Form 10-K
period 2012-12-31
AUDIOEYE INC
filed 2013-04-15
CIK 1362190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number 333-177463

AudioEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2939845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9070 South Rita Road, Suite 1450, Tucson, Arizona	85747
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	866-331-5324

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of June 30, 2012 was not available based the fact that the registrant was not yet a publicly traded entity.

As of April 15, 2013, 43,062,199 shares of the registrant’s common stock were issued and outstanding.

Documents Incorporated by Reference: None

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to either future events or our future financial performance. In some cases, you may be able to identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms or other synonymous terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend, and we do undertake any obligation, to revise or update any of the forward-looking statements to match actual results. Readers are urged to carefully review and consider the various disclosures made in this report, which aim to inform interested parties of the risks factors that may affect our business, financial condition, results of operations and prospects.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

As used in this annual report, the terms “we,” “us,” “our” and similar references refer to AudioEye, Inc. and our wholly-owned subsidiary, unless otherwise indicated.

Overview

We were incorporated in 2005 and founded on patented technology at the center of the shift of mobile Internet consumers from keypad, mouse and other vision-dependent user experiences to a completely voice-driven and conversational medium. Audio Internet™, our flagship product, enables website owners and advertisers to seamlessly replicate existing Internet properties in a fully audio format, a highly scalable media captioning service, and a navigation platform. We invent, manufacturer and distribute mobile, advertising and Internet technologies that enable users to transact, communicate and engage with products, brands and content using networked interactive voice browsing technology.

We are a developer of patented voice infrastructure technology.  Our company focuses on working to improve the mobility, usability and accessibility of all Internet-based content through the development, sale, licensing and use of our proprietary voice-driven technologies. We offer solutions in four distinct product/operating groups:

●	Audio Internet™

●	AudioEye™ Mobile

●	AudioEye™ Advertising

●	AudioEye™ Technology Licensing

Our patented technology is designed to expand the functionality of a voice-controlled browser. We believe that existing voice recognition and artificial intelligence engines are inadequate, providing users with only a partial solution: the ability to get an “answer” to a specific question. Our technology is designed to enhance a user’s Internet experience with the addition of a new aspect  – delivering audio menus that allow users to choose among multiple responses and navigate the Internet via keypad or voice just as they would with familiar mouse/icon or gestural interfaces. Our technology platform, when connected to voice recognition and artificial intelligence engines, provides an expanded Internet experience that includes voice navigation and voice-driven transactions.

The product development and deployment of our key products – Audio Internet, AudioEye Advertising and AudioEye Mobile – are focused on the automated creation of alternative versions of popular websites that can be both accessed and navigated by sound.

●
Audio Internet is a technology that utilizes our patented architecture to deliver a facsimile of a visual or mobile website in an audio format that can be navigated, utilized, interacted with, and transacted from without the use of a monitor, mouse or other gestural forms of user input. The conversion of social media sites and other dynamic e-commerce and e-learning sites have been another focal point of our development effort. Our sales and marketing effort is organized within clear-targeted verticals including, but not limited to, e-commerce, social media, news and entertainment publishers, corporate sites, products sites, mobile marketing campaigns, advertising, and promotional websites.

●
AudioEye Advertising utilizes our patented architecture to deliver voice activation, rich media response, higher value impressions and superior conversion. Our sales and marketing effort is organized around our ad network platform. Any ad can be converted into an AudioEye-enabled ad through our automated creation process. End users can then click, keystroke or speak to respond to the audio prompts. Our advertising technology is scalable across ad networks.

●
AudioEye Mobile utilizes our patented architecture, coordinated with any mobile device, to deliver simple, intuitive and faster access to mobile device content while remaining eyes and hands-free. Our goal is to open doors to the mobile web using our patented solutions for audio mobile marketing. Our sales and marketing effort is organized around sales through existing licensees.

Our technology development was initiated at the University of Arizona Science & Technology Park in Tucson, Arizona. Beginning in 2009 and continuing to the present, we have been involved in a multi-year technology development program with the Eller College of Management’s Department of Management Information Systems at the University of Arizona. In connection with our proprietary technology, our company has been issued five U.S. patents in two distinct patent families.

Patents Overview – General

The U.S. Patent Act secures for a limited time to inventors the exclusive right to their discoveries.  A patent is a document issued by the federal government that grants to its owner a legally enforceable right to exclude others from practicing the invention described and claimed in the document.  The value of a patent is closely tied to the value of the technological contribution of the material disclosed within the patent.  Over the past three decades, patents have become the major asset class for many large corporations.  These intellectual property assets are an essential part of such corporations’ competitive advantage and the foundation for new products and even new industries.

Background of Prior Art and Conventional Technology

Conventional solutions have been developed to assist visually impaired users navigate the Internet, but these systems often require software and hardware to be installed on the user’s computer.  Many of these solutions simply use screen reading technology alone or in combination with print magnifying software applications.  Our management believes that these systems are costly, unwieldy and inconvenient.  Furthermore, because such technology is installed on the user’s computer, visually impaired users cannot effectively use conventional computer files anywhere except at their own computers.  Consequently, websites and other computer files are often inaccessible to visually impaired users anywhere except at home.  Unfortunately, even at home, these systems still have drawbacks.  For one, only text is played back to the user; graphics, music and images are not.  Additionally, large files or files that have multiple nesting layers turn the system into a giant automated voice response system, potentially irking the user as a result of its incoherency.

Description of Our Patented Audio Internet Product Line

       Our patented invention includes a server-side method and apparatus that function as a voice browser, offering high-quality streaming audio narration and descriptions of websites that enable visually impaired users to navigate the Internet with ease.  This patented invention involves creating an audible website that mimics the original by utilizing voice talent and automated conversion methods to read and describe web content and create audio files for each section within an original website prior to assigning a hierarchy and navigation system based on the original website design.  To implement the system, a program, which plays a tone upon a user’s visit indicating that the website is accessible with our proprietary technology, is installed on the home page of an original website. Upon hearing the tone, a user presses a key on the keyboard to exit the original website and enter the audible website.  Audible narration is then relayed through the user’s computer, reading text and describing images and other non-textual information.  The narration also includes menus for navigating the site that have a hierarchy nearly identical to that of the original website.  Users navigate the website menus and move from webpage to webpage by making keystroke or audible commands.

Our technology allows users to navigate the Internet and mobile devices solely by listening to audio prompts and performing simple commands from any Internet-enabled device or mobile smartphone.  We believe that our innovations represent a significant breakthrough in streaming technology -- the ability to keep the streaming connection “alert,” awaiting a keystroke command even after extended periods of inactivity.

Our technology recognizes the possibility to operate the Internet as a spoken medium by cataloging each section of a website into an audio “filing cabinet.”  All the menu items and corresponding content on a given website can be easily converted to a series of audio files using web-based media creation software.  Site owners have the option of personalizing content by reading and recording specific sections, either via state-of-the-art computer generated voices or their own.  Once all content is converted accordingly, each individual audio file is linked and connected by our Internet intuitive keystroke navigation system, allowing users to “Surf-By-Sound.”

Since the solution is network-based, users can seamlessly utilize our software across all their potential Internet points of entry – school, home, office, library or mobile device.  We believe that this is a major advantage over local devices and provides portability while removing technical boundaries.  The solution is triggered by clicking on a hyperlink on a web page, or automatically upon accessing an AudioEye-enabled site.  Our navigation player will launch and allow users to listen to the page or web site so that anyone, regardless of vision, age or computer skill level, can experience the Audio Internet.

Business Plan

Our focus is to create more comprehensive access to devices, Internet, print, broadcast and other media. Our solutions and technology include comprehensive e-learning and e-commerce systems that enable interaction between brands and consumers. We have created a variety of Internet publishing products and Internet cloud-based software services that enable customers to create and deliver highly scalable web-based applications that leverage our intellectual property.

Our primary business objective is to rapidly commercialize our extensive patent portfolio and other proprietary intellectual property. Our management, working in conjunction with our patent counsel, an advisory council and third party consultants, is constructing a comprehensive licensing strategy for our technology. In addition, we are continually working to track and identify infringement of our technology in the market verticals of device manufacturers, smart phones, Internet software service providers, content delivery networks and others, and several corporate resources are tasked with full time focus on this area of our development.

Strategy

We are in the business of the development and commercial exploitation of our intellectual property.  Functionally, we organize our operations into two distinct business units:

●	The Services Group is charged with the commercialization of our intellectual property, business development, and sales and marketing of our services and product offerings.

●
The IP Group is charged with the development of additional intellectual property, development and implementation of a licensing strategy, and the prosecution and enforcement of our existing patent portfolio.

Our business model is built on the commercialization of our intellectual property through multiple avenues and business channels:

●	Generating revenue through the sale of services and products to corporate publishers.

●	Generating revenue from the sale of services and products to consumer websites.

●	Generating revenue from the sale of services and products to federal, state and local governments.

●	Generating revenue from the sales of AudioEye Advertising technology.

●	Generating revenue from royalties secured from licensees of our technology.

●	Generating revenue from settlements and judgments stemming from the enforcement of our intellectual property rights.

Our strategy is to establish our company as the leading provider of audio technologies with revenues derived through technology licensing, platform software as a service (SaaS) product sales, technology support services, and a comprehensive technology enforcement strategy.  Key operational objectives currently include:

●	Implementing a technology-licensing program to commercialize our intellectual property, including our patented technology.

●
Developing revenues from licensing royalties obtained from organizations that utilize our patented technology and systems, potentially including equity arrangements or entering into joint ventures with such organizations.

●	Leveraging our existing technology to develop a suite of products and services that can be sold directly to governments and corporate enterprises.

License and Service Offerings

We plan to offer a diversified portfolio of license and service offerings focused on securing our technology within devices and over the Internet – broken into four broad business categories:

●	Communications Technology Platform – Offered as Internet Cloud Software as a Service (SaaS)

●	Audio Internet™

●	AudioEye™ Mobile

●	AudioEye™ Advertising

●	Technology Licensing – Offered on an Equity and/or Royalty Licensing Basis

●	Digital Coupon

●	Mobile Advertising Solutions

●	Mobile Marketing Solutions

●	Counseling/Behavioral Health Care

●	Medical Applications

●	Content Delivery Networks (CDN)

●	Mobile Networks

●	Others

●	Support and Interactive Services

●	Support Infrastructure for SaaS Model – Operated as a Revenue Center

●	Customized Software and Development – Operated as a Revenue Center

●	Sales and Commercialization Support for all Divisions.

●	Patent Enforcement and Patent Portfolio Licensing Program

●	Establishing Enforcement and Licensing Protocols to Combat Infringement

●	Pricing Models/Early Adopter License Strategy

●	Mobile Device Manufacturers

●	Mobile Marketing Providers

●	Other Device and Hardware Manufacturers

Customers

Our potential customer base includes a broad range of private and public sector customers including, but not limited to:

●	Federal, State and Local Governments and Agencies

●	Corporate Publishers

●	Consumer Websites

●	Mobile Advertisers

If we are unable to establish, maintain or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate and our growth may be limited. Currently, two major customers generate 81%,  or 22% and 59%, respectively, of total sales for the year ended December 31, 2012.

Patent Enforcement and Licensing

Our patent portfolio provides ownership of claims within the field of Internet-based and device-embedded audio navigation technologies.  We plan to license the exclusive ability to provide these products in the United States in a broad array of industry and product verticals. These potential licensee organizations include but are not limited to the following:

●	Mobile Device Manufacturers

●	Mobile Device Software Providers

●	Mobile Device Operating System Providers

●	Mobile Marketing Operations

●	Mobile Internet Access Providers

●	Internet Device Manufacturers

●	Satellite, GPS and Automotive Device Manufacturers

●	Internet Browser Providers

●	Internet Media Service Providers

●	Internet Content Publishers

●	Internet Media Publishers

●	Internet Service Providers

●	Internet Search Providers

●	Internet E-commerce Providers

●	Internet Marketing Operations

●	Internet Accessibility Services Providers

●	U.S. Federal Government Internet Operations

●	U.S. State Governments Internet Operations

●	U.S. Departments, Bureaus, Agencies and Territories Internet Operations

●	Native American Business Operations

●	Native American Governments

●	Content Delivery Networks (CDN)

●	Foreign Governments

●	Appliance Manufacturers

●	Healthcare Products Manufacturers

●	Prescription Medication Pharmacy Operations

●	Pharmaceutical Companies

●	“How To” Operations

●	User Manual Publishers

Our technology, with its applications and our issued and pending patents, is intended to serve a broad landscape of clientele.  Our strategy is to hire, partner with, and secure relationships with licensing professionals and value added reseller operations that specialize in addressing each of the above mentioned market verticals.  Through value added resellers, licensing operations and strategic partnerships, we plan to license our technology, software and patents in a highly scalable, profitable and sustainable infrastructure.

The licensing offering is also tailored for startup and emerging technology service companies that desire a license to our technology in exchange for equity and ongoing royalty payments to us.  We plan to secure customized software development and service contracts that add specialized revenue streams from these partner organizations.

Progression of Equity, Royalty and Service Contract Licensing Model

We have developed, along with the Eller College of Management’s Department of Management Information Systems at the University of Arizona, a technology and vertical sales strategy targeted at post-secondary educational institutions. The business opportunity is focused on marketing our solutions and technology to approximately 10,000 higher education organizations in the United States.  We have completed a trial implementation of the technology and are developing a joint venture with the Management Information Systems department, which is expected to commence in 2013.

We have licensed our technology through a limited field of use license exclusively in the mobile couponing space to Internet start-up Couponicate, Inc.  In exchange for the license, we retain a 19.5% ownership of Couponicate and have established a revenue stream in form of royalties to be paid by Couponicate on all future revenues generated from the use of our inventions.

Business to Government Direct Sales Business Model

The patent portfolio owned by us and our Internet software platform enable mobility, usability and accessibility, and are primarily marketed through marketing partnerships, resellers and licensed operations.  This strategy enables us to address all of the broad markets covered by our technology and allows for a depth and market penetration that we could never approach on our own.

Our management believes that a fertile market exists within the U.S. government which we can pursue and develop directly.  Further, our management believes that this direct connection with the government market will allow us to improve reseller and partner-based channel support services in a more efficient manner.  We believe this tactic provides our management the ability to better anticipate the needs of and respond to our reseller network and partners with improvements and innovations in our products and services.

Our management believes that the government market imposes certain barriers to entry to new potential entrants because of requirements such as U.S. General Services Administration (GSA) listing. However, our management believes that the potential for recurring revenue generation, the data value appreciation that occurs over time, and low turnover upon establishment of government business all contribute to ideal long term conditions that make this a good market for us to conduct direct sales.

We have already filed for a GSA contract number, established proposed pricing with the GSA and are completing certification on the contracting process. We have also met with the U.S. Department of Agriculture, Education and Commerce and have established a business pipeline for licensing.

The Rehabilitation Act of 1973 requires that individuals with disabilities, who are members of the public seeking information or services from a federal department or agency, have access to and use of information and data that is comparable to that provided to the public without disabilities.  The federal government also requires vendors selling to the government to be compliant under Section 508 of the Rehabilitation Act of 1973, unless covered by a provable exception.  Canada and the European Union have similar requirements.

Elderly and print-impaired individuals need the Internet’s critical access to fundamental state, local and federal government services and information such as tax forms, social programs, emergency services and legislative representatives.  In addition, the roughly 120,000 federal employees with disabilities require Internet accessibility for workplace productivity.  Our category-creating audio browser provides an intuitive Internet experience across all Internet-enabled devices without imposing any additional costs on end users.  For government site administrators, our media creation tools are designed to be user-friendly so that sites can be made accessible and maintained as part of any web management process.

Marketing and Sales

The Federal Government boasts nearly 2,000 top level .gov domains and 24,000 websites of varying purpose, design, navigation, usability and accessibility. There are over 600,000 government websites, including the 50 state and all local government websites in the United States.

The UK research company Netcraft released their latest April 2013 survey and concluded there are 187 million active websites in the world today.

We plan to employ a partner-oriented marketing strategy for our technology licenses and software offerings.  We expect the marketing strategy to be focused primarily on value added resellers, partners and licensed operations.  We plan to directly market our Audio Internet SaaS platform to U.S. government customers.

Competition

Our management believes that our technology and solutions will compete primarily against various proprietary solutions of large search and browser market players.  Our management groups these solutions into three main categories:

1.
Mobile and Internet Browser Solutions.  A serious competitive threat to us comes from the Internet browsers that we believe may have already begun to infringe upon our technology and have started to provide voice navigation and multi-format content consumption.

2.
Mobile Device Operating Solutions.  Our management believes that this segment may involve the highest volume and presence of technology infringement of apparatus and device claims of our patent portfolio.  In view of this segment also offering competing audio navigation and audio control of device features and functions, our management has determined that this segment has the highest priority.

3.
Tablets and E-readers. Internet e-readers and tablet computers with competing functionalities and audio navigation commands and controls pose a potential competitive threat.  Our competitive analysis is ongoing; licensing strategy requires additional investment and focus in this area of ongoing competitive analysis.

Intellectual Property and Patent Rights

Our intellectual property is primarily comprised of trade secrets, patented know-how, issued and pending patents, copyrights and technological innovation.

We have a portfolio comprised of five patents in the United States, as well as several pending U.S. patents.  Our portfolio includes a number of patents that describe unique systems and methods for navigating devices and internet content, as well as publication and automated solutions that connect to any content management system, and can deliver a mobile, usable, and accessible user experience to any consumer device.  Our software and technology solutions also have direct sales potential that can be expanded but are currently focused on the U.S. government market.  We have extensive indirect sales channels developed through a network of value added resellers, partners and licensed operations that make up the majority of the projected sales volume.

The following is a list of our patents, both issued and pending.  The patents have been extended and cover a period from 2002 through 2026.

#	ID	Status	Title
1	US7966184 B2	Issued	System and method for audible website navigation
2	US7653544 B2	Issued	Method and apparatus for website navigation by the visually impaired
3	US8260616	Issued	System and method for Audio Content Generation
4	US8046229	Issued	Method and Apparatus for website navigation by the visually impaired
5	US8296150	Issued	System and Method for Audio Content Navigation
6	13/483758	Pending	System and Method for Audio Content Generation
7	13/280184	Pending	System and Method for Audio Content Management
8	13/545417	Pending	System and Method for Audio Content Navigation

AudioEye Patent Family #1

AudioEye Patent Family #2

We have also filed the following trademarks with the U.S. Patent and Trademark Office:

Government Regulation

Government regulation in the United States that affects the market and commercial potential for our products and services includes the Rehabilitation Act of 1973, the American with Disabilities Act of 1990 and the Twenty-First Century Communications and Video Accessibility Act of 2010.

The Rehabilitation Act of 1973 requires that individuals with disabilities, who are members of the public seeking information or services from a federal department or agency, have access to and use of information and data that is comparable to that provided to the public without disabilities.  The federal government also requires vendors selling to the government be compliant under Section 508 of the Rehabilitation Act of 1973, unless covered by a provable exception.  Canada and the European Union have similar requirements.

The Americans with Disabilities Act of 1990 includes provisions that require that all telecommunications companies in the United States take steps to ensure functionally equivalent services for consumers with disabilities. The applicability of these provisions is relevant to today’s environment where an increasing amount of voice and video communications occur over the Internet.

In October 2010, Congress passed and the President signed into law the Twenty-First Century Communications Act of 2010 to update existing federal laws requiring communications and video programming accessibility and to fill in any current gaps in accessibility so as to ensure the full inclusion of people with disabilities in all aspects of daily living through accessible, affordable and usable communication and video programming technologies.

Our management believes that our patents are pertinent to the development of the government-accessible market as well as the solution for Internet publishers and device manufactures requiring compliance with Sections 504 and 508 of the Rehabilitation Act of 1973.  Our product positioning is centered in audio technology that enables mobility, usability and accessibility.  In addition to the federal mandates for technology adoption, we have focused on providing comprehensive features and capabilities that bolster our value propositions and product demand creation through distribution of our proprietary enabling technologies.

Competitive Strengths

Our management believes the following competitive strengths will enable our success in the marketplace:

●
Unique patented technology.  We are focused on developing innovations in the field of networked and device-embedded audio technology.  Our first patent family entitled “Method and Apparatus for Website Navigation by the Visually Impaired” U.S. patent #7,653,544 filed in 2003 and issued on January 29, 2010 provides technology claims that cover audio content navigation.  Our second family of patents is entitled “System and Method for Audible Web Site Navigation.”  Our key foundational patent, U.S. patent #7,966,184 filed in 2007 and issued on June 23, 2011, includes additional mobile smartphone navigation and audio publishing capabilities. We have filed continuations within both patent families keeping both open for the filing of continuations and continuations in part.  We own a unique patent portfolio comprised of five issued patents in the United States, and three U.S. patents pending with three additional patents being drafted for filing with the U.S. Patent and Trademark Office in 2013. Our portfolio includes patents and pending patent applications in the United States with over 60 issued claims that encompass Internet and mobile markets that support our business and technology licensing process

●
Licensing business model.  We are pursuing agreements under which we will license our technology within key identified vertical end-markets including but not limited to the U.S. government, mobile carrier, higher education, digital couponing, content delivery networks, marketing organizations, e-learning organizations, e-commerce operations, device manufactures, internet technology, and communications.

●
Highly experienced inventors, technologists and product development team.  Our team is comprised of experienced software, e-commerce, mobile marketing and Internet broadcasting developers and technologists that have worked together for over fifteen years.  During their careers, this team has developed several technologies programs for Fortune 500 organizations; federal, state and local governments in the United States; and several leading organizations in a wide range of end-markets.

Employees

As of April 15, 2013, we had 10 full-time employees.  None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good.

Corporate Information and Background

AudioEye, Inc. was formed as a Delaware corporation on May 20, 2005. On March 31, 2010, CMG Holdings Group, Inc. (“CMGO”) acquired our company.  In connection with the acquisition, the former stockholders of our company retained rights to receive cash from the exploitation of our technology (the “Rights”) consisting of 50% of any cash received from income earned, settlements or judgments directly resulting from our patent strategy and a share of our net income for 2010, 2011 and 2012 from the exploitation of our technology.  The Rights were then contributed to a newly formed Nevada corporation, AudioEye Acquisition Corporation (“AEAC”) in exchange for shares of AEAC.  During the period as a wholly-owned subsidiary of CMGO, we continued to expand our patent portfolio to protect our proprietary Internet content publication and distribution technology.

On June 22, 2011, CMGO entered into a Master Agreement with AEAC pursuant to which: (i) the stockholders of AEAC would acquire from the CMGO 80% of our capital stock (the “Separation”) and (ii) CMGO would distribute to its stockholders, in the form of a dividend, 5% of our capital stock (the “Spin-off”).  Pursuant to the Master Agreement, AEAC was required to arrange for the release of senior secured notes (the “Senior Notes”) issued by CMGO in an aggregate principal amount of $1,025,000, which CMGO had been unable to service.  On August 17, 2012, we, CMGO and AEAC completed the Separation.  In connection with the Separation, AEAC arranged for the release of CMGO under the Senior Notes by payment to the holders thereof of $700,000, the delivery of a secured promissory note in the principal amount of $425,000 and the issuance of

1,500,000 shares of the common stock of AEAC.  On February 6, 2013, the note was paid in full.  On January 29, 2013, the Securities and Exchange Commission declared effective our registration statement on Form S-1 with respect to 1,500,259 shares of our common stock to be issued in the Spin-off. On February 22, 2013, CMGO completed the Spin-off.

In connection with the Separation, we entered into a Royalty Agreement with CMGO. Pursuant to the Royalty Agreement, for a period of five years, we will pay to CMGO 10% of cash received from income earned or settlements on judgments directly resulting from our patent enforcement and licensing strategy, whether received by us on any of our affiliates, net in either case of any direct costs or tax implications incurred in pursuit of such strategy as they relate to the patents described in the Master Agreement.  Additionally, we entered into a Services Agreement with CMGO whereby, without duplication to the amounts payable under the Royalty Agreement, for a period of 5 years, CMGO will receive a commission of 7.5% of all revenues received by us after the Separation from all business, clients or other sources of revenue procured by CMGO or its employees, officers or subsidiaries and directed to us and 10% of net revenues obtained from a specified customer.

On March 22, 2013, we and AEAC entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which AEAC would be merged with and into our company (the “Merger”) with our company being the surviving entity.  Pursuant to the Merger Agreement, each share of AEAC common stock issued and outstanding immediately prior to the Merger effective date would be converted into .94134 share of our common stock and the outstanding convertible debentures of AEAC (the “AEAC Debentures”) in the aggregate principal amount of $1,400,200, together with accrued interest thereon, would be assumed by us and then exchanged for convertible debentures of our company (the “AE Debentures”).

Effective March 25, 2013, the Merger was completed.  In connection with the Merger, the stockholders of AEAC received on a pro rata basis the 24,004,143 shares of our common stock that were held by AEAC, and the former holders of the AEAC Debentures received an aggregate of 5,871,752 shares of our common stock pursuant to their conversion of all of the AE Debentures issued to replace the AEAC Debentures.  The principal assets of AEAC were the Rights that had been contributed to AEAC by the former stockholders of our company.  As a result of the Merger, the Rights have been extinguished.

Reports to Security Holders

We are not required to deliver an annual report to our stockholders, but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

Item 1A. Risk Factors

An investment in our company is highly speculative in nature and involves an extremely high degree of risk. You should carefully consider the following material risks, together with the other information contained in this report, before you decide to buy our common stock. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Industry

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

Primarily as a result of our losses, limited cash balances and debt obligations, our independent registered public accounting firm has included in its report for the year ended December 31, 2012 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is contingent upon, among other factors, increasing revenues or obtaining alternate financing.  If we are not able to increase revenues or obtain alternate financing, our ability to continue in business would be adversely affected.

We have a history of generating significant losses and may not be able to achieve and sustain profitability.

To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis.  We incurred net losses of $800,957 for the year ended December 31, 2012.  As of December 31, 2012, we have an accumulated deficit of $3,998,948 and a working capital deficit of $1,465,091.  If we continue to experience losses, we may not be able to continue our operations, and investors may lose their entire investment.

Our future development and operations require substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, which would prevent us from fully developing our business and generating revenues.

Currently, we have limited operating capital. As of December 31, 2012, our cash available was $11,147. Our business is capital intensive and we anticipate that we will need to raise significant amounts of capital to meet our funding requirements.  We expect our capital outlays and operating expenditures to increase substantially over at least the next several years as we implement our business plan.  We expect that we will need to raise substantial additional capital, through future private or public equity offerings, strategic alliances or debt financing.  Our future capital requirements will depend on many factors, including:  market conditions, sales force cost, cost of litigation in enforcing our patents, and information technology (IT) development and acquisition costs.

We do not currently have any commitments for future external funding and we do not expect to generate any significant revenue from our business for some period of time.  Additional financing may not be available on favorable terms, or at all.  Even if we succeed in selling additional securities to raise funds, at such time, the ownership percentage of our existing stockholders would be diluted, and new investors may demand rights, preferences or privileges senior to those of existing stockholders.  If we raise additional capital through debt financing, the financing may involve covenants that restrict our business activities.  If we are not able to obtain financing when needed, we may be unable to carry out our business plan.  As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Current economic and credit conditions could adversely affect our plan of operations.

Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to the prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control.  The prolonged continuation or worsening of current credit market conditions would have a material adverse effect on our ability to secure financing on favorable terms, if at all.

Our revenue and collections may be materially adversely affected by the economic downturn.

A continuation or worsening of the recent economic downturn could result in reduced demand for our services and products, which could have a material adverse effect on our business financial position or results of operations.

An increase in market interest rates could increase our interest costs on future debt and could adversely affect our stock price.

If interest rates increase, so could our interest costs for any new debt.  This increased cost could make the financing of any acquisition more costly.  We may incur variable interest rate indebtedness in the future.  Rising interest rates could limit our ability to refinance debt when it matures, or cause us to pay higher interest rates upon refinancing and increased interest expense on refinanced indebtedness.

We are dependent on certain members of our management and technical team.

Investors in our common stock must rely upon the ability, expertise, judgment and discretion of our management and the success of our technical team in exploiting our technology.  Our performance and success are dependent, in part, upon key members of our management and technical team, including Nathaniel Bradley, Chief Executive Officer and President, Sean Bradley, Chief Technical Officer, and James Crawford, Chief Operating Officer. The departure of such key persons could be detrimental to our future success. Members of our management hold a significant percentage of our common stock.  We cannot assure you that our management will remain in place.  The loss of any of our management and technical team members could have a material adverse effect on our results of operations and financial condition, as well as on the market price of our common stock.

We intend to seek acquisitions and other strategic opportunities, which may result in the use of a significant amount of our management resources or significant costs, and we may not be able to fully realize the potential benefit of such transactions.

We intend to seek acquisitions and other strategic opportunities.  Accordingly, we may often be engaged in evaluating potential transactions and other strategic alternatives.  In addition, from time to time, we may engage in discussions that may result in one or more transactions.  Although there would be uncertainty that any of these discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations.  In addition, we may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining its operations if such a transaction is completed.  In the event that we consummate an acquisition or strategic alternative in the future, we cannot assure you that we would fully realize the potential benefit of such a transaction.

Our business plan may not be realized. If our business plan proves to be unsuccessful, our business may fail and you may lose your entire investment.

Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including inadequate working capital and a limited operating history. The likelihood of our success must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of a new business. Unanticipated events may occur that could affect the actual results achieved during the forecast periods. Consequently, the actual results of operations during the forecast periods will vary from the forecasts, and such variations may be material. In addition, the degree of uncertainty increases with each successive year presented. We cannot assure you that we will succeed in the anticipated operation of our business plan. If our business plan proves to be unsuccessful, our business may fail and you may lose your entire investment.

If we are not able to adequately protect our patented rights, our operations would be negatively impacted.

Our ability to compete largely depends on the superiority, uniqueness and value of our technology and intellectual property.  To protect our intellectual property rights, we will rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions.  We cannot assure you that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any such assertions or prosecutions will not materially adversely affect our business.

Regardless of whether these or any future claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs, could jeopardize or substantially delay a successful outcome in any future litigation, and could divert resources away from our other activities.  In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products.  In addition to challenges against our existing patents, any of the following could also reduce the value of our intellectual property now, or in the future:

●	our applications for patents, trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;

●	issued trademarks, copyrights, or patents may not provide us with any competitive advantages;

●	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or

●	our efforts may not prevent the development and design by others of products or technologies similar to, competitive with, or superior to those that we develop.

Also, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business in the future or from which competitors may operate.  Obtaining patents will not necessarily protect our technology or prevent our international competitors from developing similar products or technologies.  Our inability to adequately protect our patented rights would have a negative impact on our operations and revenues.

In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving.  Because of the growth of the Internet and Internet-related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology.  There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights

We may commence legal proceedings against third parties who we believe are infringing on our intellectual property rights, and if we are forced to litigate to defend our intellectual property rights, or to defend claims by third parties against us relating to intellectual property rights, legal fees and court injunctions could adversely affect our financial condition or potentially end our business.

At present, we do not have any active or pending litigation.  However, we believe that certain third parties may be violating our patents.  We expect the number of third parties violating our patents to grow in number as the market develops new uses of voice controlled Internet usage and consumers begin to increase their adoption of the technology and integrate it into their daily lives.  We foresee the potential need to enter into active litigation to defend the enforcement of our patents.  We anticipate that these legal proceedings could continue for several years and may require significant expenditures for legal fees and other expenses.  In the event we are not successful through appeal and do not subsequently obtain monetary and injunctive relief, these litigation matters may significantly reduce our financial resources and have a material impact on our ability to continue our operations.  The time and effort required of our management to effectively pursue these litigation matters may adversely affect our ability to operate our business, since time spent on matters related to the lawsuits will take away from the time spent on managing and operating the business. We cannot assure you that any such potential lawsuits will result in a final outcome that is favorable to our stockholders or us.

We may or may not be able to capitalize on potential market opportunities related to our licensing strategy or our patent portfolio.

In order to capitalize on our patent portfolio, our business strategy calls for us to enter into licensing relationships with leading companies in our target markets in order to reach a larger end-user base than we could reach through direct sales and marketing efforts.  Although we may enter into certain license agreements, we cannot assure you that we will be able to continue to capitalize on our patent portfolio or any potential market opportunity in the foreseeable future.  Our inability to generate licensing revenues associated with the potential market opportunities could result from a number of factors, including, but not limited to:

●	we may not be successful in entering into licensing relationships with our targeted customers on commercially acceptable terms; and

●	challenges to the validity of certain of our patents that underlie the licensing opportunities.

We have experienced and will continue to experience competition as more companies seek to provide products and services similar to our products and services; and because larger and better-financed competitors may affect our ability to operate our business and achieve profitability, our business may fail.

We expect competition for our products and services to be intense.  We expect to compete directly against other companies offering similar products and services that will compete directly with our proposed products and services.  We also expect that we will compete against established vendors in our markets.  These companies may incorporate other competitive technologies into their product offerings, whether developed internally or by third parties.  For the foreseeable future, substantially all of our competitors are likely to be larger, better-financed companies that may develop products superior to our current and proposed products, which could create significant competitive advantages for those companies.  Our future success depends on our ability to compete effectively with our competitors.  As a result, we may have difficulty competing with larger, established competitors.  Generally, these competitors have:

●	substantially greater financial, technical and marketing resources;

●	a larger customer base;

●	better name recognition; and

●	more expansive product offerings.

These competitors are likely to command a larger market share than us, which may enable them to establish a stronger competitive position, in part, through greater marketing opportunities.  Further, our competitors may be able to respond more quickly to new or emerging technologies and changes in user preferences and to devote greater resources to developing new products and offering new services.  These competitors may develop products or services that are comparable or superior to ours.  If we fail to address competitive developments quickly and effectively, we may not be able to remain a viable business.

The burdens of being a public company may adversely affect our ability to develop our business and pursue a litigation strategy.

As a public company, our management must devote substantial time, attention and financial resources to comply with U.S. securities laws.  This may have a material adverse effect on our management’s ability to effectively and efficiently develop our business initiatives.  In addition, our disclosure obligations under U.S. securities laws may require us to disclose information publicly that could have a material adverse effect on our potential litigation strategies.

The current regulatory environment for our products and services remains unclear.

We cannot assure you that our existing or planned product and service offerings will be in compliance with local, state and/or federal U.S. laws or the laws of any foreign jurisdiction where we may operate in the future.  Further, we cannot assure you that we will not unintentionally violate such laws or that such laws will not be modified, or that new laws will not be enacted in the future, which would cause us to be in violation of such laws.   More aggressive domestic or international regulation of the Internet may materially and adversely affect our business, financial condition, operating results and future prospects.

Our business greatly depends on the growth of mobile services, streaming, file transfer, remote desktop and other next-generation Internet-based applications.

The Internet may ultimately prove not to be a viable commercial marketplace for such applications for a number of reasons, including:

●	unwillingness of consumers to shift to and use other such next-generation Internet-based audio applications;

●	refusal to purchase our products and services;

●	perception by the licensees with respect to product and service quality and performance;

●	limitations on access and ease of use;

●	congestion leading to delayed or extended response times;

●	inadequate development of Internet infrastructure to keep pace with increased levels of use; and

●	increased government regulations.

If the market for our mobile services, audio control of the Internet browser, file transfer and remote desktop does not grow as anticipated, our business would be adversely affected.

While other next-generation Internet-based applications have grown rapidly in personal and professional use, we cannot assure you that the adoption of our products and services will grow at a comparable rate, or grow at all.

We expect that we will experience long and unpredictable sales cycles, which may impact our operating results.

We expect that our sales cycles will be long and unpredictable due to a number of uncertainties such as:

●	the need to educate potential customers about our patent rights and our product and service capabilities;

●	customers’ willingness to invest potentially substantial resources and infrastructures to take advantage of our products and services;

●	customers’ budgetary constraints;

●	the timing of customers’ budget cycles; and

●	delays caused by customers’ internal review processes.

We expect that we will be substantially dependent on a concentrated number of customers.

Currently, two major customers generate 81% of our revenue. If we are unable to establish, maintain, grow or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate and our growth may be limited.

If we do not successfully develop our planned products and services in a cost-effective manner to customer demand in the rapidly evolving market for next-generation Internet-based applications and services, our business may fail.

The market for next-generation Internet-based applications and services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, and frequent new service and product introductions.  Our future success will depend, in part, on our ability to use new technologies effectively, to continue to develop our technical expertise and proprietary technology, to enhance our existing products and services, and to develop new products and services that meet changing customer needs on a timely and cost-effective basis.  We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards.  If we fail to use new technologies effectively, to develop our technical expertise and new products and services, or to enhance existing products and services in a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs, which would adversely affect our revenues and prospects for growth.

In addition, if we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers, strategic alliances and market share.  Sudden changes in user and customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete.  The emerging nature of products and services in the technology and communications industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services.  Our survival and success will depend, in part, on our ability to:

●	design, develop, launch and/or license our planned products, services and technologies that address the increasingly sophisticated and varied needs of our prospective customers; and

●	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of our planned products and services and other patented technology involves significant technological and business risks and requires substantial expenditures and lead-time.  We may be unable to use new technologies effectively.  Updating our technology internally and licensing new technology from third parties may also require us to incur significant additional expenditures.

If our products and services do not gain market acceptance, we may not be able to fund future operations.

A number of factors may affect the market acceptance of our products or services or any other products or services we develop or acquire, including, among others:

●	the price of our products or services relative to other competitive products;

●	the perception by users of the effectiveness of our products and services;

●	our ability to fund our sales and marketing efforts; and

●	the effectiveness of our sales and marketing efforts.

If our products and services do not gain market acceptance, we may not be able to fund future operations, including the development of new products and services and/or our sales and marketing efforts for our current products and services, which inability would have a material adverse effect on our business, financial condition and operating results.

Our products and services are highly technical and may contain undetected errors, which could cause harm to our reputation and adversely affect our business.

Our products and services are highly technical and complex and, when deployed, may contain errors or defects.  Despite testing, some errors in our products and services may only be discovered after they have been installed and used by customers.  Any errors or defects discovered in our products and services after commercial release could result in failure to achieve market acceptance, loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition.  In addition, we could face claims for product liability, tort or breach of warranty.  The performance of our products and services could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as on third-party applications and services that utilize our products and services, which could result in legal claims against us, harming our business.  Furthermore, we expect to provide implementation, consulting and other technical services in connection with the implementation and ongoing maintenance of our products and services, which typically involves working with sophisticated software, computing and communications systems.  We expect that our contracts with customers will contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld.  Defending a lawsuit, regardless of its merit, is costly and may divert our management’s attention and adversely affect the market’s perception of us and our products and services.  In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

Malfunctions of third-party communications infrastructure, hardware and software expose us to a variety of risks we cannot control.

Our business will depend upon the capacity, reliability and security of the infrastructure owned by third parties over which our offerings would be deployed.  We have no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment.  We depend on these companies to maintain the operational integrity of our connections.  If one or more of these companies is unable or unwilling to supply or expand its levels of service in the future, our operations could be adversely impacted.  Also, to the extent the number of users of networks utilizing our future products and services suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions.  System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users.  In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures.  These types of occurrences could cause users to perceive that our products and services do not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners and customers.

System failure or interruption or our failure to meet increasing demands on our systems could harm our business.

The success of our product and service offerings will depend on the uninterrupted operation of various systems, secure data centers, and other computer and communication networks that we use or establish.  To the extent the number of users of networks utilizing our future products and services suddenly increases, the technology platform and hosting services which will be required to accommodate a higher volume of traffic may result in slower response times, service interruptions or delays or system failures.  The deployment of our products, services, systems and operations will also be vulnerable to damage or interruption from:

●	power loss, transmission cable cuts and other telecommunications failures;

●	damage or interruption caused by fire, earthquake, and other natural disasters;

●	computer viruses or software defects; and

●	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

System interruptions or failures and increases or delays in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of our products and services to users.  These types of occurrences could cause users to perceive that our products and services do not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners and customers.

Our ability to sell our solutions will be dependent on the quality of our technical support and our failure to deliver high-quality technical support services could have a material adverse effect on our sales and results of operations.

If we do not effectively assist our customers in deploying our products and services, succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, or if potential customers perceive that we may not be able to successfully deliver the foregoing, our ability to sell our products and services would be adversely affected, and our reputation with potential customers could be harmed.  In addition, if we expand our operations internationally, our technical support team will face additional challenges, including those associated with delivering support, training and documentation in languages other than the English language.  As a result, our failure to deliver and maintain high-quality technical support services to our customers could result in customers choosing to use our competitors’ products or services in the future.

We will need to recruit and retain additional qualified personnel to successfully grow our business.

Our future success will depend in part on our ability to attract and retain qualified operations, marketing and sales personnel as well as technical personnel.  Inability to attract and retain such personnel could adversely affect our business.  Competition for technical, sales, marketing and executive personnel is intense, particularly in the technology and Internet sectors.  We cannot assure you that we will be able to attract or retain such personnel.

Growth of internal operations and business may strain our financial resources.

We may need to significantly expand the scope of our operating and financial systems in order to build our business.  Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

●	the need for continued development of our financial and information management systems;

●	the need to manage relationships with future licensees, resellers, distributors and strategic partners;

●	the need to hire and retain skilled management, technical and other personnel necessary to support and manage our business; and

●	the need to train and manage our employee base.

The addition of products and services and the attention they demand, may also strain our management resources.

We do not expect to pay any dividends for the foreseeable future, which will affect the extent to which our investors realize any future gains on their investment.

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future.  Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Risks Related to the Market for Our Common Stock

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

There is currently no trading market for shares of our common stock.  If and when a trading market for our common stock occurs, our stock price may be volatile.  The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  As a result of this volatility, investors may not be able to sell their common stock.  The market price for our common stock may be influenced by many factors, including, but not limited to:

●	regulatory developments in the United States and any foreign countries where we may operate;

●	the recruitment or departure of key personnel;

●	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

●	market conditions in the industries in which we compete and issuance of new or changed securities;

●	analysts’ reports or recommendations;

●	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

●	the inability to meet the financial estimates of analysts who follow our common stock;

●	the issuance of any additional securities by us;

●	investor perception of us and of the industry in which we compete; and

●	general economic, political and market conditions.

Trading on OTCQB and the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common shares and make it difficult for our stockholders to resell their shares.

Our common shares are listed to be quoted on the OTCQB and OTC Bulletin Board services effective April 15, 2013. Trading in shares quoted on the OTCQB and OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of shares of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB and OTC Bulletin Board are not stock exchanges, and trading of securities on the OTCQB and OTC Bulletin Board are often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, stockholders may have difficulty reselling shares of our common stock.

A substantial number of shares of our common stock may be sold into the market at any time.  This could cause the market price of our common stock to drop significantly, even if our business is doing well.

All of the 1,500,259 shares of our common stock that were registered pursuant to our registration statement that was declared effective as of January 29, 2013 are freely tradable without restrictions or further registration under the federal securities laws, except for shares owned by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).  The remaining shares of common stock outstanding after the effective date of our registration statement, including the shares issued in the Separation, are restricted securities as defined in Rule 144. Restricted securities may be sold in the U.S. public market only if registered under the Securities Act or if they qualify for an exemption from registration, including by reason of Rule 144.  All of our restricted shares are eligible for sale in the public market beginning after the effective date, provided that such restricted shares have been held for at least six months, subject in certain circumstances to the volume, manner of sale and other limitations under Rule 144 for shares held by our affiliates.  Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Our share is a penny stock; trading of shares of our common stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our shares.

Our share is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the shares that are subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common shares.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell shares of our common stock.

In addition to the “penny stock” rules promulgated by the SEC, the Financial Industry Regulatory Authority, or the FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some brokerage customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy shares of our common stock, which may limit your ability to buy and sell shares of our common stock.

Risks Relating to Our Charter Documents and Capital Structure

We are close to being controlled by a small number of “insider” stockholders.

Our directors and executive officers currently beneficially own approximately 41.09% of our outstanding common stock. Accordingly, through their collective ownership of our outstanding common stock, if they act together, they will be close to control the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, will be close to determining the outcome of the election of all of our directors and determining corporate and stockholder action on other matters.

Provisions of our certificate of incorporation and by-laws could discourage potential acquisition proposals and could deter or prevent a change in control.

Some provisions in our certificate of incorporation and by-laws, as well as statutes, may have the effect of delaying, deferring or preventing a change in control.  These provisions, including those providing for the possible issuance of shares of our preferred stock, which may be divided into series and with the preferences, limitations and relative rights to be determined by our board of directors, and the right of the board of directors to amend the by-laws, may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire a substantial number of shares of our common stock or to launch other takeover attempts that a stockholder might consider to be in his or her best interest.  These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.

Delaware law may delay or prevent takeover attempts by third parties and therefore inhibit our stockholders from realizing a premium on their stock.

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, or the DGCL. This section prevents any stockholder who owns 15% or more of our outstanding common stock from engaging in certain business combinations with us for a period of three years following the time that the stockholder acquired such stock ownership unless certain approvals were or are obtained from our board of directors or the holders of 66 2/3% of our outstanding common stock (excluding the shares of our common stock owned by the 15% or more stockholder).  Our board of directors can use these and other provisions to discourage, delay or prevent a change in the control of our company or a change in our management.  Any delay or prevention of a change of control transaction or a change in our board of directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.  These provisions could also limit the price that investors might be willing to pay for shares of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 9070 South Rita Road, Suite 1450, Tucson, Arizona 85747, consisting of approximately 800 square feet. We also maintain a satellite office in Chicago, Illinois consisting of approximately 1,700 square feet. Both offices are leased for an aggregate amount of $1,921 per month. Our total rent expense was approximately $30,165 and $9,328 under office leases for the years ended December 31, 2012 and 2011, respectively.

We believe our current premises are adequate for our current operations although we may require additional premises in the foreseeable future.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding nor is our property the subject of a pending legal proceeding that is not in the ordinary course of business or is otherwise material to the financial condition of our business.

While presently there are no pending legal proceedings to which we are a party or of which any of our property is the subject, from time to time in the future, we may be subject to various lawsuits, claims and proceedings that arise in the normal course of business, including employment, commercial, safety and health matters.  In addition, in the future, we may from time to time commence litigation to enforce our patents.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock started being listed on the OTCQB and OTC Bulletin Board effective April 15, 2013 under the symbol “AEYE.”  As of the date of this annual report, no closing price for our common stock has yet been reported.

As of April 15, 2013, we had approximately 248 stockholders of record and a greater number of beneficial holders for whom shares are held in a “nominee” or “street” name.

The transfer agent of our common stock is Corporate Stock Transfer, 3200 Cherry Creek Drive, Suite 430, Denver, Colorado 80209, telephone number: (303) 282-4800.

Dividend Policy

Holders of our common stock are entitled to receive ratably such dividends, if any, as may be declared by our board of directors out of funds legally available. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. There are no restrictions in our certificate of incorporation or by-laws that prevent us from declaring dividends. Any future disposition of dividends will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Recent Sales of Unregistered Securities

During the years ended December 31, 2012 and 2011 there were no sales of unregistered securities. Other transactions in stockholders’ equity are described in other areas of this annual report, including advances made by Nathaniel Bradley that were converted into common stock.

On December 5, 2012, we received a Notice to Convert from our Chief Executive Officer, Nathaniel Bradley, in which Mr. Bradley requested that 100% of his debt be converted into shares of our common stock at a price of $0.25 per share.  As a result, the debt in the amount of $1,296,715, which includes accrued interest, was converted into 5,186,860 shares of our common stock, and the related promissory note was deemed paid in full. Accrued interest in the amount of $84,581 was considered forgiven due to this conversion. The issuance of the notes and common shares were issued pursuant to Section 4(2) of the Securities Act.

Purchase of Equity Securities by the Registrant and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fourth quarter of 2012, or during the year ended December 31, 2012.

Item 6. Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2011 and 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors.”

AudioEye, Inc. was formed as a Delaware corporation on May 20, 2005. On March 31, 2010, CMG Holdings Group, Inc. (“CMGO”) acquired our company.  In connection with the acquisition, our former stockholders retained rights to receive cash from the exploitation of our technology (the “Rights”) consisting of 50% of any cash received from income earned, settlements or judgments directly resulting from our patent strategy and a share of our net income for 2010, 2011 and 2012 from the exploitation of our technology.  The Rights were then contributed to a newly formed Nevada corporation, AudioEye Acquisition Corporation (“AEAC”) in exchange for shares of AEAC.  During the period as a wholly-owned subsidiary of CMGO, we continued to expand our patent portfolio to protect our proprietary Internet content publication and distribution technology.

On June 22, 2011, CMGO entered into a Master Agreement with AEAC pursuant to which: (i) the stockholders of AEAC would acquire from the CMGO 80% of our capital stock (the “Separation”) and

(ii) CMGO would distribute to its stockholders, in the form of a dividend, 5% of our capital stock (the “Spin-off”).  Pursuant to the Master Agreement, AEAC was required to arrange for the release of senior secured notes (the “Senior Notes”) issued by CMGO in an aggregate principal amount of $1,025,000, which CMGO had been unable to service.  On August 15, 2012, we, CMGO and AEAC completed the Separation.  In connection with the Separation, AEAC arranged for the release of CMGO under the Senior Notes by payment to the holders thereof of $700,000, the delivery of a secured promissory note in the principal amount of $425,000 and the issuance of 1,500,000 shares of the common stock of AEAC.  On February 6, 2013, the note was paid in full.  On January 29, 2013, the Securities and Exchange Commission declared effective our registration statement on Form S-1 with respect to 1,500,259 shares of our common stock to be issued in the Spin-off. On February 22, 2013, CMGO completed the Spin-off.

In connection with the Separation, we entered into a Royalty Agreement with CMGO. Pursuant to the Royalty Agreement, for a period of five years, we will pay to CMGO 10% of cash received from income earned or settlements on judgments directly resulting from our patent enforcement and licensing strategy, whether received by us on any of our affiliates, net in either case of any direct costs or tax implications incurred in pursuit of such strategy as they relate to the patents described in the Master Agreement.  Additionally, we entered into a Services Agreement with CMGO whereby, without duplication to the amounts payable under the Royalty Agreement, for a period of 5 years, CMGO will receive a commission of 7.5% of all revenues received by us after the Separation from all business, clients or other sources of revenue procured by CMGO or its employees, officers or subsidiaries and directed to us and 10% of net revenues obtained from a specified customer.

On March 22, 2013, we and AEAC entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which AEAC would be merged with and into our company (the “Merger”) with our company being the surviving entity.  Pursuant to the Merger Agreement, each share of AEAC common stock issued and outstanding immediately prior to the Merger effective date would be converted into .94134 share of our common stock and the outstanding convertible debentures of AEAC (the “AEAC Debentures”) in the aggregate principal amount of $1,400,200, together with accrued interest thereon, would be assumed by us and then exchanged for convertible debentures of our company (the “AE Debentures”).

Effective March 25, 2013, the Merger was completed.  In connection with the Merger, the stockholders of AEAC received on a pro rata basis the 24,004,143 shares of our common stock that were held by AEAC, and the former holders of the AEAC Debentures received an aggregate of 5,871,752 shares of our common stock pursuant to their conversion of all of the AE Debentures issued to replace the AEAC Debentures.  The principal assets of AEAC were the Rights that had been contributed to AEAC by the former stockholders of our company. As a result of the Merger, the Rights have been extinguished.

Overview

We have developed patented Internet content publication and distribution software that enables conversion of any media into accessible formats and allows for real time distribution to end users on any Internet-connected device. We have a patent portfolio comprised of five patents in the United States, as well as several pending U.S. patents.  Our portfolio includes a number of patents that describe unique systems and methods for navigating devices and Internet content, as well as publication and automated solutions that connect to any content management system, and can deliver a mobile, usable, and accessible user experience to any consumer device.

This patented technology is the foundation of our mission to become a leader in Internet accessibility, mobile audio Internet navigation, and multi-format publishing technology as well as Internet content publication and distribution software.  Our management believes that there is significant market opportunity for our services as most websites are developed with the assumption that users can see the site, with the result that visually-impaired users have difficulty using such websites. Accordingly, providing accessibility services for these websites has become a significant market opportunity, as there are approximately 33 million computer users who have some form of visual impairment.

In October 2010, Congress passed and the President signed into law the Twenty-First Century Communication and Video Accessibility Act of 2010, which mandates that all government websites (city, state and federal) be compliant and provide accessibility to persons with disabilities. As a result, our management believes that providing accessibility services for these government websites has become a significant market opportunity in view of the potential demand for our patented solution.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

Results of Operations	Year Ended December 31,
	2012	2011
Revenue	$279,062	$125,521
Revenue from related party	3,000	12,500
Cost of Sales	265,330	641,124
Gross profit (loss)	16,732	(503,103)
General and administrative expenses	823,228	810,341
Patent impairment expense	—	147,908
Operating (loss)	(806,496)	(1,461,352)
Unrealized gain (loss) on marketable securities	12,000	(3,000)
Loss attributable to non-controlling interest
Interest expense	(98,543)	(280,050)

Net (loss)	$(893,039)	$(1,744,402)

Net (loss) per Weighted average common shares outstanding – basic and diluted	$(0.03)	$(0.06)

Revenue

For the years ended December 31, 2012 and 2011, revenue in the amount of $279,062 and $125,521, respectively, consisted primarily of various levels of website design and maintenance. Revenues increased due to increased demand for our services. Additionally, for the years ended December 31, 2012 and 2011, revenue from related party in the amount of $3,000 and $12,500, respectively, consisted primarily of various levels of website design and maintenance.

Cost of Sales

For the years ended December 31, 2012 and 2011, cost of sales in the amount of $265,330 and $641,124, respectively, consisted primarily of sub-contracting to outside sources, direct labor and direct technology costs. Cost of sales decreased due to a reduction of sub-contracting costs and efficient implementation of our products.

Gross Profit

The increase in revenue and decrease in sub-contracting and direct labor resulted in a gross profit of $16,732 and a gross loss of $503,103 for the years ended December 31, 2012 and 2011, respectively. Gross profit increased as a result of increasing sales combined with a reduction in sub-contracting costs and efficient implementation of our products.

General and Administrative Expenses

General and administrative expenses were $823,228 and $810,341 for the years ended December 31, 2012 and 2011, respectively. General and administrative expenses increased as a result of fees associated with the spin off from CMGO.

Liquidity and Capital Resources

Working Capital	At December 31,
	2012	2011
Current Assets	$246,928	$70,188
Current Liabilities	1,719,520	804,255
Working Capital (Deficit)	$(1,472,592)	$(734,067)

The working capital deficit for the years end December 31, 2012 and 2011 was $1,472,592 and $734,067, respectively. The increase in deficit was primarily due to increases in current portion of related party payables and notes and loans payable.

Cash Flows

	For the year ended
	December 31,
	2012	2011

Net Cash (Used in) Operating Activities	$(250,951)	$(957,282)
Net Cash Provided by (Used in) Investing Activities	(2,928)	(102,627)
Net Cash Provided by Financing Activities	237,600	1,083,724
Increase (Decrease) in Cash	$(16,279)	$23,815

We had cash in the amount of $11,147 and $27,426 as of December 31, 2012 and 2011, respectively.

During the year ended December 31, 2011, we entered into several promissory notes with one of our officers. The promissory notes totaled $1,084,224, bore interest at 15% and were due before August 2011.  On August 30, 2011, the officer and our company entered into a modified promissory note agreement in which the nine promissory notes (the “Notes”) totaling $1,084,224 were modified into one promissory note of $1,084,224 (the “Modified Note”). Any interest accrued on the Notes prior to the modification was adjusted and recalculated at a rate of 7% per annum. Any penalties assessed on the Notes prior to August 30, 2011 were waived. Interest was accrued at a rate of 7% per annum commencing August 31, 2011. The term of the Modified Note extended to August 31, 2013. The Modified Note was convertible into our common stock at a conversion price of $0.25 per share by August 31, 2013. On December 16, 2011, an additional $3,500 was loaned to us by the officer, which amount was interest free and payable upon demand. No payments of principal or interest were made during 2011. During the year ended December 31, 2012, an additional $62,500 was loaned to us by the officer, which amount was interest free and payable upon demand. Accrued interest in the amount of $85,649 and $158,116 has been expensed for the years ended December 31, 2012 and 2011, respectively. There was a principal amount of $10,000 and $1,245,840 as Related Party Loans Payable as of December 31, 2012 and 2011, respectively.

On December 5, 2012, we received notice from the officer of his intent to convert 100% of all outstanding monies owed to him into shares of our common stock at a price of $0.25 per share.  As a result, on December 20, 2012, the entire related party debt owed to the officer of $1,296,544, plus additional interest of $171 was converted, and 5,186,860 shares of our common stock were issued to the officer’s designees.  The related notes were extinguished December 20, 2012. This transaction resulted in a forgiveness of $84,581 of accrued interest to the officer.

As of December 31, 2012 and 2011, there were Related Party Payables of $829,418 and $398,270, respectively, for services performed by related parties.

As of December 31, 2012 and 2011, there were outstanding receivables of $16,125 and $13,125, respectively, for services performed for related parties.

For the years ended December 31, 2012 and 2011, there were revenues earned of $3,000 and $12,500, respectively, for services performed for related parties.

We suffered recurring losses from operations of $893,039 and $1,744,402 for the years ended December 31, 2012 and 2011, respectively. In addition, we had an accumulated deficit of $4,091,030 and $3,197,991 for the years ending December 31, 2012 and 2011, respectively. Our continuation is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. Our management anticipates that we will have to raise additional funds through private placements of our equity securities and/or debt financing to execute our business plan. We cannot assure you that the financing will be completed as planned or at all. If our management is unable to secure adequate capital to continue our planned operations, our stockholders may lose some or all of their investment and our business may fail.

As stated above, when our company was sold to CMGO in 2010, the former stockholders of our company retained certain Rights.  Subsequently, in anticipation of the Separation of our company from CMGO and the Spin-off, AEAC was formed and the former stockholders of our company contributed the Rights to AEAC.  Thereafter, AEAC raised an aggregate of $1,400,200 in exchange for the AEAC Debentures.  The proceeds were used in part to repay the senior notes previously issued by CMGO, the repayment of which was a condition to effect the Separation.  As a result of the Merger of AEAC into our company, the holders of the AEAC Debentures received shares of our common stock and the AEAC Debentures were extinguished.

Contractual Obligations

As a “smaller reporting company,” we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Seasonality

We do not have a seasonal business cycle.  Our revenues and operating profits are generally derived evenly throughout the months of the year.

Climate Change

We do not believe there is anything unique to our business which would result in climate change regulations having a disproportional effect on us as compared to U.S. industry overall.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2012 and 2011. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by our management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Revenue Recognition

Revenue is recognized when all applicable recognition criteria have been met, which generally include (a) persuasive evidence of an existing arrangement; (b) fixed or determinable price; (c) delivery has occurred or service has been rendered; and (d) collectability of the sales price is reasonably assured.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements by removing the existing options available for the presentation of comprehensive income but rather requiring comprehensive income to be reported in either a single continuous statement of comprehensive income or in a two statement presentation format that would highlight the components of income as the first statement and then a separate but yet consecutive statement presenting the components and totals of comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which indefinitely defers the effective date of certain provisions under ASU 2011-05, Presentation of Comprehensive Income. The amendments in ASU 2011-12 defer the requirement under ASU 2011-05 to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. This deferral was prompted by constituents’ concerns that the presentation requirements would be costly to implement and could add unnecessary complexity to financial statements. All other requirements in ASU 2011-05 remain effective for fiscal years, and for interim periods within those years, beginning after December 15, 2011.

In September 2011, the FASB issued new guidance that simplified how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. Dell adopted this new guidance in the first quarter of Fiscal 2013. Goodwill is tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs. The adoption of this guidance did not impact our financial statements.

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test becomes optional. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not impact our financial statements.

In January 2013, the FASB issued amended guidance that will enhance disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its derivative instruments, repurchase agreements, and securities lending transactions. This new guidance requires the disclosure of the gross amounts subject to rights of offset, amounts offset in accordance with the accounting standards followed, and the related net exposure. This new guidance will be effective for the first quarter of the fiscal year ending December 31, 2013. Early adoption is not permitted. Other than requiring potential additional disclosures, we do not expect this new guidance to impact our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our president, chief executive officer and chief financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s

President and Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are not effective as at the end of the period covered by this report due to the existence of a material weakness as noted below in management’s report on internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President and Chief Executive Officer, to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as at December 31, 2012, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles due to our management identifying a material weakness in lack of control processes in place that provide multiple levels of supervision and review as of December 31, 2012.

This annual report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process, which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information is as of the date of this annual report with respect to those persons who are serving as our directors and executive officers.

Name	Age	Director/Position
Nathaniel Bradley James Crawford Sean Bradley Constantine Potamianos Edward O’Donnell	36 31 31 47 47
Chief Executive Officer, President and Director
Chief Operating Officer, Treasurer and Director
Chief Technology Officer, Vice President, Secretary and Director
Chief Legal Officer, General Counsel
Chief Financial Officer

Craig Columbus Dr. Carr Bettis	46 49	Chairman of the Board, Director Director
Edward Withrow, III	47	Director

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Nathaniel Bradley. Mr. Bradley served as a director of ours from our company’s founding in 2005 to the present and as Chief Executive Officer and President since July 2007. Mr. Bradley is a recognized pioneer and active expert in the new media Internet technology sector. He is the named inventor of several Internet technology patents and patents pending with U.S. Patent and Trademark Office. Over the past decade, Mr. Bradley has been involved in the invention, reduction to practice, commercial licensing, and enforcement of foundational Internet and mobile technology patents. In addition to managing the growth of AudioEye’s patent portfolio through invention, Mr. Bradley is developing an intellectual property operation at the University of Arizona Science & Technology Park in Tucson. Mr. Bradley is also the Chief Technology Officer of Marathon Patent Group since March 2013. Prior to AudioEye, Mr. Bradley was Chairman of the Board of Modavox®, founder and Managing Member of Kino Digital, Kino Communications and Kino Interactive and currently serves as a managing member of Bradley Brothers, LLC, an Arizona-based investment company. Mr. Bradley lives in Tucson, Arizona with his wife and two sons. We believe that Mr. Bradley’s executive management experience with companies that do business over the Internet and background in financial business transactions makes him qualified to serve as our Chief Executive Officer and President and as a director.

James Crawford. Mr. Crawford has been involved with us from our company’s founding in 2005 to the present and has served as a director, Chief Operating Officer and Treasurer since August 2012. Mr. Crawford was a founding member of Kino Interactive, LLC, a developer of enhanced communication software and digital media solutions, and of our company. Mr. Crawford’s experience as an entrepreneur spans the entire life cycle of companies from start-up capital to compliance officer and director of reporting public companies. Mr. Crawford is also the Chief Operating Officer of Marathon Patent Group since March 2013. Prior to his involvement as Chief Operating Officer of our company, Mr. Crawford served as a director and officer of Augme Technologies, Inc. from March 2006 through August 2011, and assisted the company in maneuvering through the initial challenges of acquisitions executed by the company through 2011 that established the company as a leading mobile marketing company in the United States. Mr. Crawford is experienced in public company finance and compliance functions. He has extensive experience in the area of intellectual property creation, management and licensing.  Prior to our company, Mr. Crawford served on the boards of directors of Modavox® and Augme Technologies, and as founder and managing member of Kino Digital, Kino Communications and Kino Interactive. We believe that Mr. Crawford’s experience as a member of Kino’s and Augme Technologies, Inc.’s management team and background in technology makes him qualified to serve as our Chief Operating Officer and Treasurer and as a director.

Sean Bradley. Mr. Bradley has been involved with us from the company’s founding in 2005 to the present and has served as Vice President and Secretary since April 2010, and as a director and Chief Technology Officer since August 2012. Mr. Bradley has co-founded several technology companies, including Kino Digital, LLC, and Kino Communications, LLC, from 1999-2005. Mr. Bradley obtained his BA from Arizona International College at the University of Arizona, graduating summa cum laude and with highest academic distinction for all eight undergraduate semesters.  Over the past nine years, he has led an international team of software developers, has produced global webcasting technologies, and is planning, designing and managing the fulfillment of intellectual property assets, including the next generation mobile marketing solutions for industry leading Hipcricket. In the past, Mr. Bradley was chief architect of AdLife, BoomBox® Video and Audio Platforms for Augme Technologies, Inc. Mr. Bradley is proficient in several programming and web development languages and has engineered online communications systems for IBM, General Dynamics, Avnet and many others. In 2005, he was recognized by Arizona State’s WP Carey School of Business as a leader in his field for work he completed for the Arizona Department of Health and Human Services. In addition to his role at our company, Mr. Bradley is a managing member of Bradley Brothers, LLC, an Arizona-based investment company. We believe that Mr. Bradley’s extensive education and background in business and technology make him qualified to serve as our Chief Technology Officer, Vice President and Secretary and as a director.

Constantine Potamianos: Mr. Potamianos has served as our outside corporate counsel from our company’s founding in 2005 and as Chief Legal Officer and General Counsel since January 2012. From June 2009 to December 2011, Mr. Potamianos was a partner at Duval & Stachenfeld, LLP, a noted New York law firm that primarily works with large institutional investors and hedge funds. Mr. Potamianos served as the co-leader of the firm’s Corporate Practice. Prior to that, from March 2005 to May 2009, Mr. Potamianos was part of the Corporate and Securities group in the New York office of international law firm Greenberg Traurig, LLP. Mr. Potamianos is an experienced business lawyer who has assisted numerous public and private companies with a broad range of matters including corporate governance, public and private financings, commercial transactions, mergers and acquisitions, securities registration, SEC reporting, technology licensing, litigation, and bankruptcy and corporate restructurings. In the late 1990’s, Mr. Potamianos also served as Vice President – Investment Banking and team leader for the Internet/Networking Group for a New York-based merchant banking firm where he negotiated and structured acquisitions, principal transactions as well as private equity placements with numerous public and private companies, during which time he also served on the boards of directors of various portfolio companies. In addition to his legal and finance experience, Mr. Potamianos has experience in private sector business operations as well as government. Following initial military service, Mr. Potamianos gained experience in systems analysis, business operations and administration, serving as an administrative officer in the federal government and afterwards founding and managing an information systems consulting company and a RF (radio frequency) engineering services company. Mr. Potamianos holds a BA degree, magna cum laude, in Economics and Government from Georgetown University as well as a BS degree in Computer and Information Science from the University of Maryland. Mr. Potamianos received his JD degree as well as his MBA from Georgetown University, during which he also completed the Landegger Honors Program in International Business Diplomacy through the School of Foreign Service, served as an editor on law review, and was also inducted into Beta Gamma Sigma, the national business school honor society. We believe that Mr. Potamianos’s extensive education and background in law and finance makes him qualified to serve as our Chief Legal Officer and General Counsel.

Edward O’Donnell: Mr. O’Donnell joined our company in February 2013 and has served as our Chief Financial Officer since April 2013. Mr. O’Donnell has over 20 years of executive experience in accounting, finance, investor relations, SEC reporting and taxation. From December 2010 until January 2013, Mr. O’Donnell served as Vice President of Finance for Augme Technologies, Inc. (OTC.BB: AUGT), which provides strategic services and mobile marketing technology to leading consumer and healthcare brands. From January 2007 until November 2010, Mr. O’Donnell served as Chief Financial Officer of Carlyle Capital Group LLC, a venture capital and private equity firm. Previously, Mr. O’Donnell also served as Senior Vice President of Finance & Investor Relations of ACTV, Inc. (NASDAQ: IATV), where he developed the investor relations department before the company was purchased by OpenTV, a subsidiary of Liberty Media. Previously, Mr. O’Donnell was a member of Aloysius Lyons, LLC. Aloysius Lyons, LLC filed for protection under Chapter 7 of the federal bankruptcy laws in 2007. Aloysius Lyons, LLC received a discharge relating to the matter in 2009 and has been dissolved. Mr. O’Donnell is a Certified Public Accountant in New York and a member of NYSSCPAs and AICPA. Mr. O’Donnell received his undergraduate degree in Accountancy from Villanova University and his MBA from Columbia Business School. We believe that Mr. O’Donnell’s extensive education and background in accounting and finance makes him qualified to serve as our Chief Financial Officer.

Craig Columbus. Mr. Columbus has served as a director and as Chairman of the Board since January 2013, and previously served as a director and as Chairman of the Board from the formation in May 2005 until February 2011. From 2006 until present, Mr. Columbus has served as Chief Market Strategist and President of First Allied Asset Management, Inc., an investment management firm. Firm 2004 until 2008, Mr. Columbus served as Chief Market Strategist for Greenbrook Investment Management, an investment management firm. Mr. Columbus presently serves as the Chair of the Entrepreneurship program at Grove City College and as the Executive Director at the Center for Entrepreneurship and Innovation at Grove City College. He is also an author, having co-written “God and Man on Wall Street: The Conscience of Capitalism,” which was published in 2012. Mr. Columbus holds a BA in economics from Loyola University-Chicago, a JD degree from Indiana University-Bloomington, and an MBA from Pennsylvania State University. We believe that Mr. Columbus’ extensive education and background in law and finance makes him qualified to serve as a director and as Chairman of the Board.

Dr. Carr Bettis. Dr. Bettis has served as a director of ours since December 2012, and previously served as a director of ours from July 2007 to April 2010.  Dr. Bettis founded and has been the Chief Architect of numerous financial technology innovations and businesses over the last 15 years that have been acquired by Merrill Lynch, Thomson Financial, Primark/Disclosure and Advanced Equities/GreenBook Financial. From 1996 to 2011, Dr. Bettis was the Chairman and Founder of Gradient Analytics, one of the largest independent equity research firms in the United States.  He has served as Chairman and Co-Founder of Verus Analytics, a quantitative compensation, proxy intelligence and behavioral governance firm since 1996. He also serves on the board of directors of iMemories, an Arizona-founded technology company. Since 2007, he has also managed his family’s private equity portfolio via his firm, Fathom Lab.  Dr. Bettis is a former tenured professor and maintains a clinical-affiliation with Arizona State University as Research Professor of Finance at the W.P. Carey School of Business.  He is frequently cited in national and international financial media. His research has been published in academic and professional journals such as the Journal of Financial Economics, Review of Financial Studies, Journal of Financial and Quantitative Analysis, and the Financial Analyst Journal.  Dr. Bettis holds undergraduate degrees in finance and accounting, and received his Ph.D. from Indiana University in 1992. We believe that Dr. Bettis’ extensive education and background in finance makes him qualified to serve as a director.

Edward Withrow III. Mr. Withrow has served as a director of ours since August 2012. With over 20 years’ experience as a financier, broker, manager, marketer and developer of innovations in various industries, Mr. Withrow has developed an expertise in finding small undervalued and underfunded companies and building them up through his leadership in strategic initiatives and business development activities. In 2000, Mr. Withrow founded Huntington Chase Financial Group, LLC, and Huntington Chase, Ltd. to engage in venture capital, private equity and merchant banking activities. From 2000 until the present, Mr. Withrow acquired, restructured, merged, created and was a senior advisor to approximately 10 companies. In 2002, Mr. Withrow became the CEO of Reward Enterprises, Inc., a public company and early adopter of VoIP technology. Mr. Withrow also founded Symphony Card, LLC, an issuer of stored value debit cards. In 2004, Mr. Withrow became the CEO of Addison-Davis Diagnostics, Ltd., a leading edge point-of-care diagnostic company. In 2005, he was the President of The Cabo Group, Ltd., a publicly traded company whose primary functions were wholesale marketing and distribution of retail products.   In 2006, Mr. Withrow became the President and CEO of Montecito Bio Sciences, Ltd., a multi-faceted medical diagnostics company.  In 2008, Mr. Withrow founded Ecologic Transportation, Inc., a publicly traded company and is presently its Chairman.  Mr. Withrow also founded Parallax Diagnostics, Inc., a fully reporting company headquartered in Cambridge, Massachusetts, currently in its developmental stage.

Mr. Withrow has maintained a business relationship with our company since 2008, contracting our services for the design and development of various websites for Mr. Withrow’s businesses, and has a comprehensive knowledge of the capabilities of our product.  Furthermore, Mr. Withrow, having an extensive background in corporate restructuring, has acted as strategic advisor to our company since 2009. Mr. Withrow is married with one child and lives in the Los Angeles, California area.  He works with Planet Hope a Los Angeles based foundation that works with abused children and battered women. We believe that Mr. Withrow’s background in finance makes him qualified to serve as a director.

All of our directors hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office.

Family Relationships

Nathaniel Bradley and Sean Bradley are brothers. Other than that, there are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Compliance

Not Applicable

Code of Ethics

We have adopted a code of ethics that applies to all of our employees including our principal executive officer, principal financial officer and principal accounting officer.  We are filing a copy of the code as an exhibit to this Annual Report.  We will furnish without charge a copy of the code to any stockholder upon request.  Any such request should be directed to our corporate secretary at 9070 South Rita Road, Suite 1450, Tucson, Arizona 85747.

Committees of the Board of Directors

While we intend to form them, we do not presently have a standing Audit Committee or Compensation Committee. The members of these committees will be appointed by and will serve at the discretion of our board of directors.

Audit Committee.  Upon formation, the Audit Committee is expected to be responsible for overseeing our accounting and financial reporting processes.  In addition, the Audit Committee will be responsible for periodically discussing our policies for the assessment and management of risks to us that could materially and adversely impact our financial position or operating results, or the financial reporting of the same, with our management and our internal auditors and independent accountants, as well as our plans to monitor, control and minimize risks pursuant to such policies.  The Audit Committee will also be responsible for primary risk oversight relating to our financial reporting, accounting and internal controls, and will oversee risks relating to insurance matters (including our self-insurance programs), general and professional liability and workers’ compensation.

Compensation Committee.  Upon formation, the Compensation Committee will oversee and determine the compensation of our Chief Executive Officer and other executive officers, including salaries, bonuses, grants of stock options and other forms of equity-based compensation, approve all employment and severance agreements for executive officers, approve significant changes to benefit plans and perform such other functions as our board of directors may direct.  The Compensation Committee will also administer our incentive compensation plans and make recommendations to our board of directors concerning the compensation of the directors.

It is expected that the Compensation Committee will take into consideration recommendations of our Chief Executive Officer in determining the compensation (including stock awards) of executive officers other than the Chief Executive Officer.  Otherwise, it is not expected that our officers will have any role in determining the form or amount of compensation paid to our executive officers.  In addition, the Compensation Committee will retain the power to appoint and delegate matters to a subcommittee but any such subcommittee does not have final decision-making authority on behalf of the Compensation Committee.  The Compensation Committee is not currently expected to appoint or delegate any matters to a subcommittee.  The Compensation Committee will meet as necessary to formulate its compensation decisions.  Such meetings may include one or more of our executive officers or consultants retained by the Compensation Committee.

Item 11. Executive Compensation

The table below summarizes the compensation paid to the following persons:

(a)      our principal executive officer;

(b)      each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2012; and

(c)      up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the respective fiscal year:

(d)

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nathaniel Bradley Chief Executive Officer, President and Director (1)	2012 2011	$211,250 $206,539	None None	None None	$30,502(1) None	None None	None None	None None	$241,752 $206,536
Sean Bradley Chief Technology Officer, Vice President, Secretary and Director (2)	2012 2011	$176,042 $191,734	None None	None None	$30,502 (2) None	None None	None None	None None	$206,544 $191,734
James Crawford Chief Operating Officer, Treasurer and Director (3)	2012 2011	$74,111 $39,537	None None	None None	$146,409(3) None	None None	None None	None None	$220,520 $39,537

(1)	Nathaniel Bradley was granted 125,000 options on December 19, 2012, with a total value of $30,502.

(2)	Sean Bradley was granted 125,000 options on December 19, 2012, with a total value of $30,502.

(3)	James Crawford was granted 600,000 options on December 19, 2012, with a total value of $146,409.

Director Compensation

   We have no formal plan for compensating our directors for their service in their capacity as directors and have not paid any director’s fees or other cash compensation for services rendered as a director since our inception.Although no director received and or/accrued any compensation specifically related to services as a director, directors may receive options at the discretion of the our board of directors or a committee which may be established in the future. Edward Withrow III, one of our directors, was granted options to purchase 225,000 shares on December 19,2012 as remuneration for services not related to his service as a director. The options have an exercise price of $0.25 per share with an aggregate fair market value of $54,903.

Employment Contracts with Named Executive Officers

     On April 1, 2010, Nathaniel Bradley signed an employment agreement with our company to serve as Chief Executive Officer and President. The employment agreement calls for Mr. Bradley to be paid $150,000 per year for a period of 4 years. The employment agreement provides for annual bonus compensation, standard health benefits, incentive programs, incentive compensation and restricted stock compensation.

On April 1, 2010, Sean Bradley signed an employment agreement with our company to serve as Vice President of Product Development. The employment agreement calls for Mr. Bradley to be paid $125,000 per year for a period of 4 years. The employment agreement provides for annual bonus compensation, standard health benefits, incentive programs, incentive compensation and restricted stock compensation.

AudioEye, Inc. 2012 Incentive Compensation Plan

On December 19, 2012, our board of directors and holders of a majority of our outstanding shares of common stock adopted and approved the AudioEye, Inc. 2012 Incentive Compensation Plan (the “Plan”).  The purpose of the Plan is to assist us in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors, consultants and other persons who provide services to us. The following summary of the Plan is qualified in its entirety by the specific language of the Plan.

Administration.  The Plan is to be administered by a committee elected by the board of directors, provided, however, that except as otherwise expressly provided in the Plan, the board of directors may exercise any power or authority granted to the committee upon formation under the Plan. Subject to the terms of the Plan, the committee is authorized to select eligible persons to receive awards, determine the type, number and other terms and conditions of, and all other matters relating to, awards, prescribe award agreements (which need not be identical for each participant), and the rules and regulations for the administration of the Plan, construe and interpret the Plan and award agreements, and correct defects, supply omissions or reconcile inconsistencies in them, and make all other decisions and determinations as the committee may deem necessary or advisable for the administration of the Plan.

Eligibility.  The persons eligible to receive awards under the Plan are the officers, directors, employees, consultants and other persons who provide services to us.  An employee on leave of absence may be considered as still in the employ of ours for purposes of eligibility for participation in the Plan.

Types of Awards.  The Plan provides for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock-based awards and performance awards.  Performance awards may be based on the achievement of specified business or personal criteria or goals, as determined by the committee.

Shares Available for Awards; Annual Per Person Limitations.  The total number of shares of common stock that may be subject to the granting of awards under the Plan at any time during the term of the Plan is equal to 5,000,000 shares.  This limit will be increased by the number of shares with respect to which awards previously granted under the Plan that are forfeited, expire or otherwise terminate without issuance of shares, or that are settled for cash or otherwise do not result in the issuance of shares, and the number of shares that are tendered (either actually or by attestation) or withheld upon exercise of an award to pay the exercise price or any tax withholding requirements.

The Plan imposes individual limitations on the amount of certain awards. Under these limitations, during any fiscal year of ours, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the Plan may not exceed 500,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month performance period is $250,000, and the maximum amount that may be paid out as performance units in any performance period greater than 12 months is $500,000.

The board of directors is authorized to adjust the limitations described in the two preceding paragraphs. The board of directors is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles.

Stock Options and Stock Appreciation Rights.  The board of directors is authorized to grant stock options, including both incentive stock options, or ISOs, which can result in potentially favorable tax treatment to the participant, and non-qualified stock options, and stock appreciation rights entitling the participant to receive the amount by which the fair market value of a share of common stock on the date of exercise exceeds the grant price of the stock appreciation right. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the board of directors, but in the case of an ISO must not be less than the fair market value of a share of common stock on the date of grant. For purposes of the Plan, the term “fair market value” means the fair market value of common stock, awards or other property as determined by the board of directors or under procedures established by the committee upon formation.  The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the committee, except that no option or stock appreciation right may have a term exceeding ten years.

Restricted and Deferred Stock.  The board of directors is authorized to grant restricted stock and deferred stock. Restricted stock is a grant of shares of common stock which may not be sold or disposed of, and which may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period specified by the committee. A participant granted restricted stock generally has all of the rights of a stockholder of ours, unless otherwise determined by the board of directors. An award of deferred stock confers upon a participant the right to receive shares of common stock at the end of a specified deferral period, subject to possible forfeiture of the award in the event of certain terminations of employment prior to the end of a specified restricted period. Prior to settlement, an award of deferred stock carries no voting or dividend rights or other rights associated with share ownership, although dividend equivalents may be granted, as discussed below.

Dividend Equivalents. The board of directors is authorized to grant dividend equivalents conferring on participants the right to receive, currently or on a deferred basis, cash, shares of common stock, other awards or other property equal in value to dividends paid on a specific number of shares of common stock or other periodic payments. Dividend equivalents may be granted alone or in connection with another award, may be paid currently or on a deferred basis and, if deferred, may be deemed to have been reinvested in additional shares of common stock, awards or otherwise as specified by the board of directors.

Bonus Stock and Awards in Lieu of Cash Obligations.  The board of directors is authorized to grant shares of common stock as a bonus free of restrictions, or to grant shares of common stock or other awards in lieu of our obligations to pay cash under the Plan or other plans or compensatory arrangements, subject to such terms as the board of directors may specify.

Other Stock Based Awards.  The board of directors is authorized to grant awards that are denominated or payable in, valued by reference to, or otherwise based on or related to shares of common stock.  The board of directors determines the terms and conditions of such awards.

Performance Awards.  The board of directors is authorized to grant performance awards to participants on terms and conditions established by the board of directors.  Performance awards may be settled by delivery of cash, shares or other property, or any combination thereof, as determined by the board of directors. Performance awards granted to persons whom the committee expects will, for the year in which a deduction arises, be “covered employees” (as defined below) will, if and to the extent intended by the board of directors, be subject to provisions that should qualify such awards as “performance based compensation” not subject to the limitation on tax deductibility by us under Internal Revenue Code Section 162(m).

The board of directors may, in its discretion, determine that the amount payable as a performance award will be reduced from the amount of any potential award.

Other Terms of Awards.  Awards may be settled in the form of cash, shares of common stock, other awards or other property, in the discretion of the board of directors. The board of directors may require or permit participants to defer the settlement of all or part of an award in accordance with such terms and conditions as the committee may establish, including payment or crediting of interest or dividend equivalents on deferred amounts, and the crediting of earnings, gains and losses based on deemed investment of deferred amounts in specified investment vehicles. The board of directors is authorized to place cash, shares of common stock or other property in trusts or make other arrangements to provide for payment of our obligations under the Plan.

Awards under the Plan are generally granted without a requirement that the participant pay consideration in the form of cash or property for the grant (as distinguished from the exercise), except to the extent required by law. The committee may, however, grant awards in exchange for other awards under the Plan, awards under other company plans or other rights to payment from us, and may grant awards in addition to and in tandem with such other awards, rights or other awards.

Acceleration of Vesting; Change in Control. The board of directors may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any award, and such accelerated exercisability, lapse, expiration and if so provided in the award agreement or otherwise determined by the committee, vesting will occur automatically in the case of a “change in control” of our company, as defined in the Plan (including the cash settlement of stock appreciation rights which may be exercisable in the event of a change in control). In addition, the board of directors may provide in an award agreement that the performance goals relating to any performance award will be deemed to have been met upon the occurrence of any “change in control.”

Amendment and Termination. The board of directors may amend, alter, suspend, discontinue or terminate the Plan or upon formation determine the committee’s authority to grant awards without further stockholder approval, except stockholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of common stock are then listed or quoted. Thus, stockholder approval may not necessarily be required for every amendment to the Plan, which might increase the cost of the Plan or alter the eligibility of persons to receive awards.  Stockholder approval will not be deemed to be required under laws or regulations, such as those relating to ISOs, that condition favorable treatment of participants on such approval, although the board of directors may, in its discretion, seek stockholder approval in any circumstance in which it deems such approval advisable. The Plan will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the Plan, (b) termination of the Plan by the board of directors, or (c) the tenth anniversary of the effective date of the Plan.  Awards outstanding upon expiration of the Plan will remain in effect until they have been exercised or terminated, or have expired.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to each of our named executive officers during our fiscal year ended December 31, 2012.

Name	Grant Date	Estimated Future Payments under Equity Incentive Plan Awards (1) Target ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares Underlying Options (#)(1)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(2)

Nathaniel Bradley	12/19/12	—	—	125,000	$0.275	$30,465

Sean Bradley	12/19/12	—	—	125,000	$0.275	$30,465

James Crawford	12/19/12	—	—	175,000	$0.25	$42,703
	12/19/12	—	—	425,000	$0.25	$103,706

(1)	The amounts in the column under “All Other Option Awards” represent shares underlying options awarded, each of which vest over time.

(2)
The amounts in the column under “Grant Date Fair Value of Option Awards” represent the fair value of the awards on the date of grant, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation.

Outstanding Equity Awards

The following table sets forth certain information concerning unexercised stock options for each of our named executive officers at December 31, 2012.

	Number of	Number of			Number of
	securities	securities			shares or	Market value
	underlying	underlying			units of	of shares or
Named	unexercised	unexercised	Option	Option	stock that	units of stock
Executive	options (#)	options (#)	Exercise	Epiration	have not	that have not
Officer	Exercisable	Unexercisable	Price ($)	Date	vested (#)	vested ($)

Nathaniel Bradley	—	125,000	$0.275	12/18/17	—	$30,465

Sean Bradley	—	125,000	$0.275	12/18/17	—	$30,465

James Crawford	—	600,000	$0.25	12/18/17	—	$146,409

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2013 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock (2)
CMG Holdings Group, Inc. (3)	6,001,042		13.94%
CMGO Investors LLC (4)	3,410,410		7.92%

Dr. Carr Bettis (5)	3,365,730	(6)	7.82%
Nathaniel Bradley	5,651,034	(7)	13.12%
Sean Bradley	5,650,620	(8)	13.12%
Craig Columbus (9)	1,557,050	(10)	3.62%
James Crawford	340,689		*
Edward O’Donnell	0		*
Constantine Potamianos	0	(11)	*
Edward Withrow III (12)	1,129,607	(13)	2.62%
All directors and executive officers as a group (8 individuals)	17,694,730		40.30%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 9070 S Rita Road, Suite 1450, Tucson, AZ 85747.

(2)	Based on 43,062,199 shares of our common stock issued and outstanding as of April 15, 2013.

(3)	CMG Holding Group, Inc.’s business address is 333 Hudson Street, Suite 303, New York, NY 10013.

(4)	CMGO Investors, LLC business address is 3483 South Federal Highway, Unit A, Boynton Beach, FL 33435.

(5)	Dr. Bettis’ business address is 16211 N. Scottsdale Rd, Ste A6A-472, Scottsdale, AZ 85254.

(6)
Dr. Bettis is the Managing Member of CSB IV US Holdings, LLC, the record owner of 2,800,927 shares. Dr. Bettis is also co-trustee of the J. Carr & Stephanie V. Bettis Revocable Trust, the record owner of 564,803 shares.  The total shares beneficially held by Dr. Bettis are 3,365,730 shares.

(7)
Includes 5,648,033 shares held by Bradley Brothers, LLC, the record owner of 11,296,067 shares. Nathaniel Bradley and Sean Bradley are each 50% owners of Bradley Brothers, LLC, and share investment power with respect to such shares. Does not include 5,186,860 shares issued on December 20, 2012 related to the conversion of our debt owed to Nathaniel Bradley. The conversion shares were issued to Mr. Bradley’s designees.  Mr. Bradley has no investment or voting power over said shares and is not deemed to be the beneficial owner thereof.

(8)
Includes 5,648,033 shares held by Bradley Brothers, LLC, the record owner of 11,296,067 shares. Nathaniel Bradley and Sean Bradley are each 50% owners of Bradley Brothers, LLC, and share investment power with respect to such shares.

(9)	Mr. Columbus’ business address is c/o First Allied Asset Management, 655 W. Broadway, 11th Floor, San Diego, CA 92101.

(10)	Mr. Columbus is Managing Member of Columbus Investments, the record owner of 1,557,050 shares.

(11)	Does not include 514,604 shares held by Mr. Potamianos’ spouse individually, to which shares Mr. Potamianos disavows any interest.

(12)	Mr. Withrow’s business address is c/o Huntington Chase Financial Group, LLC, 1327 Ocean Avenue, Suite M, Santa Monica, CA 90401.

(13)	Mr. Withrow is the Managing Member of Huntington Chase Financial Group, LLC, the record owner of 1,129,607 shares.

Change in Control

There are no arrangements currently in effect, which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The following table gives the information about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2012.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,820,000	$0.25	2,180,000
Equity compensation plans not approved by security holders	-	-	-
Total	2,820,000	$0.25	2,180,000

Item 13: Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Director Independence

We have determined that Dr. Carr Bettis, Craig Columbus and Edward Withrow III are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14: Principal Accountants Fees and Services

The firm of MaloneBailey, LLP acts as our independent registered public accounting firm. The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2012 and for fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our financial reports on Form S-1, Form 10-Qs in the future and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended

	December 31, 2012 $	December 31, 2011 $
Audit Fees	$33,212	$18,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$33,212	$18,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this report:

(1)           Financial Statements – See Index to Consolidated Financial Statements on page F-1 below and the financial pages that follow.

(2)           Financial Statements Schedules – Schedule II - Valuation and Qualifying Accounts. All schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes thereto.

(3)           Exhibits – The following exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

Exhibit No.	Description
3.1	Certificate of Incorporation of AudioEye, Inc. (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc. (1)

3.3	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc. (2)

3.4	By-laws of AudioEye, Inc. (1)

10.1	Master Agreement dated as of September 22, 2011 between CMG Holdings Group, Inc. and AudioEye Acquisition Corporation (1)

10.2	Form of Royalty Agreement between CMG Holdings Group, Inc. and AudioEye, Inc. (1)

10.3	Form of Services Agreement between CMG Holdings Group, Inc. and AudioEye, Inc. (1)

10.4	Convertible Promissory Note dated August 31, 2011 between AudioEye, Inc. and Nathaniel Bradley (3)

10.5	Termination and Release Agreement dated October 24, 2011 between Maryland Technology Development Corp. and AudioEye, Inc. (4)

10.6	Promissory Note dated October 24, 2011 between Maryland Technology Development Corp. and AudioEye, Inc. (4)

10.7	Customer Contract dated August 24, 2011 between Kenneth G. Mills Foundation and AudioEye, Inc. for E-Commerce Multi-Media Development Services (4)

10.8	Customer Contract dated December 29, 2010 between NextMed Management Services Inc. and AudioEye, Inc, for Software Development Services (4)

10.9	Customer Contract dated June 9, 2010 between Southern Arizona Attraction Alliance and AudioEye, Inc. for Custom Website Development (4)

10.10	Senior Secured Promissory Note of AudioEye, Inc., dated August 15, 2012 (2)

10.11	Security Agreement, dated as of August 15, 2012, among AudioEye, Inc., AudioEye Acquisition Corporation and CMGO Investors, LLC (2)

10.12	AudioEye, Inc. 2012 Incentive Compensation Plan effective December 19, 2012 (5)

10.13	Agreement and Plan of Merger dated as of March 22, 2013 between AudioEye, Inc. and AudioEye Acquisition Corporation (6)

14.1*	Code of Ethics

21.1*	Subsidiaries of AudioEye, Inc.

23.1*	Consent of MaloneBailey, LLP, independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 21, 2011.
(2)	Incorporated by reference to Form S-1/A, filed with the SEC on October 1, 2012.
(3)	Incorporated by reference to Form S-1/A, filed with the SEC on January 3, 2012.

(4)	Incorporated by reference to Form S-1/A, filed with the SEC on February 10, 2012.
(5)	Incorporated by reference to Form S-1/A, filed with the SEC on January 11, 2013.
(6)	Incorporated by reference to Form 8-K, filed with the SEC on March 27, 2013.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of April 2013.

AUDIOEYE, INC.

By:	/s/ Nathaniel Bradley
Nathaniel Bradley
Chief Executive Officer and President
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Carr Bettis	Director	April 15, 2013
Dr. Carr Bettis

/s/ Nathaniel Bradley	Chief Executive Officer and President	April 15, 2013
Nathaniel Bradley	(Principal Executive Officer)

/s/ Edward O’Donnell	Chief Financial Officer	April 15, 2013
Edward O’Donnell
/s/ Sean Bradley	Chief Technical Officer, Vice President, Secretary and Director	April 15, 2013
Sean Bradley

/s/ Craig Columbus	Chairman of the Board and Director	April 15, 2013
Craig Columbus

/s/ James Crawford	Chief Operating Officer, Treasurer and	April 15, 2013
James Crawford	Director

/s/ Edward Withrow III	Director	April 15, 2013
Edward Withrow III

AudioEye, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
AudioEye, Inc.
9070 S. Rita Road, Suite 1450
Tucson, Arizona 85747

We have audited the accompanying consolidated balance sheets of AudioEye, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AudioEye, Inc. and its subsidiary as of December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that AudioEye, Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, AudioEye, Inc. suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 15, 2013

AUDIOEYE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$11,147	$27,426
Accounts receivable, net	16,256	11,637
Affiliate advances	173,400	-
Related party receivables	16,125	13,125
Marketable securities	30,000	18,000
Total Current Assets	246,928	70,188

Property and equipment, net	7,043	7,998
Total Assets	$253,971	$78,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$386,279	$368,790
Deferred Revenue	54,823	13,195
Notes and loans payable-current	449,000	24,000
Related party payable	829,418	398,270
Total Current Liabilities	1,719,520	804,255

Long term liabilities
Notes and loans payable-long term	97,800	121,800
Related party loans	10,000	1,245,840
Total Long term Liabilities	107,800	1,367,640
Total Liabilities	1,827,320	2,171,895

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.00001 par value, 10,000,000 and 500,000 shares authorized, none issued and outstanding as of December 31, 2012 and 2011, respectively	-	-
Common stock, $0.00001 par value, 100,000,000 shares and 4,000,000 authorized, 35,192,045 and 30,005,185 issued and outstanding, as of December 31, 2012 and 2011, respectively	352	300
Additional paid in capital	2,517,329	1,118,683
Accumulated deficit	(4,091,030)	(3,197,991)
Total Stockholders’ Deficit-AudioEye, Inc.	(1,573,349)	(2,079,008)
Non-controlling interest	-	(14,701)
Total Stockholders’ Deficit	(1,573,349)	(2,093,709)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$253,971	$78,186

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2012	December 31, 2011

Revenue	$279,062	$125,521
Revenue from related party	3,000	12,500
Cost of revenues	265,330	641,124

Gross Profit	16,732	(503,103)

General and administrative expenses	823,228	810,341
Patent impairment expense	-	147,908

Operating income (loss)	(806,496)	(1,461,352)

Other income (expense)
Unrealized gain (loss) on marketable securities	12,000	(3,000)
Interest expense	(98,543)	(280,050)
Total other income (expense)	(86,543)	(283,050)

Net (loss)	$(893,039)	$(1,744,402)

Net (loss) per common share - basic and diluted	$(0.03)	$(0.06)

Weighted average common shares outstanding - basic and diluted	30,161,501	30,005,184

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM DECEMBER 31, 2010 TO DECEMBER 31, 2012

	COMMON STOCK		PAID IN	NON-CONTROLLING	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	INTEREST	(DEFICIT)	TOTAL
Balance, December 31, 2010	30,005,184	300	996,749	(14,701)	(1,453,589)	(471,241)

Related party gain on troubled debt restructuring	-	-	121,934	-	-	121,934

Net loss	-	-	-	-	(1,744,402)	(1,744,402)

Balance, December 31, 2011	30,005,184	300	1,118,683	(14,701)	(3,197,991)	(2,093,709)

Stock, option & warrant expense	-	-	12,103	-	-	12,103

Capital contribution for services			20,000			20,000

Acquisition of non-controlling interest	-	-	(14,701)	14,701	-	-

Forgiveness of related party accrued interest	-	-	84,581	-	-	84,581

Issuance of stock related to conversion of debt	5,186,860	52	1,296,663	-	-	1,296,715

Net loss	-	-	-	-	(893,039)	(893,039)

Balance, December 31, 2012	35,192,044	$352	$2,517,329	$-	$(4,091,030)	$(1,573,349)

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2012	December 31, 2011

Cash Flows from Operating Activities:
Net (loss)	$(893,039)	$(1,744,402)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	3,883	13,111
Stock, option and warrant expense	12,103	-
Unrealized (gain) loss on investments	(12,000)	3,000
Bad debt expense	-	2,153
Patent Impairment expense	-	147,908
Changes in operating assets and liabilities:
Accounts receivable	(4,619)	1,553
Related party receivable	(3,000)	(13,125)
Fees and interest incurred on debt	-	280,050
Accounts payable and accruals	172,945	(58,995)
Deferred revenue	41,628	13,195
Related party payables	431,148	398,270
Net cash (used in) operating activities	(250,951)	(957,282)
Cash Flows from investing activities:
Cash (paid for) computer equipment	(2,928)	-
Cash (paid for) patent costs	-	(102,627)
Net cash (used in) investing activities	(2,928)	(102,627)
Cash Flow from financing activities:
Proceeds from related party loans	12,500	1,087,724
Repayment of related party loans	(2,500)	-
Repayment of note payable	(24,000)	(4,000)
Net advances to affiliates	251,600	-
Net cash provided by financing activities	237,600	1,083,724
Increase (decrease) in cash	(16,279)	23,815
Cash - beginning of period	27,426	3,611
Cash - end of period	$11,147	$27,426
NON-CASH FINANCING ACTIVITIES
Notes Payable acquired from related party	$425,000	$-
Conversion of notes payable and interest into common stock	1,296,715	-
Forgiveness of related party accrued interest	84,581	-
Accounts payable converted into notes payable	50,000	-
Marketable securities received for accounts receivable	-	7,000
Gain on troubled debt restructuring with related party	-	121,934
Interest reclassed to principal	-	74,900
Acquisition of non-controlling interest	14,701	-
Capital contribution for services	20,000	-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,864	$9,679
Income taxes paid	$-	$-
See Notes to Consolidated Financial Statements

AUDIOEYE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2012 AND 2011

NOTE 1: OVERVIEW

AudioEye, Inc. (the “Company”) was incorporated on May 20, 2005 in the state of Delaware. On March 31, 2010, the Company was acquired by CMG Holdings Group, Inc., a Nevada corporation (“CMG”).  Effective August 17, 2012, AudioEye Acquisition Corporation, a Nevada corporation (“AEAC”), acquired 80% of the Company’s then-outstanding common stock from CMG.

The Company has developed patented, Internet content publication and distribution software that enables conversion of any media into accessible formats and allows for real time distribution to end users on any Internet connected device. The Company’s focus is to create more comprehensive access to Internet, print, broadcast and other media to all people regardless of their network connection, device, location, or disabilities.

The Company is focused on developing innovations in the field of networked and device embedded audio technology.  The Company owns a unique patent portfolio comprised of five issued patents in the United States, as well as three U.S. patents pending with additional patents being drafted for filing with the U.S. Patent and Trademark Office and internationally.

On August 17, 2012, AEAC acquired 80% of the Company from CMG.  Pursuant to the agreement:

1.	CMG would retain 15% of the Company.
2.	CMG would distribute to its stockholders, in the form of a dividend, 5% of the capital stock of the Company.
3.
The Company entered into a Royalty Agreement with CMG to pay to CMG 10% of cash received from income earned, settlements or judgments directly resulting from the Company’s patent enforcement and licensing strategy whether received by the Company or any of its affiliates, net of any direct costs or tax implications incurred in pursuit of such strategy pertaining to the patents.

4.
The Company entered into a Services Agreement with CMG whereby CMG will receive a commission of not less than 7.5% of all revenues received by the Company after the closing date from all business, clients, or other sources of revenue procured by CMG or its employees, officers or subsidiaries, and directed to the Company, and 10% of net revenues obtained from a third party described in the agreement.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements.  These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation and Non-Controlling Interest
The consolidated financial statements include the accounts of the Company and its subsidiary, Empire Technologies, LLC (“Empire”).  All significant inter-company accounts and transactions have been eliminated. In October 2010, the Company formed Empire as part of a joint venture with LVS Health Innovations, Inc. (“LVS”) whereby the Company owned 50% of Empire. Empire is considered a variable interest entity as defined by ASC 805-10 “Business Combinations” and the primary beneficiary of Empire as defined by ASC 805-10 and therefore consolidates the accounts of Empire for the year ending December 31, 2011. On April 30, 2012, LVS agreed to sell its 50% membership interest in Empire to the Company for consideration of $10 and the sum of previous LVS capital contributions paid in cash to Empire. The non-controlling interest was then eliminated and Empire is now treated as a 100% owned consolidated subsidiary.

During the year ended December 31, 2012 and 2011, Empire had no activity.  Empire had no assets or liabilities as of December 31, 2012 and December 31, 2011.

The Company acquired 19.5 % of Couponicate for a nominal cost in the year ended December 31, 2012. The entity has no assets or liabilities and has no net income or loss.

Use of Estimates
The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Revenue Recognition
Sales are recognized when revenue is realized or realizable and has been earned. Most revenue transactions represent sales of services. The Company’s policy is to recognize revenue when services are preformed and/or the project is completed.

Under the terms of the Company’s standard agreement for website design and development, revenue is recognized upon completion of the project. Revenue received prior to project completion is recognized as deferred revenue.

Under the terms of the Company’s standard agreement for website hosting, revenue is recognized as services are provided.  Invoices are generated, and revenue is recognized on a monthly basis.

The Company had two major customers generate 81% of its revenue in the fiscal year ended December 31, 2012.

Deferred Revenue
Revenue is recognized when services are performed and/or the project is completed.  Certain contracts contain payment terms of 2-3 installments, which become due upon the completion of various stages of the project or service.

The Company evaluates contracts upon receipt of installment payments to determine if the project and/or service has been completed.  In the event an installment payment is received prior to the full completion of the contracted project or service, it is held as deferred revenue until the completion of the project and/or service.

Certain website hosting contracts are prepared and invoiced on an annual basis.  Any funds received for hosting services not provided yet are held in deferred revenue, and are recorded as revenue is earned.

Fiscal Year End
The Company has a fiscal year ending on December 31.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Marketable Securities
Marketable securities are classified as trading and consist of common stock holdings of publicly traded companies.  These securities are marked to market at the end of each reporting period based on the closing price of the security at each balance sheet date.  Changes in fair value are recorded as unrealized gains or losses in the consolidated statement of operations in accordance with ASC 320.

Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for its accounts receivable. There was an allowance for doubtful accounts of $102,000 and $102,000 as of December 31, 2012 and 2011, respectively.

Property, Plant and Equipment
Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repairs and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of the Company’s property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 5 to 7 years.

Impairment of Long-Lived Assets
The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset.

Due to the Company’s recurring losses, its patents were evaluated for impairment and it was determined that future cash flows were insufficient for recoverability of the asset. The Company recognized impairment losses of $0 and $147,908 during the years ended December 31, 2012 and 2011, respectively.

Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

The Company has net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that the Company will not realize a future tax benefit, a valuation allowance is established.

Earnings (Loss) Per Share
Basic earnings (loss) per share are computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings (loss) per share and basic earnings (loss) per share are not included in the net loss per share computation until the Company has Net Income. Diluted loss per share including the dilutive effects of common stock equivalents on an “as if converted” basis would reduce the loss per share and thereby contradicting application of conservative accounting principles.

Financial instruments
The carrying amount of our financial instruments, consisting of cash equivalents, short-term investments, account and notes receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. The carrying amount of our long-term debt approximates fair value since the stated rate of interest approximates a market rate of interest.

Fair Value Measurements
Fair value is an estimate of the exit price, representing the amount that would be received to, sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date). Fair value measurements are not adjusted for transaction cost. Fair value measurement under generally accepted accounting principles provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:
Inputs other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3:	Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors. The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

The following are the Company’s marketable securities as of December 31, 2012 and 2011:

	Fair Value	Fair Value Hierarchy
Marketable securities, December 31, 2012	$30,000	Level 1
Marketable securities, December 31, 2011	$18,000	Level 1

New Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3: GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses of $893,039 and $1,744,402 for the years ended December 31, 2012 and 2011, respectively. In addition, the Company had an accumulated deficit of $4,091,030 and $3,197,991 and a working capital deficit of $1,472,592 and $734,067 as of December 31, 2012 and 2011, respectively. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. In response to these conditions, the Company may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4: MARKETABLE SECURITIES

As of the years ended December 31, 2012 and 2011, the Company held 150,000 and 150,000 shares of the common stock of Ecologic Transportation, Inc. with a fair value of $30,000 and $18,000, respectively. An unrealized gain of $12,000 was recorded for the year ended December 31, 2012. An unrealized loss of $3,000 was recorded for the years ended December 31, 2011.

NOTE 5: PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consists of the following:

	December 31,	December 31,
	2012	2011

Computer & Peripherals	$25,478	$22,550
Accumulated Deprecation	(18,435)	(14,552)
Property Plant & Equipment, Net	$7,043	$7,998

Depreciation expense totaled $3,883 and $5,553 for the years ended December 31, 2012 and 2011, respectively.

NOTE 6: INTANGIBLE ASSETS

Prior to December 31, 2012, patents, technology and other intangibles with contractual terms were generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Prior to any impairment adjustment, intangible assets consisted of the following:

	December 31,	December 31,
	2012	2011

Patents	$-	$157,865
Domains	-	440
Accumulated Amortization	-	(10,397)
Intangible Assets, Net	$-	$147,908

Amortization expense totaled $0 and $7,558 for the years ended December 31, 2012 and 2011, respectively.

Due to the Company’s recurring losses, its patents were evaluated for impairment and it was determined that at December 31, 2011, future cash flows were insufficient for recoverability of the asset. The Company recognized impairment losses of $0 and $147,908 during the years ended December 31, 2012 and 2011, respectively.

NOTE 7: RELATED PARTY TRANSACTIONS

Related Party Debt

During the year ended December 31, 2011, the Company entered into several promissory notes with one of its officers. The promissory notes total $1,084,224, bore interest at 15% and were due before the end of August 2011.

On August 30, 2011, the Company and the officer entered into a modified promissory note agreement in which the nine promissory notes (the “Notes”) totaling $1,084,224 were modified into one promissory note of $1,084,224 (the “Modified Note”). Any interest accrued on the Notes prior to the modification were adjusted and recalculated at a rate of 7% per annum. Any penalties assessed on the Notes prior to August 30, 2011 were waived. Interest was accrued at a rate of 7% per annum commencing August 31, 2011. The term of the Modified Note extends to August 31, 2013. The Modified Note is convertible into common stock of the Company at a conversion price of $0.25 per share by August 31, 2013.

The Company analyzed the convertible notes for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. The Company determined the embedded conversion option in the convertible notes met the criteria for classification in stockholders equity under ASC 815-15 and ASC 815-40 “Derivatives and Hedging”.  In addition, the Company determined that the convertible notes did not contain a beneficial conversion feature under FASB ASC 470-20 “Debt with Conversion and Other Options”.

The Company also analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings”. The Company is experiencing financial difficulty and the creditor has a granted a concession under the Modified Note terms. The Company concluded the modification should be accounted under ASC 470-60 “Trouble Debt Restructurings”. The total future cash payments specified by the new terms is $1,242,340, which was less than the carrying amount of the promissory note of $1,364,274 (including accrued interest and penalties) prior to the modification.  Accordingly, the Company has reduced the carrying amount to an amount equal to the future cash payments and the difference of $121,934 was recognized as a related party gain on troubled debt restructuring in additional paid in capital during the year ended December 31, 2011.

Subsequent to the restructuring of debt, an additional $3,500 was loaned to the Company on December 16, 2011, which amount is interest free and payable upon demand. No payments of principal or interest were made during the year ended December 31, 2011.

On August 31, 2012, the officer paid $50,000 of the Company’s accounts payable.  As a result, the Company issued the officer a Convertible Promissory Note, which is payable within two years, accrues interest at 8% per annum, and is convertible into common stock of the Company at a price of $0.25 per share.

On November 27, 2012 and December 12, 2012, the officer loaned the Company $2,500 and $10,000, respectively. As a result, the Company issued the officer a Convertible Promissory Note, which is payable within two years, accrues interest at 8% per annum, and is convertible into common stock of the Company at a price of $0.25 per share.

The Company analyzed the convertible notes for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. The Company determined the embedded conversion option in the convertible notes met the criteria for classification in stockholders equity under ASC 815-15 and ASC 815-40 “Derivatives and Hedging”.  In addition, the Company determined that the convertible notes did not contain a beneficial conversion feature under FASB ASC 470-20 “Debt with Conversion and Other Options”.

On December 5, 2012, the Company received a Notice to Convert from its president, Mr. Nathaniel Bradley, in which Mr. Bradley requested that 100% of his debt be converted into the Company’s common stock at a price of $0.25 per share.  As a result, the debt in the amount of $1,296,715, which includes accrued interest in the amount of $875, was converted into 5,186,860 shares of the Company’s common stock, and the related Promissory Note was deemed paid in full. Accrued interest in the amount of $84,581 was considered forgiven due to this conversion.

As of December 31, 2012 and 2011, Related Party Loans totaled $10,000 and $1,245,840, respectively.

Transactions with AEAC (affiliate)

As noted in Note 1, on August 17, 2012, AEAC acquired 80% of the Company’s common stock from CMG.  In conjunction with the transaction, the Company assumed a $425,000 convertible loan on behalf of AEAC.  See footnote 8 for more information.  As a result, a $425,000 receivable from AEAC was recorded on the same date.

During the year ended December 31, 2012, the Company received net advances from AEAC of $251,600.  The loans bear no interest, and are payable upon demand.  As of December 31, 2012 and 2011, there were amounts due from AEAC of $173,400 and $0, respectively.

During 2012, AEAC paid $20,000 of the Company’s accounts payable and forgave the debt. This amount has been recorded into Paid in Capital.

Other Transactions

As of December 31, 2012 and 2011, there were Related Party Payables of $829,418 and $398,270, respectively, for services performed by related parties.

As of December 31, 2012 and 2011, there were outstanding receivables of $16,125 and $13,125, respectively, for services performed for related parties.

For the years ended December 31, 2012 and 2011, there were revenues earned of $3,000 and $12,500, respectively, for services performed for related parties.

NOTE 8: NOTES PAYABLE

As of December 31, 2012 and 2011, the Company had an outstanding loan to a third party in the amount of $74,900, which was originally issued during 2006 as part of an Investment Agreement.  The loan was unsecured and bore interest at 25% per year for four years.  The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the balance sheet.  The note was in default until October 24, 2011, at which time the Company entered into a MTTF Termination and Release Agreement (“Release”) with the third party.  The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the third-party in the combined amount of principal and accrued interest to date, for a total principal amount of $149,800.  The note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011.  As of December 31, 2012 and 2011, the principal amount owing was $121,800 and $145,800, respectively, of which $24,000 and $24,000, has been recorded as the current portion of the note, and $97,800 and $121,800 as the long-term portion of the note, respectively.

On August 17, 2012, the Company issued a Secured Promissory Note to CMGO Investors LLC, the agent for the former holders of CMG’s senior debt, in the amount of $425,000, related to acquisition of the Company by AEAC.  The note is payable in full pursuant to the extension in the payoff agreement by February 6, 2013, and bears interest at 8% per annum (360-day year).  The noteholder has the option to convert the principal and interest into 10% of the Company’s total issued and outstanding restricted common shares as of the date of the notice to convert, but in no event more than 6,000,000 shares. As of December 31, 2012, interest in the amount of $13,033 has been accrued. On February 6, 2013 the Secured Promissory Note to CMGO Investors LLC was repaid in full.

NOTE 9: COMMITMENTS AND CONTINGENCIES

On April 1, 2010, Nathaniel Bradley signed an employment agreement with the Company to serve as Chief Executive Officer and President of the Company. The employment agreement calls for Mr. Bradley to be paid $150,000 per year for a period of 4 years. The employment agreement provides for annual bonus compensation, standard health benefits, incentive programs, incentive compensation, and restricted stock compensation.  As of December 31, 2012 and 2011, the Company has accrued $386,539 and $206,539, respectively, in unpaid executive salaries owed to Nathaniel Bradley, which is included in related party payable in the consolidated balance sheet.

On April 1, 2010, Sean Bradley signed an employment agreement with the Company to serve as Vice President of Product Development of the Company. The employment agreement calls for Mr. Bradley to be paid $125,000 per year for a period of 4 years. The employment agreement provides for annual bonus compensation, standard health benefits, incentive programs, incentive compensation, and restricted stock compensation.  As of December 31, 2012 and 2011, the Company has accrued $341,731 and $191,731, respectively, in unpaid executive salaries owed to Sean Bradley, which is included in related party payable in the consolidated balance sheet.

As of December 31, 2012 and 2011, the Company has accrued $101,148 and $39,537, respectively, in unpaid executive salaries owed to Jim Crawford, which is included in related party payable in the consolidated balance sheet.

NOTE 10: STOCKHOLDERS’ EQUITY

The total number of authorized shares of common stock that may be issued by the Company was 4,000,000 with a par value of $0.00001 per share. On August 17, 2012, the Company increased the total number of authorized shares of common stock to 100,000,000 shares, with a par value of $0.00001.

On August 30, 2011, the Company and one of its officers entered into a modified promissory note agreement. See details in Note 7. The transaction resulted in a related party gain on troubled debt restructuring of $121,934 recorded to Paid in Capital.

On August 17, 2012, in connection with the separation of the Company from CMG, the Company effectuated a forward split of its outstanding shares of common stock.  As a result, each outstanding share of common stock was forward split into 11.78299032 shares of the Company’s common stock, resulting in a total number of shares issued of 30,005,184.

On December 5, 2012, the Company received a Notice to Convert from its president, Mr. Nathaniel Bradley, in which Mr. Bradley requested that 100% of his debt be converted into the Company’s common stock at a price of $0.25 per share.  As a result, the debt in the amount of $1,296,715, which includes accrued interest in the amount of $875, was converted into 5,186,860 shares of the Company’s common stock on December 20, 2012, and the related Promissory Note was deemed paid in full. Accrued interest in the amount of $84,581 was considered forgiven due to this conversion.

On April 30, 2012, LVS agreed to sell its 50% membership interest in Empire to the Company for consideration of $10 and the sum of previous LVS capital contributions paid in cash to Empire. The non-controlling interest was then eliminated and Empire is now treated as a 100% owned consolidated subsidiary.

NOTE 11: INCOME TAXES

The Company accounts for income taxes under ASC 740, “Income Taxes”. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax as The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Deferred tax assets:	December 31, 2012	December 31, 2011
Net operating loss carry forwards	$1,170,000	$870,000
Less valuation allowance	(1,170,000)	(870,000)
Net deferred tax asset	$-	$-

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions, which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The approximate net operating loss carry forward was $3,440,000 and $2,550,000 as of December 31, 2012 and 2011, respectively and will start to expire in 2029.

NOTE 12: OPTIONS

As at December 31, 2012 the Company has 2,820,000 options issued and outstanding. The AudioEye, Inc. 2012 Incentive Compensation Plan has a total of 5,000,000 authorized shares and a balance of 2,180,000 shares remaining in the plan. These options were issued on December 19, 2012, vest 25% at each 6 month anniversary of the grant date, have an exercise price of $0.25 per share, and expire on December 19, 2017.

	Outstanding and Exercisable Options
		Remaining	Exercise Price	Weighted
	Number of	Contractual Life	times Number	Average	Intrinsic
Exercise Price	Shares	(in years)	of Shares	Exercise Price	Value
$0.25	2,820,000	5	$705,000	$0.25	$0
	2,820,000		$705,050	$0.25	0

The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.25 years, expected volatility of 250%, risk free interest rate of 0.39%, and expected dividend yield of 0%. The grant date fair value of the options were determined to be $688,005.

For the year ended December 31, 2012, stock compensation expense related to the options totaled $12,103.

NOTE 13: SUBSEQUENT EVENTS

On February 6, 2013 the Secured Promissory Note to CMGO Investors LLC described in Note 8 was repaid in full. Cash payments were made totaling $200,000 for principal and total interest in the amounts of $183,661 and $16,339, respectively. The remaining $241,339 of principal was repaid with the issuance of 1,998,402 shares of the Company’s common stock.

On March 19, 2013, the Company’s board of directors approved the issuance of warrants to James Crawford, Nathaniel Bradley and Sean Bradley to purchase up to 464,593, 1,696,155 and 1,491,924, respectively, shares of Company common stock. The warrants have an issuance date of March 19, 2013, expire on March 19, 2018, have a strike price of $0.25 per share, and vest in 1/3 increments on the annual anniversaries of the issuance. The warrants to purchase up to an aggregate of 3,652,672 shares of common stock were valued at $889,595 using a strike and value price of $0.25, term of 3.167 years, volatility of 250% and discount rate of 0.75%.

On March 22, 2013, the Company and AEAC entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which AEAC would be merged with and into the Company (the “Merger”) with the Company being the surviving entity.  Pursuant to the Merger Agreement, each share of AEAC common stock issued and outstanding immediately prior to the Merger effective date would be converted into .94134 share of the Company’s common stock and the outstanding convertible debentures of AEAC (the “AEAC Debentures”) in the aggregate principal amount of $1,400,200, together with accrued interest thereon of $67,732, would be assumed by the Company and then exchanged for convertible debentures of the Company (the “AE Debentures”). Effective March 25, 2013, the Merger was completed.  In connection with the Merger, the stockholders of AEAC received on a pro rata basis the 24,004,143 shares of the Company’s common stock that were held by AEAC, and the former holders of the AEAC Debentures received an aggregate of 5,871,752 shares of the Company’s common stock pursuant to their conversion of all of the AE Debentures issued to replace the AEAC Debentures.  The principal assets of AEAC were certain rights to receive cash from the exploitation of the Company’s technology (the “Rights”) consisting of 50% of any cash received from income earned, settlements or judgments directly resulting from the Company’s patent strategy and a share of the Company’s net income for 2010, 2011 and 2012.  As a result of the Merger, the Rights have been extinguished.