Form 10-Q
period 2013-03-31
AUDIOEYE INC
filed 2013-05-14
CIK 1362190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 14, 2013, 43,062,199 shares of the registrant’s common stock were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of March 31, 2013 and 2012 and for the three month period ended March 31, 2013 and 2012 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

AUDIOEYE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$93,420	$11,710
Accounts receivable, net	13,000	16,256
Related party receivables	16,125	16,125
Marketable securities	21,000	30,000
Total Current Assets	143,545	74,091

Property and equipment, net	6,244	7,043
Intangible assets, net	3,361,264	3,448,221
Goodwill	700,528	700,528
Total Assets	4,211,581	$4,229,883

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$456,202	$498,365
Deferred Revenue	44,443	54,823
Notes and loans payable-current	24,000	1,466,700
Related party payable	—	829,418
Total Current Liabilities	524,645	2,849,306

Long term liabilities
Notes and loans payable-long term	91,800	97,800
Related party loans	10,000	10,000
Total Long term Liabilities	101,800	107,800

Total Liabilities	626,445	2,957,106

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 43,062,199 and 35,192,045 issued and outstanding, as of March 31, 2013 and December 31, 2012, respectively	431	352
Additional paid in capital	4,491,413	1,783,047
Accumulated deficit	(906,708)	(510,622)
Total Stockholders’ Deficit	3,585,136	1,272,777
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,211,581	$4,229,883

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended
	March 31, 2013	March 31, 2012

Revenue	$224,297	$14,255
Revenue from related party	—	750
Cost of revenues	45,023	89,735

Gross Profit	179,274	(74,730)

General and administrative expenses	541,393	172,846

Operating income (loss)	(362,119)	(247,576)

Other income (expense)
Unrealized gain (loss) on marketable securities	(9,000)	25,500
Interest expense	(24,967)	(3,536)
Total other income (expense)	(33,967)	21,964

Net (loss)	$(396,086)	$(225,612)

Net (loss) per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	36,965,057	30,005,185

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months ended
	March 31, 2013	March 31, 2012
Cash Flows from Operating Activities:
Net (loss)	$(396,086)	$(225,612)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	89,593	3,455
Stock, option and warrant expense	169,756	—
Unrealized (gain) loss on investments	9,000	(25,500)
Changes in operating assets and liabilities:
Accounts receivable	3,256	(11,877)
Related party receivable	—	(750)
Other assets	—	(3,271)
Accounts payable and accruals	70,071	(28,782)
Deferred revenue	(10,380)	13,370
Related party payables	—	79,615
Net cash (used in) operating activities	(64,790)	(199,352)

Cash Flows from financing activities:
Repayment of note payable	(206,000)	—
Proceeds from third party loans	352,500	244,000
Net cash provided by financing activities	146,500	244,000

Increase (decrease) in cash	81,710	44,648
Cash - beginning of period	11,710	32,156
Cash - end of period	$93,420	$76,804

NON-CASH FINANCING ACTIVITIES
Common stock issued for conversion of debt	$1,692,932	$—
Warrants issued for related party loans	829,418	—
Common Stock Issued to CMGO for debt repayment	241,339	—
Patents capitalized in accounts payable	1,837	3,470
Accounts payable converted into debt	30,000	—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$24,967	$—
Income taxes paid	$—	$—

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2013 (Unaudited)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of AudioEye, Inc., (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended December 31, 2012 as reported in the Company’s Annual Report on Form 10-K have been omitted.

Corporate Organization

The Company was formed as a Delaware corporation on May 20, 2005. On March 31, 2010, CMG Holdings Group, Inc., (“CMGO”) acquired the Company. In connection with the acquisition, the former stockholders of the Company retained rights to receive cash from the exploitation of the Company’s technology, (the “Rights”) consisting of 50% of any cash received from income earned, settlements or judgments directly resulting from the Company’s patent strategy and a share of its net income for 2010, 2011 and 2012 from the exploitation of the Company’s technology.  The Rights were then contributed to a newly formed Nevada corporation, AudioEye Acquisition Corporation, (“AEAC”), in exchange for shares of AEAC.  During the period as a wholly-owned subsidiary of CMGO, the Company continued to expand its patent portfolio to protect its proprietary Internet content publication and distribution technology.

On June 22, 2011, CMGO entered into a Master Agreement with AEAC pursuant to which: (i) the stockholders of AEAC would acquire from the CMGO 80% of the Company’s capital stock, (the “Separation”) and (ii) CMGO would distribute to its stockholders, in the form of a dividend, 5% of the Company’s capital stock, (the “Spin-off”).  Pursuant to the Master Agreement, AEAC was required to arrange for the release of senior secured notes, (the “Senior Notes”) issued by CMGO in an aggregate principal amount of $1,025,000, which CMGO had been unable to service.  On August 15, 2012, the Company, CMGO and AEAC completed the Separation.  In connection with the Separation, AEAC arranged for the release of CMGO under the Senior Notes by payment to the holders thereof of $700,000, the delivery of a secured promissory note in the principal amount of $425,000 and the issuance of 1,500,000 shares of the common stock of AEAC.  On January 29, 2013, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-1 with respect to 1,500,259 shares of its common stock to be issued in the Spin-off. On February 6, 2013, the secured promissory note was repaid in full. On February 22, 2013, CMGO completed the Spin-off.

In connection with the Separation, the Company entered into a Royalty Agreement with CMGO. Pursuant to the Royalty Agreement, for a period of five years, the Company will pay to CMGO 10% of cash received from income earned or settlements on judgments directly resulting from the Company’s patent enforcement and licensing strategy, whether received by the Company on any of its affiliates, net in either case of any direct costs or tax implications incurred in pursuit of such strategy as they relate to the patents described in the Master Agreement.  Additionally, the Company entered into a Services Agreement with CMGO whereby, without duplication to the amounts payable under the Royalty Agreement, for a period of 5 years, CMGO will receive a commission of 7.5% of all revenues received by the Company after the Separation from all business, clients or other sources of revenue procured by CMGO or its employees, officers or subsidiaries and directed to the Company and 10% of net revenues obtained from a specified customer.

On March 22, 2013, the Company and AEAC entered into an Agreement and Plan of Merger, (the “Merger Agreement”) pursuant to which AEAC would be merged with and into the Company, (the “Merger”) with the Company being the surviving entity.  Pursuant to the Merger Agreement, each share of AEAC common stock issued and outstanding immediately prior to the Merger effective date would be converted into .94134 share of the Company’s common stock and the outstanding convertible debentures of AEAC, (the “AEAC Debentures”) in the aggregate principal amount of $1,400,200, together with accrued interest thereon, would be assumed by the Company and then exchanged for the Company’s convertible debentures, (the “AE Debentures”).

Effective March 25, 2013, the Merger was completed.  In connection with the Merger, the stockholders of AEAC received on a pro rata basis the 24,004,143 shares of the Company’s common stock that were held by AEAC, and the former holders of the AEAC Debentures received an aggregate of 5,871,752 shares of the Company’s common stock pursuant to their conversion of all of the AE Debentures issued to replace the AEAC Debentures.  The principal asset of AEAC was the Rights that had been contributed to AEAC by the Company’s former stockholders.  As a result of the Merger, the Rights have been extinguished.

NOTE 2: GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses of $396,086 and $225,612 for the quarters ended March 31, 2013 and 2012, respectively. In addition, the Company had an accumulated deficit of $906,708 and $510,622 and a working capital deficit of  and $381,100 and $2,775,215 as of March 31, 2013 and December 31, 2012, respectively. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. In response to these conditions, the Company is attempting to raise additional capital through the sale of equity securities, an offering of debt securities or borrowings from financial institutions or other third parties or a combination of the foreging.  No assurance can be given that the Company will be able to raise sufficient financing to implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3: RELATED PARTY TRANSACTIONS

As of March 31, 2013 and December 31, 2012, Related Party Loans totaled $10,000 and $10,000, respectively.

As of March 31, 2013 and December 31, 2012, there were Related Party Payables of $0 and $829,418, respectively, for services performed by related parties.

As of March 31, 2013 and December 31, 2012, there were outstanding receivables of $16,125 and $16,125, respectively, for services performed for related parties.

For the three months ended March 31, 2013 and 2012, there were revenues earned of $0 and $750, respectively, for services performed for related parties.

NOTE 4: NOTES PAYABLE

As of December 31, 2012 and 2011, the Company had an outstanding loan to a third party in the amount of $74,900, which was originally issued during 2006 as part of an Investment Agreement.  The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the balance sheet.  The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement, (“Release”) with the third party.  The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the third-party in the combined amount of principal and accrued interest to date, for a total principal amount of $149,800.  The note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011.  As of March 31, 2013 and December 31, 2012, the principal amount owing was $115,800 and $121,800, respectively, of which $24,000 and $24,000, has been recorded as the current portion of the note, and $91,800 and $97,800 as the long-term portion of the note, respectively.

On August 15, 2012, the Company issued a Secured Promissory Note to CMGO Investors LLC, the agent for the former holders of CMGO’s senior debt, in the amount of $425,000, related to the separation of the Company from its parent, which took place on August 17, 2012.  The note bore interest at 8% per annum.  Pursuant to an extension granted by the noteholder, the note was due on February 6, 2013.  The noteholder had the option to convert the principal and interest into 10% of the Company’s total issued and outstanding common shares as of the date of the notice to convert, but in no event more than 6,000,000 shares. On February 6, 2013, the Secured Promissory Note was repaid in full. Payment consisted of cash payments of $200,000, of which $16,339 was interest and $183,661 was principal. The balance of the principal of $241,339 was repaid with the issuance of 1,998,402 common shares of the Company, which represented 5.678562% of the outstanding shares on February 6, 2013.

During the period ended March 31, 2013, the Company borrowed an additional $382,500 of AEAC Debentures, $30,000 of which was accounts payable converted into debt. These notes bore interest at 8% per annum and are due one year from the date of issuance. The noteholders had the option to convert the principal and interest at an exercise price $0.25 per share.

In connection with the Merger that occurred March 22, 2013, the former holders of the AEAC Debentures received an aggregate of 5,871,752 shares of the Company’s common stock pursuant to their conversion of all of the AE Debentures issued to replace the AEAC Debentures totalling $1,400,200 of principal and $67,732 of interest. These shares were issued for the conversion of total principal and accrued interest on the former AEAC Debentures.

NOTE 5: STOCKHOLDERS’ EQUITY

As of March 31, 2013 and December 31, 2012, the Company had 43,062,199 and 35,192,045 shares of common stock issued and outstanding, respectively.

On February 6, 2013 the Secured Promissory Note to CMGO Investors LLC was repaid in full. Payment consisted of cash payments of $200,000 of which $16,339 was interest and $183,661 was principal. The balance of the principal of $241,339 was repaid with the issuance of 1,998,402 common shares of the Company, which was 5.678562% of the outstanding shares on February 6, 2013.

In connection with the Merger that occurred March 22, 2013, the former holders of the AEAC Debentures received an aggregate of 5,871,752 shares of the Company’s common stock pursuant to their conversion of all of the AE Debentures issued to replace the AEAC Debentures totalling $1,400,200 of principal and $67,732 of interest. These shares were issued for the conversion of total principal and accrued interest on the former AEAC Debentures.

NOTE 6: OPTIONS AND WARRANTS

As of March 31, 2013 the Company has 2,820,000 options issued and outstanding. The AudioEye, Inc. 2012 Incentive Compensation Plan has a total of 5,000,000 authorized shares and a balance of 2,180,000 shares remaining in the plan. These options were issued on December 19, 2012, vest 25% at each 6 month anniversary of the grant date, have an exercise price of $0.25 per share, and expire on December 19, 2017.

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

For the three months ended March 31, 2013, stock compensation expense related to the options totaled $86,006

On March 19, 2013, the Company’s board of directors approved the issuance of warrants to James Crawford, Nathaniel Bradley and Sean Bradley to purchase up to 464,593, 1,696,155 and 1,491,924, respectively, shares of Company common stock. The warrants have an issuance date of March 19, 2013, expire on March 19, 2018, have a strike price of $0.25 per share, and vest in 1/3 increments on the annual anniversaries of the issuance. The warrants to purchase up to an aggregate of 3,652,672 shares of common stock were valued at $913,168, which is the same amount as the related party payables forgiven. As of December 31, 2012, the Company had accrued $829, 418 of these payables.  As a result, warrant expense of $83,750 was recorded during the three months ended March 31, 2013.

NOTE 7: ACQUISITION OF AUDIOEYE, INC. BY AUDIOEYE ACQUISITION CORPORATION

On August 17, 2012  AEAC acquired 80% of AudioEye, Inc.  for $1,125,000 and 1,500,000 shares of AEAC common stock with a fair value of $375,000.

On August 17, 2012, the Company determined the fair value its patents to be $3,551,814. The following table sets forth the purchase price allocation for the acquisition of AudioEye, Inc. as of August 17, 2012:

Purchase Price Allocation
Purchase Price:	Cash	$1,125,000
	1,500,000 shares of AEAC stock	375,000	$1,500,000

Less: Net Assets (deficit)			2,752,342	*
Less: Identifiable Intangibles - Patents			(3,551,814)
	Goodwill		$700,528

Net Assets (deficit)
Book Value
at 08/17/12
Current Assets	$109,521
Property, Plant & Equipment, net	7,688
Patents	—
Current Liabilities	(1,517,724)
L/T Liabilities	(1,351,827)
Contingent Liabilities (Note 2)	—
Net Assets (deficit)	$(2,752,342)*

In accordance with ASC 805, the Company has accounted for the combination using the Acquisition Method for the purpose of allocating the purchase price and determining goodwill. The fair value of the Company’s current tangible assets, property and equipment and liabilities approximated book value on the date of the acquisition. Therefore no adjustment has been made to the book value of the Company’s existing tangible assets and liabilities. The Company has determined that the value of goodwill is $700,528, based upon the Company’s enterprise allocation , less the Company’s net assets at the time of purchase, less any identifiable intangible assets, and is comprised of the expected synergies and intangible assets that do not qualify for separate recognition. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value net assets as of the Separation date of August 17, 2012, the purchase price allocation could change during the measurement period (not to exceed one year) if new information is obtained about facts and circumstances that existed as of the Separation date that, if known, would have resulted in the recognition of additional, or change in existing, assets and liabilities as of that date.

The Company has identified its patents as qualifying for separate recognition, in accordance with ASC 820.  In determining the fair market value associated with the patents, the Company used the Income Method. Inasmuch as the Company has previously determined that there existed an impairment of the patent based upon an analysis utilizing the Company’s historical cash flows, it was necessary for the Company to consider any identifiable future cash flows that were reliably estimable at the date of Separation. The Company has determined that the only identifiable revenue stream for future cash flows directly related to the patents at the date of the Separation are those related to the licensing of its technology to the US Government, more fully described below.  All other potential revenue is highly speculative, and/or not directly related to the patents at the date of the Separation. Based on the analysis performed, the Company determined the fair value of the patents on the date of separation to be $3,551,814.

NOTE 8: MERGER OF AUDIOEYE, INC. AND AUDIOEYE ACQUISITION CORPORATION

On March 22, 2013, the Company and AEAC entered into the Merger Agreement.  Pursuant to the Merger Agreement, each share of AEAC common stock issued and outstanding immediately prior to the Merger effective date would be converted into .94134 share of the Company’s common stock and the outstanding convertible debentures of AEAC, (the “AEAC Debentures”) in the aggregate principal amount of $1,400,200, together with accrued interest thereon of $67,732, would be assumed by the Company and then exchanged for convertible debentures of the Company, (the “AE Debentures”). Effective March 25, 2013, the Merger was completed.  In connection with the Merger, the stockholders of AEAC received on a pro rata basis the 24,004,143 shares of the Company’s common stock that were held by AEAC, and the former holders of the AEAC Debentures received an aggregate of 5,871,752 shares of the Company’s common stock pursuant to their conversion of all of the AE Debentures issued to replace the AEAC Debentures.

This transaction was accounted for as a combination of entities under common control under ASC 805-10-15.  Accordingly, the historical financial statements have been adjusted retroactively assuming the transaction occurred on January 1, 2012.  The Company recorded the following net assets after elimination of intercompany receivables and payables between AudioEye, Inc.:

Assets
Cash	4,593
Intangible Assets	3,551,814
Goodwill	700,528
Total Assets	4,256,935

Liabilities
Accounts payable and accrued expenses	117,162
Net Assets	4,139,773

NOTE 9: INTANGIBLE ASSETS

Prior to March 31, 2013, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Prior to any impairment adjustment, intangible assets consisted of the following:

	March 31,	December 31,
	2013	2012

Patents	$3,553,651	$3,553,651
Accumulated Amortization	(192,387)	(105,430)
Intangible Assets, Net	$3,361,264	$3,448,221

Amortization expense totaled $88,794 and $0 for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, the terms “we,” “us,” “our” and similar references refer to AudioEye, Inc. and our wholly-owned subsidiary, unless otherwise indicated.

The following discussion should be read in conjunction with our consolidated unaudited financial statements and the related notes for the three months ended March 31, 2013 and 2012 that appear in this quarterly  report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly  report.

Background

Our company was formed as a Delaware corporation on May 20, 2005. On March 31, 2010, CMG Holdings Group, Inc., (“CMGO”) acquired our company .  In connection with the acquisition, the former stockholders of our company retained rights to receive cash from the exploitation of our technology, (the “Rights”) consisting of 50% of any cash received from income earned, settlements or judgments directly resulting from our patent strategy and a share of our net income for 2010, 2011 and 2012 from the exploitation of the Company’s technology.  The Rights were then contributed to a newly formed Nevada corporation, AudioEye Acquisition Corporation, (“AEAC”), in exchange for shares of AEAC.  During the period as a wholly-owned subsidiary of

CMGO, we continued to expand our patent portfolio to protect our proprietary Internet content publication and distribution technology.

On June 22, 2011, CMGO entered into a Master Agreement with AEAC pursuant to which: (i) the stockholders of AEAC would acquire from the CMGO 80% of our capital stock, (the “Separation”) and (ii) CMGO would distribute to its stockholders, in the form of a dividend, 5% of our capital stock, (the “Spin-off”).  Pursuant to the Master Agreement, AEAC was required to arrange for the release of senior secured notes, (the “Senior Notes”) issued by CMGO in an aggregate principal amount of $1,025,000, which CMGO had been unable to service.  On August 15, 2012, we, CMGO and AEAC completed the Separation.  In connection with the Separation, AEAC arranged for the release of CMGO under the Senior Notes by payment to the holders thereof of $700,000, the delivery of a secured promissory note in the principal amount of $425,000 and the issuance of 1,500,000 shares of the common stock of AEAC.  On January 29, 2013, the Securities and Exchange Commission declared effective our registration statement on Form S-1 with respect to 1,500,259 shares of our common stock to be issued in the Spin-off. On February 6, 2013, the secured promissory note was repaid in full. On February 22, 2013, CMGO completed the Spin-off.

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

On March 22, 2013, we and AEAC entered into an Agreement and Plan of Merger, (the “Merger Agreement”) pursuant to which AEAC would be merged with and into our company, (the “Merger”) with our company being the surviving entity.  Pursuant to the Merger Agreement, each share of AEAC common stock issued and outstanding immediately prior to the Merger effective date would be converted into .94134 share of our common stock and the outstanding convertible debentures of AEAC, (the “AEAC Debentures”) in the aggregate principal amount of $1,400,200, together with accrued interest thereon, would be assumed by us and then exchanged for convertible debentures of our company, (the “AE Debentures”).

Effective March 25, 2013, the Merger was completed.  In connection with the Merger, the stockholders of AEAC received on a pro rata basis the 24,004,143 shares of our common stock that were held by AEAC, and the former holders of the AEAC Debentures received an aggregate of 5,871,752 shares of our common stock pursuant to their conversion of all of the AE Debentures issued to replace the AEAC Debentures.  The principal asset of AEAC was the Rights that had been contributed to AEAC by the former stockholders of our company.  As a result of the Merger, the Rights have been extinguished.

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

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles, (“GAAP”).

Results of Operations	Three Months Ended March 31,
	2013	2012

Revenue	$224,297	$14,255

Revenue from related party	—	750

Cost of Sales	45,023	89,735

Gross profit (loss)	179,274	(74,730)

General and administrative expenses	541,393	172,846

Patent impairment expense	—	—

Operating (loss)	(362,119)	(247,576)

Unrealized gain (loss) on marketable securities	(9,000)	25,500

Loss attributable to non-controlling interest	—	—

Interest expense	(24,967)	(3,536)

Net (loss)	$(396,086)	$(225,612)

Net (loss) per Weighted average common shares outstanding – basic and diluted	$(0.01)	$(0.01)

Revenue

For the three months ended March 31, 2013 and 2012, revenue in the amount of $224,297 and $14,255, respectively, consisted primarily of various levels of website design and maintenance. Revenues increased due to increased demand for our services. Additionally, for the three months ended March 31, 2013 and 2012, revenue from related party in the amount of $0 and $750, respectively, consisted primarily of various levels of website design and maintenance.

Cost of Sales

For the three months ended March 31, 2013 and 2012, cost of sales in the amount of $45,023 and $89,735, respectively, consisted primarily of sub-contracting to outside sources, direct labor and direct technology costs. Cost of sales decreased due to a reduction of sub-contracting costs and efficient implementation of our products.

Gross Profit

The increase in revenue and decrease in sub-contracting and direct labor resulted in a gross profit of $179,274 and a gross loss of $74,730 for the three months ended March 31, 2013 and 2012, respectively. Gross profit increased as a result of increasing sales combined with a reduction in sub-contracting costs and efficient implementation of our products.

General and Administrative Expenses

General and administrative expenses were $541,393 and $172,846 for the three months ended March 31, 2013 and 2012, respectively. General and administrative expenses increased as a result of increases in amortization, new employees and stock, option and warrant expense.

Liquidity and Capital Resources

Working Capital
	At March 31,	At December 31,
	2013	2012
Current Assets	$143,545	$74,091
Current Liabilities	524,645	2,849,306
Working Capital (Deficit)	$(381,100)	$(2,775,215)

The working capital deficit the three months ended March 31, 2013 and December 31, 2012 was $381,100 and $2,775,215, respectively. The decrease in deficit was primarily due to decreases in current portion of related party payables and notes and loans payable.

Cash Flows	For the three months ended
	March 31,
	2013	2012

Net Cash (Used in) Operating Activities	$(64,790)	$(199,352)
Net Cash Provided by Financing Activities	146,500	244,000
Increase (Decrease) in Cash	$81,710	$44,648

We had cash in the amount of $93,420 and $76,804 as of March 31, 2013 and 2012, respectively.

In view of our working capital deficit, continuing operating losses and limited cash position, we will be required to raise additional capital through the sale of equity or debt securities or borrowings from financial institutions or third parties or a combination of the foregoing.  We cannot assure you that we will be able to obtain sufficient funds at all or on acceptable terms.  Without such funds, we will be unable to implement our business plan or continue operations.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, relate to capitalized legal patent costs, income taxes, business combinations, goodwill, intangible assets, share-based payments, revenue recognition, and research and other accounting descriptions. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow for timely decisions regarding required disclosure.  Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles due to our management identifying a material weakness in lack of control processes in place that provide multiple levels of supervision and review as of March 31, 2013.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2013 for a complete descussion relating to the foregoing evaluation of our controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Sales of Unregistered Securities

On February 6, 2013, we repaid the remaining principal under a Secured Promissory Note to CMGO Investors LLC with the issuance of 1,998,402 shares of our common stock. The offer and sale of the shares were exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The only consideration that we received in the transaction was the satisfaction of our obligation under the note.

Use of Proceeds from Public Offering of Common Stock

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Agreement and Plan of Merger dated as of March 22, 2013 between AudioEye, Inc. and AudioEye Acquisition Corporation (1)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*         Filed herewith.

(1)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 27, 2013.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May 2013.

AUDIOEYE, INC.

By:	/s/ Nathaniel Bradley
Nathaniel Bradley
Chief Executive Officer and President

By:	/s/ Edward O’Donnell
Edward O’Donnell
Chief Financial Officer