Form 10-Q
period 2013-06-30
AUDIOEYE INC
filed 2013-08-09
CIK 1362190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [     ] to [     ]

Commission file number 333-177463

AudioEye, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2939845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9070 South Rita Road, Suite 1450, Tucson, Arizona	85747
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	866-331-5324

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
Yes ☒   No ☐

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
Yes ☐   No ☒

As of August 9, 2013, 44,354,199 shares of the registrant’s common stock were issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of June 30, 2013 and 2012 and for the three and six month periods ended June 30, 2013 and 2012 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month and six month periods ended June 30, 2013 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

AUDIOEYE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$193,681	$11,710
Accounts receivable, net	13,991	16,256
Related party trade receivables	34,125	16,125
Marketable securities	21,000	30,000
Total Current Assets	262,797	74,091

Property and equipment, net	5,445	7,043
Intangible assets, net	3,247,296	3,418,621
Goodwill	700,528	700,528
Total Assets	4,216,066	$4,200,283

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$286,778	$498,366
Deferred revenue	248	54,823
Notes and loans payable - current	24,000	1,466,700
Related party payable	10,000	829,418
Total Current Liabilities	321,026	2,849,307

Long Term Liabilities
Notes and loans payable - long term	85,800	97,800
Related party loans - long term	-	10,000
Total Long Term Liabilities	85,800	107,800
Total Liabilities	406,826	2,957,107

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value, 100,000,000 shares authorized, 44,354,199 and 35,192,045 issued and outstanding, as of June 30, 2013 and December 31, 2012, respectively	444	352
Additional paid in capital	9,131,629	5,639,671
Accumulated deficit	(5,322,833)	(4,396,847)
Total Stockholders' Equity	3,809,240	1,243,176
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,216,066	$4,200,283

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended		For the Six Months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue	$182,232	$39,873	$406,529	$54,128
Revenue from related party	18,000	750	18,000	1,500
Cost of revenues	50,767	63,296	95,790	153,031

Gross profit	149,465	(22,673)	328,739	(97,403)

General and administrative expenses	679,166	154,835	1,220,559	327,681

Operating income (loss)	(529,701)	(177,508)	(891,820)	(425,084)

Other income (expense)
Unrealized gain (loss) on marketable securities	-	(4,500)	(9,000)	21,000
Interest expense	(199)	(19,601)	(25,166)	(23,137)
Total other income (expense)	(199)	(24,101)	(34,166)	(2,137)

Net (loss)	$(529,900)	$(201,609)	$(925,986)	$(427,221)

Net (loss) per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic and diluted	43,324,188	30,005,185	40,287,985	30,005,185

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months ended
	June 30, 2013	June 30, 2012

Cash Flows from operating activities:
Net (loss)	$(925,986)	$(427,221)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	179,189	1,648
Stock, option and warrant expense	253,358	-
Shares issued for services	50,000	-
Unrealized (gain) loss on investments	9,000	(21,000)
Changes in operating assets and liabilities:
Accounts receivable	2,265	(14,274)
Related party receivable	(18,000)	(1,625)
Accounts payable and accruals	3,503	29,739
Deferred revenue	(54,575)	64,081
Related party payables	122,083	126,923
Net cash (used in) operating activities	(379,163)	(241,729)

Cash Flows from investing activities:
Cash (paid for) computer equipment	-	(1,768)
Advances to parent	-	(168,750)
Cash (paid for) patent costs	(6,266)	-
Net cash (used in) investing activities	(6,266)	(170,518)
Cash Flows from financing activities:
Payments on debt	(212,000)	(12,000)
Borrowings on debt	352,500	590,000
Proceeds from shares issued for cash, net	426,900	-
Net cash provided by financing activities	$567,400	$578,000
Increase (decrease) in cash	181,971	165,753
Cash – beginning of period	11,710	32,156
Cash – end of period	$193,681	$197,909

NON-CASH FINANCING ACTIVITIES
Common stock issued for conversion of debt	$1,709,291	$-
Warrants issued for accounts payable and related party payables	1,002,501	-
Common stock issued for accounts payable	50,000	-
Accounts payable converted into debt	30,000	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$24,967	$-
Income taxes paid	$-	$-

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2013 (Unaudited)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of AudioEye, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2012 as reported in the Company’s Annual Report on Form 10-K have been omitted.

Corporate Organization

The Company was formed as a Delaware corporation on May 20, 2005. On March 31, 2010, CMG Holdings Group, Inc. (“CMGO”) acquired the Company.  In connection with the acquisition, the former stockholders of the Company retained rights to receive cash from the exploitation of the Company’s technology (the “Rights”), consisting of 50% of any cash received from income earned, settlements or judgments directly resulting from the Company’s patent strategy and a share of its net income for 2010, 2011 and 2012 from the exploitation of the Company’s technology.  The Rights were then contributed to a newly formed Nevada corporation, AudioEye Acquisition Corporation (“AEAC”), in exchange for shares of AEAC.  During the period as a wholly-owned subsidiary of CMGO, the Company continued to expand its patent portfolio to protect its proprietary Internet content publication and distribution technology.

On June 22, 2011, CMGO entered into a Master Agreement with AEAC pursuant to which: (i) the stockholders of AEAC would acquire from the CMGO 80% of the Company’s capital stock (the “Separation”) and (ii) CMGO would distribute to its stockholders, in the form of a dividend, 5% of the Company’s capital stock (the “Spin-off”).  Pursuant to the Master Agreement, AEAC was required to arrange for the release of senior secured notes (the “Senior Notes”) issued by CMGO in an aggregate principal amount of $1,025,000, which CMGO had been unable to service.  On August 15, 2012, the Company, CMGO and AEAC completed the Separation.  In connection with the Separation, AEAC arranged for the release of CMGO under the Senior Notes by payment to the holders thereof of $700,000, the delivery of a secured promissory note in the principal amount of $425,000 and the issuance of 1,500,000 shares of the common stock of AEAC.  On January 29, 2013, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-1 with respect to 1,500,259 shares of its common stock to be issued in the Spin-off. On February 6, 2013, the secured promissory note was repaid in full. On February 22, 2013, CMGO completed the Spin-off.

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

On March 22, 2013, the Company and AEAC entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which AEAC would be merged with and into the Company (the “Merger”) with the Company being the surviving entity.  Pursuant to the Merger Agreement, each share of AEAC common stock issued and outstanding immediately prior to the Merger effective date would be converted into .94134 shares of the Company’s common stock and the outstanding convertible debentures of AEAC (the “AEAC Debentures”) in the aggregate principal amount of $1,400,200, together with accrued interest thereon, would be assumed by the Company and then exchanged for the Company’s convertible debentures (the “AE Debentures”).

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

NOTE 2: GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses of $925,986 and $427,221 for the six months ended June 30, 2013 and 2012, respectively. In addition, the Company had an accumulated deficit of $5,322,833 and $4,396,847 and a working capital deficit of $58,229 and $2,775,216 as of June 30, 2013 and December 31, 2012, respectively. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. In response to these conditions, the Company is attempting to raise additional capital through the sale of equity securities, an offering of debt securities or borrowings from financial institutions or other third parties, or a combination of the foreoging.  No assurance can be given that the Company will be able to raise sufficient financing to implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3: RELATED PARTY TRANSACTIONS

As of June 30, 2013 and December 31, 2012, short-term related party payables totaled $10,000 and $829,418, respectively.

As of June 30, 2013 and December 31, 2012, there were long-term related party loans of $0 and $10,000, respectively, for services performed by related parties.

As of June 30, 2013 and December 31, 2012, there were outstanding receivables of $34,125 and $16,125, respectively, for services performed for related parties.

For the three and six months ended June 30, 2013 and 2012, there were revenues earned of $18,000 and $750 and $18,000 and $1,500, respectively, for services performed for related parties.

NOTE 4: NOTES PAYABLE

As of December 31, 2012, the Company had an outstanding loan to a third party in the amount of $74,900, which was originally issued during 2006 as part of an Investment Agreement.  The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the balance sheet.  The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement (“Release”) with the third party.  The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the third-party in the combined amount of principal and accrued interest to date, for a total principal amount of $149,800.  The note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011.  As of June 30, 2013 and December 31, 2012, the principal amount owing was $109,800 and $121,800, respectively, of which $24,000 and $24,000, respectively, has been recorded as the current portion of the note, and $85,800 and $97,800, respectively, as the long-term portion of the note, respectively. The Company has paid $12,000 in monthly installments for the six months ended June 30, 2013.

On August 15, 2012, the Company issued a Secured Promissory Note to CMGO Investors LLC, the agent for the former holders of CMGO’s senior debt, in the amount of $425,000, related to the separation of the Company from CMGO, which took place on August 17, 2012.  The note bore interest at 8% per annum.  Pursuant to an extension granted by the noteholder, the note was due on February 6, 2013.  The noteholder had the option to convert the principal and interest into 10% of the Company’s total issued and outstanding common shares as of the date of the notice to convert, but in no event more than 6,000,000 shares. On February 6, 2013, the Secured Promissory Note was repaid in full. Payment consisted of cash payments of $200,000, of which $16,339 was interest and $183,661 was principal. The balance of the principal of $241,359 was repaid with the issuance of 1,998,402 common shares of the Company, which represented 5.678562% of the outstanding shares on February 6, 2013.

During the period ended March 31, 2013, the Company borrowed an additional $382,500 of AEAC Debentures, $30,000 of which was accounts payable converted into debt. These notes bore interest at 8% per annum and were due one year from the date of issuance. The noteholders had the option to convert the principal and interest at an exercise price $0.25 per share.

In connection with the Merger that occurred March 22, 2013, the former holders of the AEAC Debentures received an aggregate of 5,871,752 shares of the Company’s common stock pursuant to their conversion of all of the AE Debentures issued to replace the AEAC Debentures totalling $1,400,200 of principal and $67,732 of interest. These shares were issued for the conversion of total principal and accrued interest on the former AE Debentures.

NOTE 5: STOCKHOLDERS’ EQUITY

As of June 30, 2013 and December 31, 2012, the Company had 44,354,199 and 35,192,045 shares of common stock issued and outstanding, respectively.

On February 6, 2013, the Secured Promissory Note to CMGO Investors LLC was repaid in full. Payment consisted of cash payments of $200,000 of which $16,339 was interest and $183,661 was principal. The balance of the principal of $241,359 was repaid with the issuance of 1,998,402 common shares of the Company, which was 5.678562% of the outstanding shares on February 6, 2013.

In connection with the Merger that occurred March 22, 2013, the former holders of the AEAC Debentures received an aggregate of 5,871,752 shares of the Company’s common stock pursuant to their conversion of all of the AE Debentures issued to replace the AEAC Debentures totalling $1,400,200 of principal and $67,732 of interest. These shares were issued for the conversion of total principal and accrued interest on the former AE Debentures.

On April 5, 2013, the Company issued 200,000 shares of the Company’s common stock for services valued at $50,000.

In the quarter ended June 30, 2013, pursuant to a private placement (the “Private Placement”), the Company sold 1,092,000 units to a group of accredited investors, with each unit consisting of one share of the Company’s common stock and a three-year warrant to purchase one share of the Company’s common stock.  The warrants included in the units have an exercise price of $0.50 per share. The purchase price of each unit was $0.50. As of June 30, 2013, 1,092,000 shares of the Company’s common stock and warrants to purchase up to a total of 1,092,000 shares of the Company’s common stock were to be issued in connection with the Private Placement. The Company received net cash of $426,900 and $50,000 of accounts payable were forgiven from the sale of units.

NOTE 6: OPTIONS

As of June 30, 2013, the Company has 3,220,000 options issued and outstanding. The AudioEye, Inc. 2012 Incentive Compensation Plan has a total of 5,000,000 authorized shares and had a balance of 1,780,000 shares remaining in the plan as of June 30, 2013. The Company issued 400,000 options on May 10, 2013, which vest 50% on grant date and 12.5% every 90 days thereafter, have an exercise price of $1.00 per share, and expire on May 9, 2016.

	Number of shares Shares	Wtd Avg. Exercise Price	Wtd Avg. Remaining Term	Intrinsic Value
Outstanding at December 31, 2012	2,820,000	0.25	5.00	211,500

Granted	400,000	1.00	-	-

Outstanding at June 30, 2013	3,220,000	0.34	4.27	211,500

The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.42 years, expected volatility of 100%, risk free interest rate of 0.82%, and expected dividend yield of 0%. The grant date fair value of the options were determined to be $152,067.

NOTE 7: WARRANTS

On March 19, 2013, the Company’s board of directors approved the issuance of warrants to James Crawford, Nathaniel Bradley and Sean Bradley to purchase up to 464,593, 1,696,155 and 1,491,924, respectively, shares of Company common stock in consideration for the release of an aggregate of $913,168 due to the issuees. The warrants have an issuance date of March 19, 2013, expire on March 19, 2018, have a strike price of $0.25 per share, and vest in 1/3 increments on the annual anniversaries of the issuance. The warrants to purchase up to an aggregate of 3,652,672 shares of common stock were valued at $913,168, which is the same amount as the related party payables forgiven. As of December 31, 2012, the Company had accrued $829,418 of these payables.  As a result, warrant expense of $83,750 was recorded during the six months ended June 30, 2013.

On May 10, 2013, the Company’s board of directors approved the issuance of warrants to a third party to purchase up to 41,872 shares of Company common stock in settlement of accounts payable. The warrants have an issuance date of May 10, 2013, expire on May 10, 2018, have a strike price of $1.22 per share, and are vested upon grant. The warrants were valued at $51,000, which is the same amount as the accounts payable forgiven.

On June 30, 2013, the Company’s board of directors approved the issuance of warrants to James Crawford, Nathaniel Bradley and Sean Bradley to purchase up to 38,333, 32,500 and 28,333, respectively, shares of Company common stock in consideration for the release of an aggregate of $38,333 due to the issuees. The warrants have an issuance date of June 30, 2013, expire on June 30, 2016, have a strike price of $0.50 per share, and are vested upon grant. The warrants to purchase up to 99,166 an aggregate of shares of common stock were valued at $38,333, which is the same amount as the related party payables forgiven.

For the six months ended June 30, 2013 and 2012, stock compensation expense related to the options and warrants totaled $253,358 and $0, respectively.

	Number of Shares	Wtd Avg. Exercise Price	Wtd Avg. Remaining Term	Intrinsic Value
Outstanding at December 31, 2012	-	-	-	-

Granted	3,793,710	0.27	-	-

Outstanding at June 30, 2013	3,793,710	0.27	4.68	-

The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.5 to 5.0 years, expected volatility of 100% to 250%, risk free interest rate of 0.82% to 0.84%, and expected dividend yield of 0%.

NOTE 8: ACQUISITION OF AUDIOEYE, INC. BY AUDIOEYE ACQUISITION CORPORATION

On August 17, 2012,  AEAC aquired 80% of AudioEye, Inc. for $1,125,000 and 1,500,000 shares of AEAC common stock with a fair value of $375,000.

On August 17, 2012, the Company determined the fair value of its patents to be $3,551,814. The following table sets forth the purchase price allocation for the acquisition of AudioEye, Inc. as of August 17, 2012:

Purchase Price Allocation
Purchase Price:	Cash	$1,125,000
	1,500,000 shares of AEAC stock	375,000	$1,500,000

Add: Net Assets (deficit)			2,752,342	*
Less: Identifiable Intangibles - Patents			(3,551,814)
	Goodwill		$700,528

Net Assets (deficit)
Book Value
at 08/17/12
Current Assets	$109,521
Property, Plant & Equipment, net	7,688
Patents	-
Current Liabilities	(1,517,724)
L/T Liabilities	(1,351,827)
Contingent Liabilities (Note 2)	-
Net Assets (deficit)	$(2,752,342)*

In accordance with ASC 805, the Company has accounted for the combination using the Acquisition Method for the purpose of allocating the purchase price and determining goodwill. The fair value of the Company’s current tangible assets, property and equipment and liabilities approximated book value on the date of the acquisition. Therefore no adjustment has been made to the book value of the Company’s existing tangible assets and liabilities. The Company has determined that the value of goodwill is $700,528, based upon the Company’s enterprise allocation, less the Company’s net assets at the time of purchase, less any identifiable intangible assets, and is comprised of the expected synergies and intangible assets that do not qualify for separate recognition. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value net assets as of the Separation date of August 17, 2012, the purchase price allocation could change during the measurement period (not to exceed one year) if new information is obtained about facts and circumstances that existed as of the Separation date that, if known, would have resulted in the recognition of additional, or change in existing, assets and liabilities as of that date.

The Company has identified its patents as qualifying for separate recognition, in accordance with ASC 820.  In determining the fair market value associated with the patents, the Company used the Income Method. Inasmuch as the Company has previously determined that there existed an impairment of the patent based upon an analysis utilizing the Company’s historical cash flows, it was necessary for the Company to consider any identifiable future cash flows that were reliably estimable at the date of Separation. The Company has determined that the only identifiable revenue stream for future cash flows directly related to the patents at the date of the Separation are those related to the licensing of its technology to the U.S. government.  All other potential revenue is highly speculative, and/or not directly related to the patents at the date of the Separation. Based on the analysis performed, the Company determined the fair value of the patents on the date of separation to be $3,551,814.

NOTE 9: MERGER OF AUDIOEYE, INC. AND AUDIOEYE ACQUISITION CORPORATION

On March 22, 2013, the Company and AEAC entered into the Merger Agreement.  Pursuant to the Merger Agreement, each share of AEAC common stock issued and outstanding immediately prior to the Merger effective date would be converted into .94134 shares of the Company’s common stock, and the outstanding AEAC Debentures in the aggregate principal amount of $1,400,200, together with accrued interest thereon of $67,732, would be assumed by the Company and then exchanged for AE Debentures. Effective March 25, 2013, the Merger was completed.  In connection with the Merger, the stockholders of AEAC received on a pro-rata basis the 24,004,143 shares of the Company’s common stock that were held by AEAC, and the former holders of the AEAC Debentures received an aggregate of 5,871,752 shares of the Company’s common stock pursuant to their conversion of all of the AE Debentures issued to replace the AEAC Debentures.

This transaction was accounted for as a combination of entities under common control under ASC 805-10-15.  Accordingly, the historical financial statements have been adjusted retroactively assuming the transaction occurred on January 1, 2012.  The Company recorded the following net assets after elimination of intercompany receivables and payables:

Assets
Cash	4,593
Intangible Assets	3,551,814
Goodwill	700,528
Total Assets	4,256,935

Liabilities
Accounts payable and accrued expenses	117,162

Net Assets	4,139,773

NOTE 10: INTANGIBLE ASSETS

Prior to June 30, 2013, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Prior to any impairment adjustment, intangible assets consisted of the following:

	June 30,	December 31,
	2013	2012

Patents	$3,558,204	$3,553,651
Accumulated Amortization	(310,908)	(135,030)
Intangible Assets, Net	$3,247,296	$3,418,621

Amortization expense totaled $175,878 and $0 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 11: SUBSEQUENT EVENTS

On July 29, 2013, the Company’s board of directors approved the issuance of warrants to third parties to purchase up to 400,000 shares of the Company common stock in aggregate for services. The warrants have an issuance date of July 29, 2013, expire on July 29, 2018, have a strike price of $0.50 per share, and are vested upon grant.

On July 29, 2013, the Company’s board of directors approved the grant of 350,000 options under the AudioEye, Inc. 2012 Incentive Compensation Plan.

On August 7, 2013, the Company entered into agreements with the following executive officers:

•
Nathaniel Bradley. Pursuant to an Executive Employment Agreement, Nathaniel Bradley was employed as the Company’s Chief Executive Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $200,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of the Company’s board of directors or the compensation committee.  Mr. Bradley is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan. In connection with entry into the Executive Employment Agreement, the Company and Mr. Bradley terminated the existing employment agreement, dated April 1, 2010, between the Company and Mr. Bradley effective as of August 7, 2013.

Pursuant to a Performance Share Unit Agreement, Mr. Bradley was granted an award of up to an aggregate of 200,000 Performance Share Units (“PSUs”), subject to increase of up to a total of 400,000 PSUs over a three-year period.  Each PSU represents the right to receive one share of the Company’s common stock.  The number of PSUs for a performance period will be determined by the level of achievement of performance goals in accordance with the terms and provisions of the Performance Share Unit Agreement.

•
Sean Bradley. Pursuant to an Executive Employment Agreement, Sean Bradley was employed as the Company’s Chief Technology Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $195,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of the Company’s board of directors or the compensation committee.  Mr. Bradley is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan. In connection with entry into the Executive Employment Agreement, the Company and Mr. Bradley terminated the existing employment agreement, dated April 1, 2010, between the Company and Mr. Bradley effective as of August 7, 2013.

Pursuant to a Performance Share Unit Agreement, Mr. Bradley was granted an award of up to an aggregate of 200,000 PSUs, subject to increase of up to a total of 300,000 PSUs over a three-year period.  Each PSU represents the right to receive one share of the Company’s common stock.  The number of PSUs for a performance period will be determined by the level of achievement of performance goals in accordance with the terms and provisions of the Performance Share Unit Agreement.

•
James Crawford. Pursuant to an Executive Employment Agreement, James Crawford was employed as the Company’s Chief Operating Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $185,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of the Company’s board of directors or the compensation committee.  Mr. Crawford is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan.

Pursuant to a Performance Share Unit Agreement, Mr. Crawford was granted an award of up to an aggregate of 200,000 PSUs, subject to increase of up to a total of 300,000 PSUs over a three-year period.  Each PSU represents the right to receive one share of the Company’s common stock.  The number of PSUs for a performance period will be determined by the level of achievement of performance goals in accordance with the terms and provisions of the Performance Share Unit Agreement.

•
Edward O’Donnell. Pursuant to an Executive Employment Agreement, Mr. O’Donnell was employed as the Company’s Chief Financial Officer.  The term of the Executive Employment Agreement is two years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $165,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of the Company’s board of directors or the compensation committee.  Mr. O’Donnell is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan.

•
Constantine Potamianos. Pursuant to an Executive Employment Agreement, Constantine Potamianos was employed as the Company’s Chief Legal Officer and General Counsel.  The term of the Executive Employment Agreement is two years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $150,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of the Company’s board of directors or the compensation committee.  Mr. Potamianos is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan.

On August 8, 2013, the Company issued a total of 1,092,000 shares of the Company’s common stock in connection with Private Placement subscriptions received through June 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, the terms “we,” “us,” “our” and similar references refer to AudioEye, Inc. and our wholly-owned subsidiary, unless otherwise indicated.

The following discussion should be read in conjunction with our consolidated unaudited financial statements and the related notes for the three and six months ended June 30, 2013 and 2012 that appear in this quarterly  report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report.

Background

Our company was formed as a Delaware corporation on May 20, 2005. On March 31, 2010, CMG Holdings Group, Inc. (“CMGO”) acquired our company.  In connection with the acquisition, the former stockholders of our company retained rights to receive cash from the exploitation of our technology (the “Rights”) consisting of 50% of any cash received from income earned, settlements or judgments directly resulting from our patent strategy and a share of our net income for 2010, 2011 and 2012 from the exploitation of our company’s technology.  The Rights were then contributed to a newly formed Nevada corporation, AudioEye Acquisition Corporation (“AEAC”), in exchange for shares of AEAC.  During the period as a wholly-owned subsidiary of CMGO, we continued to expand our patent portfolio to protect our proprietary Internet content publication and distribution technology.

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

On March 22, 2013, we and AEAC entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which AEAC would be merged with and into our company (the “Merger”) with our company being the surviving entity.  Pursuant to the Merger Agreement, each share of AEAC common stock issued and outstanding immediately prior to the Merger effective date would be converted into .94134 shares of our common stock and the outstanding convertible debentures of AEAC (the “AEAC Debentures”) in the aggregate principal amount of $1,400,200, together with accrued interest thereon, would be assumed by us and then exchanged for convertible debentures of our company (the “AE Debentures”).

Effective March 25, 2013, the Merger was completed.  In connection with the Merger, the stockholders of AEAC received on a pro-rata basis the 24,004,143 shares of our common stock that were held by AEAC, and the former holders of the AEAC Debentures received an aggregate of 5,871,752 shares of our common stock pursuant to their conversion of all of the AE Debentures issued to replace the AEAC Debentures.  The principal asset of AEAC was the Rights that had been contributed to AEAC by the former stockholders of our company.  As a result of the Merger, the Rights have been extinguished.

Overview

We were incorporated in 2005 and founded on patented technology at the center of the shift of mobile Internet consumers from keypad, mouse and other vision-dependent user experiences to a completely voice-driven and conversational medium.

We generate revenues through the sale our software as a services (SaaS) technology platform called the Audio Internet™ to Internet and mobile publishers, developers, owners and operators. Our solutions and services enable users of AudioEye-enabled customers’ website or mobile environments to transact, communicate and engage with products, brands and content using our patented interactive voice technologies.

We are focused on creating voice driven technologies that will improve the mobility, usability and accessibility of all Internet and mobile content. We believe that our value propositions to our web publishing customers in a wide range of industries and applications include the following:

•	Accessibility – We help our customers comply with accesibility laws. We help increase website traffic and effectiveness.

•	Mobility – Our solution enables eyes and hands-free mobile technology interaction. We aim to improve mobile technology interaction beyond where other voice-driven technologies leave off.

•	Usability – Narration, comprehension and usage all add value to websites and increase audience.

Our technology dramatically expands the power and functionality of the voice-controlled browser. Voice recognition and artificial intelligence engines that exist in the market today provide only a partial solution, allowing users to get an “answer” to a specific question. Our patented technologies enable an essential third ingredient delivering audio menus that allow users to choose among multiple responses and navigate the Internet via keypad or voice just as they would with familiar mouse/icon or gestural interfaces.

Our technology platform, when connected to voice recognition and artificial intelligence engines, can provide for a fully Audio Internet™ experience complete with voice navigation and voice driven transactions.

Our technology development was initiated at the University of Arizona Science & Technology Park in Tucson, Arizona. In 2006, we received technology development venture funding from the Maryland Technology Development Corporation (TEDCO), which contributed to the development of our platform strategy. TEDCO was created by the Maryland State Legislature in 1998 to facilitate the transfer and commercialization of technology from Maryland’s research universities and federal labs into the marketplace and to assist in the creation and growth of technology-based businesses in all regions of the State of Maryland, where we formerly had a technology development and adminstration office. Beginning in 2009 and continuing to the present, we have been involved in a multi-year technology development program with the Eller College of Management’s Department of Management Information Systems at the University of Arizona. In connection with our proprietary technology, our company has been issued a number of U.S. patents in two distinct patent families.

Our patented voice infrastructure technology was a 2013 Edison Gold Award winner for innovation in the category of “Quality of Life.”

Intellectual Property

Our intellectual property is primarily comprised of trade secrets, patented know-how, issued and pending patents, copyrights and technological innovation. We have a patent portfolio comprised of five patents issued in the United States, we have received a notice of allowance from the U.S. Patent and Trademark Office for a sixth patent, and we have several additional patents that are either pending or are being prepared for filing in the United States and internationally.

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

Conventional solutions have been developed to help visually impaired users use websites, but these systems often require software and hardware to be installed on the user’s computer.  Many of these solutions simply use screen reading technology alone or in combination with print magnifying software applications.   Our management believes that these systems are costly, unwieldy, and inconvenient.  Furthermore, because such technology is installed on the user’s computer, visually impaired users cannot effectively use conventional computer files anywhere except at their own computers.  As a consequence, websites and other computer files are often inaccessible to visually impaired users anywhere except at home.  Unfortunately, even at home, these systems still have drawbacks.  For one, only text is played back to the user while graphics, music, images are not.  Additionally, large files or those having multiple nesting layers turn the system into a giant automated voice response system, which is difficult to understand, navigate, and can be potentially frustrating to a user.

Our patented invention relates to a server-side method and apparatus that enables users to navigate audibly websites and hear high-quality streaming audio narration and descriptions of websites.  This patented invention involves creating an audible website corresponding to an original website by utilizing voice talent and automated conversion methods to read and describe web content and create audio files for each section within an original website, and then assigning a hierarchy and navigation system based on the original website design.  To implement the system, a program is installed on the home page of an original website which plays a tone upon a user’s visit indicating that the website is accessible with our proprietary technology .  Upon hearing the tone, a user presses a key on the keyboard to exit the original website and enter the audible website.  Audible narration is played through the user’s computer, reading text and describing non-text information, such as images.  The narration includes menus for navigating the site which have a hierarchy substantially similar to that of the original website.  Users navigate the website menus and move from webpage to webpage by making keystroke or audible commands.

Our technology recognizes the possibility to operate the Internet as a spoken medium by cataloging each section of a website into an audio “filing cabinet.”  All the menu items and corresponding content on a given website can be easily converted to a series of audio files using web-based media creation software.  Site owners have the option of personalizing content by reading and recording specific sections via the human voice or relying on state-of-the-art computer generated voices.  Once all content is converted accordingly, all the individual audio files are woven together and connected by our Audio Internet intuitive keystroke navigation system, allowing users to “Surf-By-Sound.”

Since the solution is network-based, users can seamlessly utilize the our software across all their potential Internet points of entry – school, home, office, library or mobile device.  We believe that this is a major advantage over local devices and provides portability while removing technical boundaries.  The solution is triggered by clicking on a hyperlink on a web page, or automatically upon accessing an AudioEye-enabled site.  Our navigation player will launch and allow users to listen to the page or web site so that anyone, regardless of vision, age, or computer skill level, can experience the Audio Internet.

Business Plan and Strategy

Our focus is to create more comprehensive access to devices, Internet , print, broadcast and other media. Our solutions and technology include comprehensive e-learning and e-commerce systems that enable interaction between brands and consumers. We created a variety of Internet publishing products and Internet cloud-based software services that enable customers to create and deliver highly scalable web-based applications leveraging our intellectual property.

We are in the business of the development and commercial exploitation of our intellectual property.   Functionally, we organizes our operations into two distinct business units:

•
The IP Group is charged with the development of additional intellectual property, development and implementation of a licensing strategy and the prosecution and enforcement of our existing patent portfolio.

•	The Services Group is charged with the commercialization of our intellectual property, business development, and sales and marketing of our services and product offerings.

Our business model is built on the commercialization of our intellectual property through multiple avenues and business channels:

•	Generate revenue through the sale of services and products to corporate publishers .

•	Generate revenue from the sale of services and products to consumer websites.

•	Generate revenue from the sale of services and products to federal, state and local governments.

•	Generate revenue from the sales of AudioEye Advertising technology.

•	Generate revenue from royalties from licensees of our technology.

Our strategy is to establish our company as the leading provider of audio technologies with revenues derived through technology licensing , platform software as a service (SaaS) product sales, technology support services, and a comprehensive technology enforcement strategy.  Key operational objectives currently include:

•	Implementing a technology-licensing program to commercialize AE’s intellectual property, including the AE patented technology.

•
Developing revenues from licensing royalties from organizations that utilize AE’s patented technology and systems, to include potentially taking equity in or entering into joint ventures with such organizations.

•	Leveraging our existing technology to develop a suite of products and services that can be sold directly to governments and corporate enterprises.

We have licensed our technology through a limited field of use license exclusively in the mobile couponing space to Internet start-up Couponicate, Inc., a technology company focused in the area of digital coupons and consumer retail.   In exchange for the license, we retain a 19.5% ownership of Couponicate and have established a revenue stream in form of royalties to be paid by Couponicate on all future revenues generated from the use of our inventions.

We have also entered into a non-disclosure agreement with Google, Inc. that includes an agreement that each of the parties will not bring legal proceedings against the other or directed at the patents of the other during the term of the agreement and each of the parties waives any right to recovery for willful patent infringement for the period prior to termination of the agreement. This agreement remains in effect and is terminable by either party upon 30 days’ written notice.

License and Service Offerings

We plan to offer a diversified portfolio of license and service offerings focused on securing our technology within devices and over the Internet – broken into four broad business categories:

•	Communications Technology Platform – Offered as Internet Cloud Software as a Service (SaaS)

•	Audio Internet™

•	AudioEye™ Mobile

•	AudioEye™ Advertising

•	Technology Licensing – Offered on an Equity and/or Royalty Licensing Basis

•	Digital Coupon

•	Mobile Advertising Solutions

•	Mobile Marketing Solutions

•	Counseling/ Behavioral Health Care

•	Medical Applications

•	Content Delivery Networks (CDN)

•	Mobile Networks

•	Others

•	Patent Enforcement and Patent Portfolio Licensing Program

•	Establishing Enforcement and Licensing Protocols to Combat Widespread Infringement

•	Pricing Models/Early Adopter License Strategy

•	Mobile Device Manufacturers

•	Mobile Marketing Providers

•	Other Device and Hardware Manufacturers

•	Support and Interactive Services

•	Support Infrastructure for SaaS Model – Operated as a Revenue Center

•	Customized S oftware and Development – Operated as a Revenue Center

•	Sales and Commercialization Support for all Divisions.

Customers

Our potential customer base includes a broad range of private and public sector customers including but not limited to:

•	Corporate Publishers

•	Consumer Websites

•	Federal, State and Local Governments and Agencies

•	Mobile Advertisers

Result of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).   The discussion of the results of our operations compares the three and six months ended June 30, 2013 with the three and six months ended June 30, 2012, and is not necessarily indicative of the results which may be expected for any subsequent period. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended June 30, 2013 and June 30, 2012

Revenue

For the three months ended June 30, 2013 and 2012, revenue in the amount of $182,232 and $39,873, respectively, consisted primarily of software development, website design and maintenance. Revenues increased due to increased demand for our services. Additionally, for the three months ended June 30, 2013 and 2012, revenue from related party in the amount of $18,000 and $750, respectively, consisted primarily of software development, website design and maintenance.

Cost of Sales

For the three months ended June 30, 2013 and 2012, cost of sales in the amount of $50,767 and $63,296, respectively, consisted primarily of sub-contracting to outside sources, direct labor and direct technology costs. Cost of sales decreased due to a reduction of sub-contracting costs and efficient implementation of our products.

Gross Profit

The increase in revenue and decrease in sub-contracting and direct labor resulted in a gross profit of $149,465 and a gross loss of $22,673 for the three months ended June 30, 2013 and 2012, respectively. Gross profit increased as a result of increasing sales combined with a reduction in sub-contracting costs and efficient implementation of our products.

General and Administrative Expenses

General and administrative expenses were $679,166 and $154,835 for the three months ended June 30, 2013 and 2012, respectively. General and administrative expenses increased as a result of increases in amortization, new employees wages, and stock option and warrant expense.

Other Income/Expenses

Other income and expenses were expenses of $199 and $24,101 for the three months ended June 30, 2013 and 2012, respectively.  The decrease in expense was primarily related to a substantial decrease in interest expense.

Comparative for the Six Months ended June 30, 2013 and June 30, 2012

Revenue

For the six months ended June 30, 2013 and 2012, revenue in the amount of $406,529 and $54,128, respectively, consisted primarily of software development, website design and maintenance. Revenues increased due to increased demand for our services. Additionally, for the six months ended June 30, 2013 and 2012, revenue from related party in the amount of $18,000 and $1,500, respectively, consisted primarily of software development, website design and maintenance.

Cost of Sales

For the six months ended June 30, 2013 and 2012, cost of sales in the amount of $95,790 and $153,031, respectively, consisted primarily of sub-contracting to outside sources, direct labor and direct technology costs. Cost of sales decreased due to a reduction of sub-contracting costs and efficient implementation of our products.

Gross Profit

The increase in revenue and decrease in sub-contracting and direct labor resulted in a gross profit of $328,739 and a gross loss of $97,403 for the six months ended June 30, 2013 and 2012, respectively. Gross profit increased as a result of increasing sales combined with a reduction in sub-contracting costs and efficient implementation of our products.

General and Administrative Expenses

General and administrative expenses were $1,220,559 and $327,681 for the six months ended June 30, 2013 and 2012, respectively. General and administrative expenses increased as a result of increases in amortization, new employees wages, and stock option and warrant expense.

Other Income/Expenses

Other income and expenses were expenses of $34,166 and $2,137 for the six months ended June 30, 2013 and 2012, respectively.  There resulting change to expense was the result of a substantial increase to the unrealized loss in the marketable equity securities valuation and interest expense charges.

Liquidity and Capital Resources

Working Capital
	At June 30,	At December 31,
	2013	2012
Current Assets	$262,797	$74,091
Current Liabilities	321,026	2,849,307
Working Capital (Deficit)	$(58,229)	$(2,775,216)

The working capital deficit for the six months ended June 30, 2013 was $58,229, a decrease of $2,716,987. The decrease in deficit was primarily due to decreases in accounts payable, current portion of related party payables, and notes and loans payable.

Cash Flows
	For the six months ended June 30,
	2013	2012

Net Cash (Used in) Operating Activities	$(379,163)	$(241,729)
Net Cash (Used in) Investing Activities	(6,266)	(170,518)
Net Cash Provided by Financing Activities	567,400	578,000
Increase (Decrease) in Cash	$181,971	$165,753

We had cash in the amount of $193,681 and $11,710 as of June 30, 2013 and  December 31, 2012, respectively.

In the quarter ended June 30, 2013, pursuant to a private placement, we sold 1,092,000 units, consisting of common stock and warrants, for gross aggregate proceeds of $496,000 and $50,000 of accounts payable was forgiven.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by our management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.  Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, our chief executive and financial officer put measures into place to improve our internal controls over financial reporting, including adding additional layers of review of financial information and disclosures and segregation of duties that they believe provide sufficient internal controls to prevent or detect a material misstatement in our financial statements.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in various routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, our management believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on our financial position or results of operations.

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

On April 5, 2013, we issued 200,000 shares of our common stock in payment for services.

In the quarter ending June 30, 2013, pursuant to a private placement, we sold to a group of accredited investors 1,092,000 units for gross aggregate proceeds of $496,000 and $50,000 of accounts payable that was forgiven. Each unit consists of one share of our common stock and a three-year warrant to purchase one share of our common stock.  The warrants included in the units have an exercise price of $0.50 per share. The purchase price of each unit was $0.50. As of June 30, 2013, 1,092,000 shares of our common stock and warrants to purchase up to a total of 1,092,000 shares of our common stock were to be issued in connection with the sale of units through the private placement. On August 8, 2013, we issued a total of 1,092,000 shares of our common stock in connection with the private placement subscriptions received through June 30, 2013.

The offer and sale of the securities set forth above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Use of Proceeds from Public Offering of Common Stock

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 7, 2013, we entered into agreements with the following executive officers of our company:

•
Nathaniel Bradley. Pursuant to an Executive Employment Agreement, Nathaniel Bradley was employed as our Chief Executive Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $200,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Bradley is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan. In connection with entry into the Executive Employment Agreement, we and Mr. Bradley terminated the existing employment agreement, dated April 1, 2010, between our company and Mr. Bradley effective as of August 7, 2013.

Pursuant to a Performance Share Unit Agreement, Mr. Bradley was granted an award of up to an aggregate of 200,000 Performance Share Units (“PSUs”), subject to increase of up to a total of 400,000 PSUs over a three-year period.  Each PSU represents the right to receive one share of our common stock.  The number of PSUs for a performance period will be determined by the level of achievement of performance goals in accordance with the terms and provisions of the Performance Share Unit Agreement.

•
Sean Bradley. Pursuant to an Executive Employment Agreement, Sean Bradley was employed as the our Chief Technology Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $195,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Bradley is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan. In connection with entry into the Executive Employment Agreement, we and Mr. Bradley terminated the existing employment agreement, dated April 1, 2010, between our company and Mr. Bradley effective as of August 7, 2013.

Pursuant to a Performance Share Unit Agreement, Mr. Bradley was granted an award of up to an aggregate of 200,000 PSUs, subject to increase of up to a total of 300,000 PSUs over a three-year period.  Each PSU represents the right to receive one share of our common stock.  The number of PSUs for a performance period will be determined by the level of achievement of performance goals in accordance with the terms and provisions of the Performance Share Unit Agreement.

•
James Crawford. Pursuant to an Executive Employment Agreement, James Crawford was employed as our Chief Operating Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $185,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Crawford is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan.

Pursuant to a Performance Share Unit Agreement, Mr. Crawford was granted an award of up to an aggregate of 200,000 PSUs, subject to increase of up to a total of 300,000 PSUs over a three-year period.  Each PSU represents the right to receive one share of our common stock.  The number of PSUs for a performance period will be determined by the level of achievement of performance goals in accordance with the terms and provisions of the Performance Share Unit Agreement.

•
Edward O’Donnell. Pursuant to an Executive Employment Agreement, Mr. O’Donnell was employed as our Chief Financial Officer.  The term of the Executive Employment Agreement is two years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $165,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. O’Donnell is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan.

•
Constantine Potamianos. Pursuant to an Executive Employment Agreement, Constantine Potamianos was employed as our Chief Legal Officer and General Counsel.  The term of the Executive Employment Agreement is two years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $150,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Potamianos is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan.

The terms of the foregoing agreements were based on research and market benchmarking set forth in a compressive market analysis and compensation plan prepared by Incentive Lab, LLC, a financial data and science firm that focuses on providing clients with data and insight into executive compensation practices.  Dr. Carr Bettis, the founder and Chairman of Incentive Lab, is also a director of our company.

Item 6. Exhibits

Exhibit No.	Description
10.1*	Executive Employment Agreement dated August 7, 2013 between Nathaniel Bradley and AudioEye, Inc.

10.2*	Executive Employment Agreement dated August 7, 2013 between Sean Bradley and AudioEye, Inc.

10.3*	Executive Employment Agreement dated August 7, 2013 between James Crawford and AudioEye, Inc.

10.4*	Executive Employment Agreement dated August 7, 2013 between Edward O’Donnell and AudioEye, Inc.

10.5*	Executive Employment Agreement dated August 7, 2013 between Constantine Potamianos and AudioEye, Inc.

10.6*	Performance Share Unit Agreement dated August 7, 2013 between Nathaniel Bradley and AudioEye, Inc.

10.7*	Performance Share Unit Agreement dated August 7, 2013 between Sean Bradley and AudioEye, Inc.

10.8*	Performance Share Unit Agreement dated August 7, 2013 between James Crawford and AudioEye, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of August 2013.

AUDIOEYE, INC.

By:	/s/ Nathaniel Bradley
Nathaniel Bradley
Chief Executive Officer and President

By:	/s/ Edward O'Donnell
Edward O'Donnell
Chief Financial Officer