Form 10-Q
period 2013-09-30
AUDIOEYE INC
filed 2013-11-01
CIK 1362190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 1, 2013, 44,538,949 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of September 30, 2013 and 2012 and for the three and nine month periods ended September 30, 2013 and 2012 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month and nine month periods ended September 30, 2013 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$73,435	$11,710
Accounts receivable, net	120,650	16,256
Related party trade receivables	88,125	16,125
Marketable securities	12,000	30,000
Total Current Assets	294,210	74,091

Property and equipment, net	4,646	7,043
Intangible assets, net	3,161,773	3,418,621
Goodwill	700,528	700,528
Total Assets	$4,161,157	$4,200,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$430,132	$498,366
Deferred revenue	—	54,823
Notes and loans payable - current	167,070	1,466,700
Related party payable	91,250	829,418
Total Current Liabilities	688,452	2,849,307

Long Term Liabilities
Notes and loans payable - long term	79,800	97,800
Related party loans - long term	—	10,000
Total Long Term Liabilities	79,800	107,800
Total Liabilities	768,252	2,957,107

STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value, 100,000,000 shares authorized, 44,496,699 and 35,192,045 issued and outstanding, as of September 30, 2013 and December 31, 2012, respectively	445	352
Additional paid in capital	9,586,103	5,639,671
Accumulated deficit	(6,193,643)	(4,396,847)
Total Stockholders’ Equity	3,392,905	1,243,176
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,161,157	$4,200,283

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended		For the Nine Months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenue	$344,414	$222,459	$748,693	$276,587
Revenue from related party	37,125	750	57,375	2,250
Cost of revenues	130,771	66,895	226,561	219,926

Gross profit	250,768	156,314	579,507	58,911

OPERATING EXPENSES:
Selling & marketing	117,893	—	167,509	—
General and administrative	549,433	405,482	1,287,693	731,515
Amortization and depreciation	429,485	56,112	862,168	57,760
Total operating expenses	1,096,811	461,594	2,317,370	789,275
Operating (loss)	(846,043)	(305,280)	(1,737,863)	(730,364)

OTHER INCOME (EXPENSE)
Unrealized gain (loss) on marketable securities	(9,000)	15,000	(18,000)	36,000
Interest expense	(15,767)	(24,863)	(40,933)	(48,000)
Total other income (expense)	(24,767)	(9,863)	(58,933)	(12,000)

Net (loss)	$(870,810)	$(315,143)	$(1,796,796)	$(742,364)

Net (loss) per common share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Weighted average common shares outstanding - basic and diluted	44,385,177	30,005,185	41,668,724	30,005,185

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months ended
	September 30, 2013	September 30, 2012

Cash Flows from operating activities:
Net (loss)	$(1,796,796)	$(742,364)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	269,135	57,760
Stock, option and warrant expense	593,019	—
Shares issued for services	50,000	—
Unrealized (gain) loss on investments	18,000	(36,000)
Changes in operating assets and liabilities:
Accounts receivable	(104,394)	(18,361)
Related party receivable	(72,000)	(2,250)
Accounts payable and accruals	146,857	171,730
Deferred revenue	(54,823)	(11,193)
Other Assets	—	(3,173)
Related party payables	274,583	286,652
Net cash (used in) operating activities	(676,419)	(297,199)

Cash Flows from investing activities:
Cash (paid for) computer equipment	—	(1,768)
Cash (paid for) patent costs	(9,890)	—
Net cash (used in) investing activities	(9,890)	(1,768)

Cash Flows from financing activities:
Payments on debt	(218,000)	(718,000)
Borrowings on debt	502,500	1,017,700
Borrowings on debt — related party	—	50,000
Proceeds from exercise of options	37,188	—
Proceeds from shares issued for cash, net	426,346
Net cash provided by financing activities	$748,034	$349,700

Increase in cash	61,725	50,733
Cash — beginning of period	11,710	32,156
Cash — end of period	$73,435	$82,889

NON-CASH FINANCING ACTIVITIES
Common stock issued for conversion of debt	$1,709,291	$—
Warrants issued for accounts payable and related party payables	1,073,751	—
Common stock issued for accounts payable	50,000	—
Accounts payable converted into debt	30,000	—
Debt discount from warrants issued with debt	6,930	—
Intangible asset from the purchase of AudioEye by AEAC	—	4,252,342

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$24,967	$—
Income taxes paid	$—	$—

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

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

NOTE 2: GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses of $1,829,489 and $742,364 for the nine months ended September 30, 2013 and 2012, respectively. In addition, the Company had an accumulated deficit of $6,226,336 and $4,396,847 and a working capital deficit of $394,242 and $2,775,216 as of September 30, 2013 and December 31, 2012, respectively. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. In response to these conditions, the Company is attempting to raise additional capital through the sale of equity securities, an offering of debt securities or borrowings from financial institutions or other third parties, or a combination of the foreoging. No assurance can be given that the Company will be able to raise sufficient financing to implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3: RELATED PARTY TRANSACTIONS

As of September 30, 2013 and December 31, 2012, short-term related party payables totaled $91,250 and $829,418, respectively.

As of September 30, 2013 and December 31, 2012, there were long-term related party loans of $0 and $10,000, respectively, for services performed by related parties.

As of September 30, 2013 and December 31, 2012, there were outstanding receivables of $88,125 and $16,125, respectively, for services performed for related parties.

For the three and nine months ended September 30, 2013 and 2012, there were revenues earned of $37,125 and $750 and $57,375 and $2,250, respectively, for services performed for related parties.

NOTE 4: NOTES PAYABLE

As of December 31, 2012, the Company had an outstanding loan to a third party in the amount of $74,900, which was originally issued during 2006 as part of an Investment Agreement.  The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the balance sheet.  The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement (“Release”) with the third party.  The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the

Company to issue a Promissory Note to the third-party in the combined amount of principal and accrued interest to date, for a total principal amount of $149,800.  The note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011.  As of September 30, 2013 and December 31, 2012, the principal amount owing was $103,800 and $121,800, respectively, of which $24,000 and $24,000, respectively, has been recorded as the current portion of the note, and $79,800 and $97,800, respectively, as the long-term portion of the note, respectively. The Company has paid $18,000 in monthly installments for the nine months ended September 30, 2013.

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

During the period ended March 31, 2013, AEAC borrowed an additional $382,500 which was evidenced by the issuance of AEAC Debentures, $30,000 of which was accounts payable converted into debt. These debentures bore interest at 8% per annum and were due one year from the date of issuance. The debenture holders had the option to convert the principal and interest at an exercise price $0.25 per share.

In connection with the Merger that occurred March 25, 2013, the Company assumed the obligations under the AEAC debentures and issued new AE Debentures which in turn were converted by the holders thereof into an aggregate of 5,871,752 shares of the Company’s common stock. These shares were issued for the conversion of total principal of $1,400,200 and accrued interest of $67,732 on the former AE Debentures.

On August 3, 2013 the Company borrowed $150,000 with a coupon rate of 10%, due on September 10, 2013 with a warrant to purchase 20,000 common shares, vesting immediately with a strike price of $0.50. The 20,000 common share warrant was valued at $6,930 on August 3, 2013 using a closing price that day of $0.47, a strike price of $0.50, term of 5 years, volatility of 100%, dividends of 0%, and a discount rate of 1.36%. The value of the warrant of $6,930 is reflected as a discount to the note for a net amount of $143,070. For the period ended September 30, 2013, interest was accrued in the amount of $2,384.

NOTE 5: COMMITMENTS AND CONTINGENCIES

On August 7, 2013, the Company entered into agreements with the following executive officers:

•                  Nathaniel Bradley. Pursuant to an Executive Employment Agreement, Nathaniel Bradley was employed as the Company’s Chief Executive Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $200,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of the Company’s board of directors or the compensation committee.  Mr. Bradley is also entitled to equity awards under the Company’s incentive compensation plans. In connection with entry into the Executive Employment Agreement, the Company and Mr. Bradley terminated the existing employment agreement, dated April 1, 2010, between the Company and Mr. Bradley effective as of August 7, 2013.

•                  Sean Bradley. Pursuant to an Executive Employment Agreement, Sean Bradley was employed as the Company’s Chief Technology Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $195,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of the Company’s board of directors or the compensation committee.  Mr. Bradley is also entitled to equity awards under the Comoany’s incentive compensation plans. In connection with entry into the Executive Employment Agreement, the Company and Mr. Bradley terminated the existing employment agreement, dated April 1, 2010, between the Company and Mr. Bradley effective as of August 7, 2013.

•                  James Crawford. Pursuant to an Executive Employment Agreement, James Crawford was employed as the Company’s Chief Operating Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $185,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of the Company’s board of directors or the compensation committee.  Mr. Crawford is also entitled to equity awards under the Comoany’s incentive compensation plans.

•                  Edward O’Donnell. Pursuant to an Executive Employment Agreement, Mr. O’Donnell was employed as the Company’s Chief Financial Officer.  The term of the Executive Employment Agreement is two years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $165,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of the Company’s board of directors or the compensation committee.  Mr. O’Donnell is also entitled to equity awards under the Comoany’s incentive compensation plan.

•                  Constantine Potamianos. Pursuant to an Executive Employment Agreement, Constantine Potamianos was employed as the Company’s Chief Legal Officer and General Counsel.  The term of the Executive Employment Agreement is two years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $150,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of the Company’s board of directors or the compensation committee.  Mr. Potamianos is also entitled to equity awards under the Company’s incentive compensation plan.

NOTE 6: STOCKHOLDERS’ EQUITY

As of September 30, 2013 and December 31, 2012, the Company had 44,496,699 and 35,192,045 shares of common stock issued and outstanding, respectively.

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

In the quarter ended June 30, 2013, pursuant to a private placement (the “Private Placement”), the Company sold 1,092,000 units to a group of accredited investors, with each unit consisting of one share of the Company’s common stock and and a three-year warrant to purchase one share of the Company’s common stock.  The warrants included in the units have an exercise price of $0.50 per share. The purchase price of each unit was $0.50. As of June 30, 2013, 1,092,000 shares of the Company’s common stock and warrants to purchase up to a total of 1,092,000 shares of the Company’s common stock were to be issued in connection with the Private Placement. The Company received net cash of $426,346 and $50,000 of accounts payable were forgiven from the sale of units.

On September 10, 2013, the Company issued 142,500 common shares for the exercise of options and received proceeds of $37,188.

NOTE 7: OPTIONS

As of September 30, 2013, the Company has 4,427,500 options issued and outstanding. The AudioEye, Inc. 2012 Incentive Compensation Plan has a total of 5,000,000 authorized shares and had a balance of 30,000 shares remaining in the plan as of September 30, 2013. The AudioEye, Inc. 2013 Incentive Compensation Plan has a total of 5,000,000 authorized and had a balance of 4,400,000 shares remaining in the plan as of September 30, 2013. The AudioEye, Inc. 2013 Incentive Compensation Plan was adopted by the Company’s board of directors on August 20, 2013 and approved by the Company’s stockholders thereafter.

The Company issued 400,000 options on May 10, 2013, which vest 50% on grant date and 12.5% every 90 days thereafter, have an exercise price of $1.00 per share, and expire on May 9, 2016. On July 29, 2013, the Company issued 350,000 options, which vest 50% on July 29, 2014 and 50% on July 29, 2015, have an exercise price of $0.35 and expire on July 29, 2018. On August 20, 2013, the Company issued 300,000 options which vest 50% in February 2014 and 50% in August 2014, have an exercise price of $0.40 to $0.50 and expire on August 20, 2018. On August 20, 2013, the Company issued 100,000 options which vest 50% immediately and 12.5% every 90 days thereafter, have an exercise price of $0.50 and expire on August 20, 2016. On August 20, 2013, the Company issued 600,000 options which vest 50% immediately and 12.5% every 90 days thereafter, have an exercise price of $0.50 and expire on August 20, 2018.

Below is a table sumarizing the Company’s outstanding options as of December 31, 2012 and September 30, 2013:

	Number of shares	Wtd. Avg.	Wtd. Avg.	Intrinsic
	Shares	Exercise Price	Remaining Term	Value
Outstanding at December 31, 2012	2,820,000	0.25	5.00	211,500

Granted	1,750,000	0.58	—	—

Exercised	142,500	0.25	—	—

Outstanding at September 30, 2013	4,427,500	0.38	4.23	177,323

The 1,750,000 options granted for the nine months ended September 30, 2013 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation included expected term between 1.42 — 3.25 years, expected volatility of 100%, risk free rate between 0.82% - 1.57%, and expected dividend yield of 0%. The grant date fair value of the options were determined to be $439,748.

For the nine months ending September 30, 2013, the Company has incurred options based expense of $458,765.

NOTE 8: WARRANTS

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

On May 10, 2013, the Company’s board of directors approved the issuance of a warrant to a third party to purchase up to 41,872 shares of Company common stock in settlement of accounts payable. The warrant expires on May 7, 2018, has a strike price of $1.22 per share, and was vested upon grant. The warrant was valued at $51,000, which is the same amount as the accounts payable forgiven.

On June 30, 2013, the Company’s board of directors approved the issuance of warrants to James Crawford, Nathaniel Bradley and Sean Bradley to purchase up to 38,333, 32,500 and 28,333, respectively, shares of Company common stock in consideration for the release of an aggregate of $38,333 due to the issuees. The warrants have an issuance date of June 30, 2013, expire on June 30, 2016, have a strike price of $0.50 per share, and were vested upon grant. The warrants to purchase up to 99,166 an aggregate of shares of common stock were valued at $38,333, which is the same amount as the related party payables forgiven.

In the nine months ended September 30, 2013, pursuant to a private placement (the “Private Placement”), the Company sold 1,092,000 units to a group of accredited investors, with each unit consisting of one share of the Company’s common stock and and a three-year warrant to purchase one share of the Company’s common stock.  The warrants included in the units have an exercise price of $0.50 per share. The purchase price of each unit was $0.50. As of September 30, 2013, 1,092,000 shares of the Company’s common stock were issued and warrants to purchase up to a total of 1,092,000 shares of the Company’s common stock were to be issued in connection with the Private Placement. These warrants will not be issued until the final closing of the Private Placement.

On July 29, 2013, the Company’s board of directors approved the issuance of warrants to two entities to purchase up to 250,000, in aggregate, shares of Company common stock as a part of two service contracts. The warrants have an issuance date of July 29, 2013, expire on July 29, 2018, have a strike price of $0.50 - $0.60 per share, and were vested upon grant. The warrants to purchase up to 250,000 an aggregate of shares of common stock were valued at $59,254.

On August 3, 2013, the Company issued a warrant to purchase up to 20,000 shares of Company common stock to the issuer of the $150,000 note detailed in Note 4. The warrant has an issue date of August 3, 2013, expires on August 3, 2018, has a strike price of $0.50, and was vested upon grant. The warrant was valued at $6,930 and recorded as a debt discount to the note.

On September 30, 2013, the Company’s board of directors approved the issuance of warrants to James Crawford, Nathaniel Bradley, Sean Bradley and Ted O’Donnell to purchase up to 95,394, 103,128, 67,033, and 28,360, respectively, shares of Company common stock in consideration for the release of an aggregate of $71,250 due to the issuees. The warrants have an issuance date of September 30, 2013, expire on September 30, 2016, have a strike price of $0.39 per share, and were vested upon grant. The warrants to purchase up to 293,915 an aggregate of shares of common stock were valued at $71,250, which is the same amount as the related party payables forgiven.

Below is a table sumarizing the Company’s outstanding warrants as of December 31, 2012 and September 30, 2013:

	Number of	Wtd Avg.	Wtd Avg.	Intrinsic
	Shares	Exercise Price	Remaining Term	Value
Outstanding at December 31, 2012	—	—	—	—

Granted	4,357,625	0.29	—	—

Outstanding at September 30, 2013	4,357,625	0.29	4.36	—

The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.5 to 5.0 years, expected volatility of 100% to 250%, risk free interest rate of 0.82% to 1.40%, and expected dividend yield of 0%.

For the nine months ending September 30, 2013, the Company has incurred warrants based expense of $59,254.

NOTE 9: PERFORMANCE SHARE UNITS

On August 7, 2013, the Company entered into Performance Share Unit Agreements under the AudioEye, Inc. 2012 Incentive Compensation Plan with Nathaniel Bradley, Sean Bradley and James Crawford:

•                  Nathaniel Bradley. Mr. Bradley was granted an award of up to an aggregate of 200,000 Performance Share Units (“PSUs”), subject to increase of up to a total of 400,000 PSUs over a three-year period.  Each PSU represents the right to receive one share of the Company’s common stock.  The number of PSUs for a performance period will be determined by the level of achievement of performance goals in accordance with the terms and provisions of the Performance Share Unit Agreement.

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

The Company estimates that 100% of the PSUs or 1,000,000 incentive shares will be issued. The closing stock price on the date of the agreements on August 7, 2013 was $0.45. Total PSUs expense of $450,000 will be amortized over the performance period from grant through March 31, 2016.

For the nine months ending September 30, 2013, the Company has incurred performance share unit based expense of $75,000.

NOTE 10: ACQUISITION OF AUDIOEYE, INC. BY AUDIOEYE ACQUISITION CORPORATION

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

NOTE 11: MERGER OF AUDIOEYE, INC. AND AUDIOEYE ACQUISITION CORPORATION

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

NOTE 12: INTANGIBLE ASSETS

Prior to September 30, 2013, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Prior to any impairment adjustment, intangible assets consisted of the following:

	September 30,	December 31,
	2013	2012

Patents	$3,563,541	$3,553,651
Accumulated Amortization	(401,768)	(135,030)
Intangible Assets, Net	$3,161,773	$3,418,621

Amortization expense totaled $266,738 and $55,288 for the nine months ended September 30, 2013 and 2012, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, the terms “we,” “us,” “our” and similar references refer to AudioEye, Inc. and our wholly-owned subsidiary, unless otherwise indicated.

The following discussion should be read in conjunction with our consolidated unaudited financial statements and the related notes for the three and nine months ended September 30, 2013 and 2012 that appear in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report.

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

We generate revenues through the sale our software as a service (SaaS) technology platform called the Audio Internet™ to Internet and mobile publishers, developers, owners and operators. Our solutions and services enable users of AudioEye-enabled customers’ website or mobile environments to transact, communicate and engage with products, brands and content using our patented interactive voice technologies.

We are focused on creating voice driven technologies that will improve the mobility, usability and accessibility of all Internet and mobile content. We believe that our value propositions to our web publishing customers in a wide range of industries and applications include the following:

•                  Accessibility — We help our customers comply with accesibility laws. We help increase website traffic and effectiveness.

•                  Mobility — Our solution enables eyes and hands-free mobile technology interaction. We aim to improve mobile technology interaction beyond where other voice-driven technologies leave off.

•                  Usability — Narration, comprehension and usage all add value to websites and increase audience.

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

Intellectual Property

Our intellectual property is primarily comprised of trade secrets, trademarks, issued and pending patents, copyrights and technological innovation. We have a patent portfolio comprised of five patents issued in the United States, we have received a notice of allowance from the U.S. Patent and Trademark Office for a sixth patent, and we have several additional patents that are either pending or are being prepared for filing in the United States and internationally.

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

Our patented invention relates to a server-side method and apparatus that enables users to audibly navigate websites and hear high-quality streaming audio narration and descriptions of websites.  This patented invention involves creating an audible website corresponding to an original website by utilizing voice talent and automated conversion methods to read and describe web content and create audio files for each section within an original website, and then assigning a hierarchy and navigation system based on the original website design.  To implement the system, a program is installed on the home page of an original website which plays a tone upon a user’s visit indicating that the website is accessible with our proprietary technology.  Upon hearing the tone, a user presses a key on the keyboard to exit the original website and enter the audible website.  Audible narration is played through the user’s computer, reading text and describing non-text information, such as images.  The narration includes menus for navigating the site which have a hierarchy substantially similar to that of the original website.  Users navigate the website menus and move from webpage to webpage by making keystroke or audible commands.

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

Since the solution is network-based, users can seamlessly utilize our software across all their potential Internet points of entry — school, home, office, library or mobile device.  We believe that this is a major advantage over local devices and provides portability while removing technical boundaries.  The solution is triggered by clicking on a hyperlink on a web page, or automatically upon accessing an AudioEye-enabled site.  Our navigation player will launch and allow users to listen to the page or web site so that anyone, regardless of vision, age or computer skill level, can experience the Audio Internet.

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

Our strategy is to establish our company as the leading provider of audio technologies with revenues derived through technology licensing, platform software as a service (SaaS) product sales, technology support services, and a comprehensive technology enforcement strategy.  Key operational objectives currently include:

•                  Implementing a technology-licensing program to commercialize our intellectual property, including our patented technology.

•                  Developing revenues from licensing royalties from organizations that utilize our patented technology and systems, to include potentially taking equity in or entering into joint ventures with such organizations.

•                  Leveraging our existing technology to develop a suite of products and services that can be sold directly to governments and corporate enterprises.

We have licensed our technology through a limited field of use license exclusively in the mobile couponing space to Internet start-up Couponicate, Inc., a technology company focused in the area of digital coupons and consumer retail.  In exchange for the license, we retain a 19.5% ownership of Couponicate and have established a revenue stream in the form of royalties to be paid by Couponicate on all future revenues generated from the use of our inventions.

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

License and Service Offerings

We plan to offer a diversified portfolio of license and service offerings focused on securing our technology within devices and over the Internet — broken into four broad business categories:

•                  Communications Technology Platform — Offered as Internet Cloud Software as a Service (SaaS)

•                  Audio Internet™

•                  AudioEye™ Mobile

•                  AudioEye™ Advertising

•                  Technology Licensing — Offered on an Equity and/or Royalty Licensing Basis

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

•                  Establishing Enforcement and Licensing Protocols to Combat Infringement

•                  Pricing Models/Early Adopter License Strategy

•                  Mobile Device Manufacturers

•                  Mobile Marketing Providers

•                  Other Device and Hardware Manufacturers

•                  Support and Interactive Services

•                  Support Infrastructure for SaaS Model — Operated as a Revenue Center

•                  Customized Software and Development — Operated as a Revenue Center

•                  Sales and Commercialization Support for all Divisions.

Customers

Our potential customer base includes a broad range of private and public sector customers including but not limited to:

•                  Corporate Publishers

•                  Consumer Websites

•                  Federal, State and Local Governments and Agencies

•                  Mobile Advertisers

Result of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).  The discussion of the results of our operations compares the three and nine months ended September 30, 2013 with the three and nine months ended September 30, 2012, and is not necessarily indicative of the results which may be expected for any subsequent period. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended September 30, 2013 and September 30, 2012

Revenue

For the three months ended September 30, 2013 and 2012, revenue in the amount of $344,414 and $222,459, respectively, consisted primarily of software development, website design and maintenance. Revenues increased due to increased demand for our services. Additionally, for the three months ended September 30, 2013 and 2012, revenue from related parties in the amount of $37,125 and $750, respectively, consisted primarily of software development, website design and maintenance.

Cost of Sales

For the three months ended September 30, 2013 and 2012, cost of sales in the amount of $130,771 and $66,895, respectively, consisted primarily of sub-contracting to outside sources, direct labor and direct technology costs. Cost of sales decreased due to a reduction of sub-contracting costs and efficient implementation of our products.

Gross Profit

The increase in revenue and decrease in sub-contracting and direct labor resulted in a gross profit of $250,768 and $156,314 for the three months ended September 30, 2013 and 2012, respectively. Gross profit increased as a result of increasing sales combined with a reduction in sub-contracting costs and efficient implementation of our products.

Selling and Marketing

The selling and marketing expenses were $117,893 and $0 for the three months ended September 30, 2013 and 2012.  The increase results from the establishment of dedicated resources to actively sell and market our products and services.

General and Administrative

General and administrative expenses were $549,433 and $405,482 for the three months ended September 30, 2013 and 2012, respectively. General and administrative expenses increased as a result of additional headcount and the associated wages and benefit charges.

Amortization and Depreciation

Amortization and Depreciation expenses were $429,485 and $56,112 for the three months ended September 30, 2013 and 2012, respectively. The increase in expense was primarily related to a substantial increase in intellectual property amortization and amortization of options, warrants and stock based grants.

Other Income/Expenses

Other income and expenses were expenses of $24,767 and $9,863 for the three months ended September 30, 2013 and 2012, respectively. The resulting change to expense was the result of unrealized losses from marketable equity securities and interest.

Comparative for the Nine Months ended September 30, 2013 and September 30, 2012

Revenue

For the nine months ended September 30, 2013 and 2012, revenue in the amount of $748,693 and $276,587, respectively, consisted primarily of software development, website design and maintenance. Revenues increased due to increased demand for our services. Additionally, for the nine months ended September 30, 2013 and 2012, revenue from related parties in the amount of $57,375 and $2,250, respectively, consisted primarily of software development, website design and maintenance.

Cost of Sales

For the nine months ended September 30, 2013 and 2012, cost of sales in the amount of $226,561 and $219,926, respectively, consisted primarily of sub-contracting to outside sources, direct labor and direct technology costs. Cost of sales decreased due to a marginal reduction of implementation expenses.

Gross Profit

The increase in revenue and decrease in sub-contracting and direct labor resulted in a gross profit of $579,507 and $58,911 for the nine months ended September 30, 2013 and 2012, respectively. Gross profit increased as a result of increasing sales combined with a reduction in sub-contracting costs and efficient implementation of our products.

Selling and Marketing Expenses

The selling and marketing expenses were $167,509 and $0 for the nine months ended September 30, 2013 and 2012.  The increase is the result of the establishment of dedicated resources to actively sell and market our products and services.

General and Administrative Expenses

General and administrative expenses were $1,287,693 and $731,515 for the nine months ended September 30, 2013 and 2012, respectively. General and administrative expenses increased as a result of additional headcount and the associated wages and benefit charges.

Amortization and Depreciation

Amortization and Depreciation expenses were $862,168 and $57,760 for the nine months ended September 30, 2013 and 2012, respectively. The increase in expense was primarily related to a substantial increase in intellectual property amortization and amortization of options, warrants and stock based grants.

Other Income/Expenses

Other income and expenses were expenses of $58,933 and $12,000 for the nine months ended September 30, 2013 and 2012, respectively. The resulting change to expense was the result of unrealized losses from marketable equity securities and interest.

Liquidity and Capital Resources

Working Capital

	At September 30,	At December 31,
	2013	2012
Current Assets	$294,210	$74,091
Current Liabilities	688,452	2,849,307
Working Capital (Deficit)	$(394,242)	$(2,775,216)

The working capital deficit for the nine months ended September 30, 2013 was $394,242, a decrease of $2,380,974. The decrease in deficit was primarily due to decreases in the current portion of related party payables, and notes and loans payable.

Cash Flows

	For the nine months ended
	September 30,
	2013	2012

Net Cash (Used in) Operating Activities	$(676,419)	$(297,199)
Net Cash (Used in) Investing Activities	(9,890)	(1,768)
Net Cash Provided by Financing Activities	748,034	349,700
Increase (Decrease) in Cash	$61,725	$50,733

We had cash in the amount of $73,435 and $11,710 as of September 30, 2013 and December 31, 2012, respectively.

In the quarter ended June 30, 2013, pursuant to a private placement, we sold 1,092,000 units, consisting of common stock and warrants, for gross aggregate proceeds of $496,000 and $50,000 of accounts payable was forgiven.

In the quarter ended September 30, 2013, the Company issued related party notes of $75,000 and a note with a face amount of $150,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.  Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

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

In the quarter ended June 30, 2013, pursuant to a private placement, we sold to a group of accredited investors 1,092,000 units for gross aggregate proceeds of $496,000 and $50,000 of accounts payable that was forgiven. Each unit consists of one share of our common stock and a three-year warrant to purchase one share of our common stock.  The warrants included in the units have an exercise price of $0.50 per share. The purchase price of each unit was $0.50. On August 8, 2013, we issued a total of 1,092,000 shares of our common stock in connection with the private placement subscriptions received through June 30, 2013. As of September 30, 2013, warrants to purchase up to a total of 1,092,000 shares of our common stock were to be issued in connection with the sale of units through the private placement. These warrants will not be issued until the final closing of the private placement.

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

*          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of November 2013.

AUDIOEYE, INC.

By:	/s/ Nathaniel Bradley
Nathaniel Bradley
Chief Executive Officer and President

By:	/s/ Edward O’Donnell
Edward O’Donnell
Chief Financial Officer