Form 10-K
period 2013-12-31
AUDIOEYE INC
filed 2014-03-31
CIK 1362190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-177463

AudioEye, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2939845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5210 E. Williams Circle, 5th Floor, Suite 500, Tucson, Arizona	85711
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 866-331-5324

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of June 30, 2013 was $6,899,207.

As of March 31, 2014, 55,350,342 shares of the registrant’s common stock were issued and outstanding.

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

We generate revenues through the sale our software as a service (SaaS) technology platform called the Audio Internet® to Internet and mobile publishers, developers, owners and operators. Our solutions and services enable users of AudioEye-enabled customers’ website or mobile environments to transact, communicate and engage with products, brands and content using our patented interactive voice technologies.

We are focused on creating voice driven technologies that will improve the mobility, usability and accessibility of all Internet and mobile content. We believe that our value propositions to our web publishing customers in a wide range of industries and applications include the following:

•                                          Accessibility — We help our customers comply with accessibility laws. We help increase website traffic and effectiveness. Even low of hearing and deaf users can use our Audio Internet platform’s tools that can be tailored for individual needs. Our tools aim to be anonymous, HIPPA compliant and, for the end user, completely free.

•                                          Mobility — Our solution enables eyes and hands-free mobile technology interaction. We aim to improve mobile technology interaction beyond where other voice-driven technologies leave off. Gamification, e-commerce and e-learning are facilitated by the mobility of AudioEye’s technology.

•                                          Usability — Narration, comprehension and usage all add value to websites and increase audience. Data converted by AudioEye’s technology becomes more usable and emotion is added.

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

Our technology platform, when connected to voice recognition and artificial intelligence engines, can provide for a fully Audio Internet® experience complete with voice navigation and voice-driven transactions.

Our technology development was initiated at the University of Arizona Science & Technology Park in Tucson, Arizona. In 2006, we received technology development venture funding from the Maryland Technology Development Corporation (TEDCO), which contributed to the development of our platform strategy. TEDCO was created by the Maryland State Legislature in 1998 to facilitate the transfer and commercialization of technology from Maryland’s research universities and federal labs into the marketplace and to assist in the creation and growth of technology-based businesses in all regions of the State of Maryland, where we formerly had a technology development and administration office. Beginning in 2009 and continuing to the present, we have been involved in a multi-year technology development program with the Eller College of Management’s Department of Management Information Systems at the University of Arizona. In connection with our proprietary technology, our company has been issued a number of U.S. patents in two distinct patent families.

Our patented voice infrastructure technology was a 2013 Edison Gold Award winner for innovation in the category of “Quality of Life.”

Intellectual Property

Our intellectual property is primarily comprised of trade secrets, trademarks, issued and pending patents, copyrights and technological innovation. We have a patent portfolio comprised of six patents issued in the United States, we have received a notice of allowance from the U.S. Patent and Trademark Office for a seventh patent, and we have several additional patents that are either pending or are being prepared for filing in the United States and internationally.

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

Conventional solutions have been developed to help visually impaired users use websites, but these systems often require software and hardware to be installed on the user’s computer.  Many of these solutions simply use screen reading technology alone or in combination with print magnifying software applications.   Our management believes that these systems are costly, unwieldy and inconvenient.  Furthermore, because such technology is installed on the user’s computer, visually impaired users cannot effectively use conventional computer files anywhere except at their own computers.  As a consequence, websites and other computer files are often inaccessible to visually impaired users anywhere except at home.  Unfortunately, even at home, these systems still have drawbacks.  For one, only text is played back to the user while graphics, music and images are not.  Additionally, large files or those having multiple nesting layers turn the system into a giant automated voice response system, which is difficult to understand or navigate, and can be potentially frustrating to a user.

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

Our technology recognizes the possibility to operate the Internet as a spoken medium by cataloging each section of a website into an audio “filing cabinet.”  All the menu items and corresponding content on a given website can be easily converted to a series of audio files using web-based media creation software.  Site owners have the option of personalizing content by reading and recording specific sections via the human voice or relying on state-of-the-art computer generated voices.  Once all content is converted accordingly, all the individual audio files are woven together and connected by our Audio Internet® intuitive keystroke navigation system, allowing users to “Surf-By-Sound.”

Since the solution is network-based, users can seamlessly utilize our software across all their potential Internet points of entry — school, home, office, library or mobile device.  We believe that this is a major advantage over local devices and provides portability while removing technical boundaries.  The solution is triggered by clicking on a hyperlink on a web page, or automatically upon accessing an AudioEye-enabled site.  Our navigation player will launch and allow users to listen to the page or web site so that anyone, regardless of vision, age or computer skill level, can experience the Audio Internet®.

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

Our business model is built on the commercialization of our intellectual property through multiple avenues and business channels:

•                                          Generate revenue through the sale of services and products to corporate publishers.

•                                          Generate revenue from the sale of services and products to consumer websites.

•                                          Generate revenue from the sale of services and products to federal, state and local governments.

•                                          Generate revenue from the sales of AudioEye Advertising technology.

•                                          Generate revenue from technology licenses and royalties of our intellectual property.

Our strategy is to establish our company as the leading provider of audio technologies with revenues derived through technology licensing, platform software as a service (SaaS) product sales, technology support services and a comprehensive technology enforcement strategy.  Key operational objectives currently include:

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

License and Service Offerings

We plan to offer a diversified portfolio of license and service offerings focused on securing our technology within devices and over the Internet — broken into four broad business categories:

•                                          Communications Technology Platform — Offered as Internet Cloud Software as a Service (SaaS)

•                                          Audio Internet®

•                                          AudioEye® Mobile

•                                          AudioEye® Advertising

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

•                                          Pricing Models / Early Adopter License Strategy

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

Our potential customer base includes a broad range of private and public sector customers including but not limited to:

•                                          Corporate Publishers

•                                          Consumer Websites

•                                          Federal, State and Local Governments and Agencies

•                                          Mobile Advertisers

If we are unable to establish, maintain or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate and our growth may be limited. Two major customers generated 81%, or 22% and 59%, respectively, of total sales for the year ended December 31, 2012. For the year ended December 31, 2013, two customers generated 81% of total sales, or 10% and 71%, respectively.

Patent Enforcement and Licensing

Our patent portfolio provides ownership of claims within the field of Internet-based and device-embedded audio navigation technologies.  We plan to license the exclusive ability to provide these products in the United States in a broad array of industry and product verticals. These potential licensee organizations include but are not limited to the following:

•                                          Mobile Device Manufacturers

•                                          Mobile Device Software Providers

•                                          Mobile Device Operating System Providers

•                                          Mobile Marketing Operations

•                                          Mobile Internet Access Providers

•                                          Internet Device Manufacturers

•                                          Satellite, GPS and Automotive Device Manufacturers

•                                          Internet Browser Providers

•                                          Internet Media Service Providers

•                                          Internet Content Publishers

•                                          Internet Media Publishers

•                                          Internet Service Providers

•                                          Internet Search Providers

•                                          Internet E-commerce Providers

•                                          Internet Marketing Operations

•                                          Internet Accessibility Services Providers

•                                          U.S. Federal Government Internet Operations

•                                          U.S. State Governments Internet Operations

•                                          U.S. Departments, Bureaus, Agencies and Territories Internet Operations

•                                          Native American Business Operations

•                                          Native American Governments

•                                          Content Delivery Networks (CDN)

•                                          Foreign Governments

•                                          Appliance Manufacturers

•                                          Healthcare Products Manufacturers

•                                          Prescription Medication Pharmacy Operations

•                                          Pharmaceutical Companies

•                                          “How To” Operations

•                                          User Manual Publishers

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

Progression of Equity, Royalty and Service Contract Licensing Model

We have developed, along with the Eller College of Management’s Department of Management Information Systems at the University of Arizona, a technology and vertical sales strategy targeted at post-secondary educational institutions. The business opportunity is focused on marketing our solutions and technology to approximately 10,000 higher education organizations in the United States.  We have completed a trial implementation of the technology and are developing a joint venture with the Management Information Systems department, which is expected to commence in 2014.

We have licensed our technology through a limited field of use license exclusively in the mobile couponing space to Internet start-up Couponicate, Inc. In exchange for the license, we retain a 19.5% ownership of Couponicate and have established a revenue stream in the form of royalties to be paid by Couponicate on all future revenues generated from the use of our inventions.  As of December 31, 2013, Couponicate has no assets, liabilities or operations.

Government Market

The patent portfolio owned by us and our Internet software platform enable mobility, usability and accessibility, and are primarily marketed through marketing partnerships, resellers and licensed operations.  This strategy enables us to address all of the broad markets covered by our technology and allows for a depth and market penetration that we could never approach on our own.

Our management believes that a fertile market exists within the U.S. government, which we can pursue and develop directly. Further, our management believes that this direct connection with the government market will allow us to improve reseller and partner-based channel support services in a more efficient manner.  We believe this tactic provides our management the ability to better anticipate the needs of and respond to our reseller network and partners with improvements and innovations in our products and services.

Our management believes that the government market imposes certain barriers to entry to new potential entrants. However, our management believes that the potential for recurring revenue generation, the data value appreciation that occurs over time, and low turnover upon establishment of government business all contribute to ideal long term conditions that make this a good market for us to conduct direct sales.

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

Marketing and Sales

The federal government boasts nearly 2,000 top-level .gov domains and 24,000 websites of varying purpose, design, navigation, usability and accessibility.  Including the 50 states and all local government websites, there are over 600,000 government websites in the United States.

The UK research company Netcraft released their April 2013 survey and concluded there are 187 million active websites in the world today.

We employ a partner-oriented marketing strategy for our technology licenses and software offerings.  Our marketing strategy to be focused primarily on value added resellers, partners and licensed operations.  We directly market our Audio Internet® SaaS platform to U.S. government customers.

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

Patent and Trademark Rights

We have a portfolio comprised of six patents in the United States, we have received a notice of allowance from the U.S. Patent and Trademark Office for a seventh patent, and we have several additional patents that are either pending or are being prepared for filing in the United States and internationally.  Our portfolio includes a number of patents that describe unique systems and methods for navigating devices and Internet content, as well as publication and automated solutions that connect to any content management system, and can deliver a mobile, usable, and accessible user experience to any consumer device.  Our software and technology solutions also have direct sales potential that can be expanded but are currently focused on the U.S. government market.  We have extensive indirect sales channels developed through a network of value added resellers, partners and licensed operations that make up the majority of the projected sales volume.

The following is a list of our patents, both issued and pending.  The patents have been extended and cover a period from 2002 through 2026.

No.	I.D.	Status	Title
1	US7966184	Issued	System and method for audible website navigation
2	US7653544	Issued	Method and apparatus for website navigation by the visually impaired
3	US8260616	Issued	System and method for audio content generation
4	US8046229	Issued	Method and apparatus for website navigation by the visually impaired
5	US8296150	Issued	System and method for audio content navigation
6	US8589169	Issued	System and method for creating audio files
7	13/483758	Notice of Allowance	System and method for generating audio content
8	13/280184	Pending	System and method for audio content management
9	14/055366	Pending	System and method for communicating audio files

We have also registered the following trademarks with the U.S. Patent and Trademark Office:

•                                          AUDIO INTERNET U.S. Trademark Application Serial No. 85/396,756

•                                          AUDIOEYE U.S. Trademark Application Serial No. 85/676,991

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

Competitive Strengths

Our management believes the following competitive strengths will enable our success in the marketplace:

•                                          Unique patented technology.  We are focused on developing innovations in the field of networked and device-embedded audio technology.  Our first patent family entitled “Method and Apparatus for Website Navigation by the Visually Impaired” U.S. patent #7,653,544 filed in 2003 and issued on January 29, 2010 provides technology claims that cover audio content navigation.  Our second family of patents is entitled “System and Method for Audible Web Site Navigation.”  Our key foundational patent, U.S. patent #7,966,184 filed in 2007 and issued on June 23, 2011, includes additional mobile smartphone navigation and audio publishing capabilities. We have filed continuations within both patent families keeping both open for the filing of continuations and continuations in part.  We own a unique patent portfolio comprised of six issued patents in the United States, we have received a notice of allowance from the U.S. Patent and Trademark Office for a seventh patent, and have additional U.S. patents pending.  Our portfolio includes patents and pending patent applications in the United States with over 60 issued claims that encompass Internet and mobile markets that support our business and technology licensing process,

•                                          Licensing business model.  We are pursuing agreements under which we will license our technology within key identified vertical end-markets including but not limited to the U.S. government, mobile carrier, higher education, digital couponing, content delivery networks, marketing organizations, e-learning organizations, e-commerce operations, device manufactures, internet technology and communications.

•                                          Highly experienced inventors, technologists and product development team.  Our team is comprised of experienced software, e-commerce, mobile marketing and Internet broadcasting developers and technologists that have worked together for over fifteen years.  During their careers, this team has developed several technologies programs for Fortune 500 organizations; federal, state and local governments in the United States; and several leading organizations in a wide range of end-markets.

Employees

As of March 26, 2014, we had 18 full-time employees.  None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good.

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

On June 22, 2011, CMGO entered into a Master Agreement with AEAC pursuant to which: (i) the stockholders of AEAC would acquire from the CMGO 80% of our capital stock (the “Separation”) and (ii) CMGO would distribute to its stockholders, in the form of a dividend, 5% of our capital stock (the “Spin-

off”).  Pursuant to the Master Agreement, AEAC was required to arrange for the release of senior secured notes (the “Senior Notes”) issued by CMGO in an aggregate principal amount of $1,025,000, which CMGO had been unable to service.  On August 17, 2012, we, CMGO and AEAC completed the Separation.  In connection with the Separation, AEAC arranged for the release of CMGO under the Senior Notes by payment to the holders thereof of $700,000, the delivery of a secured promissory note in the principal amount of $425,000 and the issuance of 1,500,000 shares of the common stock of AEAC.  On February 6, 2013, the note was paid in full.  On January 29, 2013, the Securities and Exchange Commission declared effective our registration statement on Form S-1 with respect to 1,500,259 shares of our common stock to be issued in the Spin-off. On February 22, 2013, CMGO completed the Spin-off.

In connection with the Separation, we entered into a Royalty Agreement with CMGO. Pursuant to the Royalty Agreement, for a period of five years, we would pay to CMGO 10% of cash received from income earned or settlements on judgments directly resulting from our patent enforcement and licensing strategy, whether received by us on any of our affiliates, net in either case of any direct costs or tax implications incurred in pursuit of such strategy as they relate to the patents described in the Master Agreement.  Additionally, we entered into a Services Agreement with CMGO whereby, without duplication to the amounts payable under the Royalty Agreement, for a period of 5 years, CMGO will receive a commission of 7.5% of all revenues received by us after the Separation from all business, clients or other sources of revenue procured by CMGO or its employees, officers or subsidiaries and directed to us and 10% of net revenues obtained from a specified customer.

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

On November 12, 2013, we and CMGO terminated the Royalty Agreement.

On December 30, 2013, we completed the repurchase of 2,184,583 shares of our common stock owned by CMGO which shares were transferred to us in January, 2014 and retired to treasury.  In connection, with the repurchase, we paid CMGO $573,022 and forgave a $50,000 payable from an affiliate of CMGO.

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

Item 1A. Risk Factors

In addition to the other information included in this Annual Report, the following factors should be carefully considered in evaluating our business, financial position and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial position or future prospects. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we have projected.  Investing in our common stock is highly speculative and involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock.  There may be additional risks that we do not presently know or that we currently believe are immaterial which could also materially adversely affect our business, financial position or future prospects.  As a result, the trading price of our stock could decline, and you might lose all or part of your investment. Our business, financial condition and operating results, or the value of any investment you make in the stock of our company, or both, could be adversely affected by any of the factors listed and described below.

Risks Relating to Our Business and Industry

We have a history of generating significant losses and may not be able to achieve and sustain profitability.

To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis.  We incurred net losses of $2,882,626 for the year ended December 31, 2013.  As of December 31, 2013, we have an accumulated deficit of $7,279,473 and working capital of $1,665,751.  If we continue to experience losses, we may not be able to continue our operations, and investors may lose their entire investment.

Our future development requires substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, which would prevent us from fully developing our business and generating revenues.

As of December 31, 2013, our cash available was $1,847,004.  Our business is capital intensive and we anticipate that we will need to raise significant amounts of capital to meet our funding requirements.  We expect our capital outlays to increase substantially over at least the next several years as we implement our business plan.  We expect that we will need to raise substantial additional capital, through future private or public equity offerings, strategic alliances or debt financing.  Our future capital requirements will depend on many factors, including:  market conditions, sales force cost, cost of litigation in enforcing our patents, and information technology (IT) development and acquisition costs.

We do not currently have any commitments for future external funding. Additional financing may not be available on favorable terms, or at all.  Even if we succeed in selling additional securities to raise funds, at such time, the ownership percentage of our existing stockholders would be diluted, and new investors may demand rights, preferences or privileges senior to those of existing stockholders.  If we raise additional capital through debt financing, the financing may involve covenants that restrict our business activities.  If we are not able to obtain financing when needed, we may be unable to carry out our business plan.

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

Investors in our common stock must rely upon the ability, expertise, judgment and discretion of our management and the success of our technical team in exploiting our technology.  Our performance and success are dependent, in part, upon key members of our management and technical team, including Nathaniel Bradley, Chief Executive Officer and President, Paul Arena, Executive Chairman/Chairman of the Board, Sean Bradley, Chief Technical Officer, and James Crawford, Chief Operating Officer. The departure of such key persons could be detrimental to our future success. Members of our management hold a significant percentage of our common stock.  We cannot assure you that our management will remain in place.  The loss of any of our management and technical team members could have a material adverse effect on our results of operations and financial condition, as well as on the market price of our common stock.

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

Our operations are subject to all of the risks inherent in the establishment of a new business enterprise with a limited operating history. The likelihood of our success must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of a new business. Unanticipated events may occur that could affect the actual results achieved during the forecast periods. Consequently, the actual results of operations during the forecast periods will vary from the forecasts, and such variations may be material. In addition, the degree of uncertainty increases with each successive year presented. We cannot assure you that we will succeed in the anticipated operation of our business plan. If our business plan proves to be unsuccessful, our business may fail and you may lose your entire investment.

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

Regardless of whether these or any future claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs, could jeopardize or substantially delay a successful outcome in any future litigation, and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. In addition to challenges against our existing patents, any of the following could also reduce the value of our intellectual property now, or in the future:

•                                          our applications for patents, trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;

•                                          issued trademarks, copyrights or patents may not provide us with any competitive advantages;

•                                          our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or

•                                          our efforts may not prevent the development and design by others of products or technologies similar to, competitive with, or superior to those that we develop.

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

In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving.  Because of the growth of the Internet and Internet-related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights.

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

In order to capitalize on our patent portfolio, our business strategy calls for us to enter into licensing relationships with leading companies in our target markets in order to reach a larger end-user base than we could reach through direct sales and marketing efforts. Although we may enter into certain license agreements, we cannot assure you that we will be able to continue to capitalize on our patent portfolio or any potential market opportunity in the foreseeable future. Our inability to generate licensing revenues associated with the potential market opportunities could result from a number of factors, including, but not limited to:

•                                          we may not be successful in entering into licensing relationships with our targeted customers on commercially acceptable terms; and

•                                          challenges to the validity of certain of our patents that underlie the licensing opportunities.

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

We expect competition for our products and services to be intense. We expect to compete directly against other companies offering similar products and services that will compete directly with our proposed products and services.  We also expect that we will compete against established vendors in our markets.  These companies may incorporate other competitive technologies into their product offerings, whether developed internally or by third parties.  For the foreseeable future, substantially all of our competitors are likely to be larger, better-financed companies that may develop products superior to our current and proposed products, which could create significant competitive advantages for those companies.  Our future success depends on our ability to compete effectively with our competitors.  As a result, we may have difficulty competing with larger, established competitors.  Generally, these competitors have:

•                                          substantially greater financial, technical and marketing resources;

•                                          a larger customer base;

•                                          better name recognition; and

•                                          more expansive product offerings.

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

The Internet may ultimately prove not to be a viable commercial marketplace for such applications for a number of reasons, including:

•                                          unwillingness of consumers to shift to and use other such next-generation Internet-based audio applications;

•                                          refusal to purchase our products and services;

•                                          perception by the licensees with respect to product and service quality and performance;

•                                          limitations on access and ease of use;

•                                          congestion leading to delayed or extended response times;

•                                          inadequate development of Internet infrastructure to keep pace with increased levels of use; and

•                                          increased government regulations.

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

We expect that our sales cycles will be long and unpredictable due to a number of uncertainties such as:

•                                          the need to educate potential customers about our patent rights and our product and service capabilities;

•                                          customers’ willingness to invest potentially substantial resources and infrastructures to take advantage of our products and services;

•                                          customers’ budgetary constraints;

•                                          the timing of customers’ budget cycles; and

•                                          delays caused by customers’ internal review processes.

We expect that we will be substantially dependent on a concentrated number of customers.

As of December 31, 2013, two major customers generated 80% of our revenue. If we are unable to establish, maintain, grow or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate and our growth may be limited.

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

In addition, if we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers, strategic alliances and market share.  Sudden changes in user and customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete.  The emerging nature of products and services in the technology and communications industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services.  Our survival and success will depend, in part, on our ability to:

•                                          design, develop, launch and/or license our planned products, services and technologies that address the increasingly sophisticated and varied needs of our prospective customers; and

•                                          respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

A number of factors may affect the market acceptance of our products or services or any other products or services we develop or acquire, including, among others:

•                                          the price of our products or services relative to other competitive products;

•                                          the perception by users of the effectiveness of our products and services;

•                                          our ability to fund our sales and marketing efforts; and

•                                          the effectiveness of our sales and marketing efforts.

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

Our products and services are highly technical and complex and, when deployed, may contain errors or defects.  Despite testing, some errors in our products and services may only be discovered after they have been installed and used by customers.  Any errors or defects discovered in our products and services after commercial release could result in failure to achieve market acceptance, loss of revenue or delay in revenue recognition, loss of customers, and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition.  In addition, we could face claims for product liability, tort or breach of warranty.  The performance of our products and services could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as on third-party applications and services that utilize our products and services, which could result in legal claims against us, harming our business.  Furthermore, we expect to provide implementation, consulting and other technical services in connection with the implementation and ongoing maintenance of our products and services, which typically involves working with sophisticated software, computing and communications systems.  We expect that our contracts with customers will contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld.  Defending a lawsuit, regardless of its merit, is costly and may divert our management’s attention and adversely affect the market’s perception of us and our products and services.  In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

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

The success of our product and service offerings will depend on the uninterrupted operation of various systems, secure data centers, and other computer and communication networks that we use or establish.  To the extent the number of users of networks utilizing our future products and services suddenly increases, the technology platform and hosting services which will be required to accommodate a higher volume of traffic may result in slower response times, service interruptions or delays or system failures.  The deployment of our products, services, systems and operations will also be vulnerable to damage or interruption from:

•                                          power loss, transmission cable cuts and other telecommunications failures;

•                                          damage or interruption caused by fire, earthquake and other natural disasters;

•                                          computer viruses or software defects; and

•                                          physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

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

We may need to significantly expand the scope of our operating and financial systems in order to build our business.  Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

•                                          the need for continued development of our financial and information management systems;

•                                          the need to manage relationships with future licensees, resellers, distributors and strategic partners;

•                                          the need to hire and retain skilled management, technical and other personnel necessary to support and manage our business; and

•                                          the need to train and manage our employee base.

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

Since April 25, 2013, our common shares are quoted on the OTCQB and OTC Bulletin Board services.  Since April 25, 2013, our stock price has been volatile and may continue to be so.  The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  As a result of this volatility, investors may not be able to sell their common stock.  The market price for our common stock may be influenced by many factors, including, but not limited to:

•                                          regulatory developments in the United States and any foreign countries where we may operate;

•                                          the recruitment or departure of key personnel;

•                                          quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

•                                          market conditions in the industries in which we compete and issuance of new or changed securities;

•                                          analysts’ reports or recommendations;

•                                          the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•                                          the inability to meet the financial estimates of analysts who follow our common stock;

•                                          the issuance of any additional securities by us;

•                                          investor perception of us and of the industry in which we compete; and

•                                          general economic, political and market conditions.

Trading on the OTCQB and OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common shares and make it difficult for our stockholders to resell their shares.

Since April 25, 2013, our common shares are quoted on the OTCQB and OTC Bulletin Board services. Trading in shares quoted on the OTCQB and OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of shares of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB and OTC Bulletin Board are not stock exchanges, and trading of securities on the OTCQB and OTC Bulletin Board are often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like NYSE MKT. Accordingly, stockholders may have difficulty reselling shares of our common stock.

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

Our stock is a penny stock; trading of shares of our common stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our shares.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the shares that are subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common shares.

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

We have registered the resale of a maximum of 26,286,836 shares of common stock.  The resale of such shares by the selling stockholders could depress the market price of our common stock.

We have registered the resale of a maximum of 26,286,836 shares of common stock under a registration statement, which was declared effective on February 11, 2014.  The sale of these shares into the public market by the selling stockholders could depress the market price of our common stock.

When we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.00001 par value and 10,000,000 preferred shares with a par value of $0.00001, of which 55,350,342 common shares were issued and outstanding as of March 26, 2014.  From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, as of March 26, 2014, we had warrants and options to purchase an aggregate of 24,720,149 shares of our common stock, the exercise of which would further increase the number of outstanding shares.  The issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders.

Sales of a substantial number of shares of our common stock into the public market may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. To the extent stockholders sell shares of common stock, the price of our common stock may decrease due to the additional shares of common stock in the market.

Any significant downward pressure on the price of our common stock as stockholders sell their shares could encourage short sales of our common stock. Any such short sales could place further downward pressure on the price of our common stock.

Risks Relating to Our Charter Documents and Capital Structure

We are close to being controlled by a small number of “insider” stockholders.

Our directors and executive officers currently beneficially own approximately 38.93% of our outstanding common stock. Accordingly, through their collective ownership of our outstanding common stock, if they act together, they will be close to control the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, will be close to determining the outcome of the election of all of our directors and determining corporate and stockholder action on other matters.

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

Failure to manage growth effectively could adversely affect our business, results of operations and financial condition.

The success of our future operating activities will depend upon our ability to expand our support system to meet the demands of our growing business. Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that we will be able to successfully operate acquired businesses, become profitable in the future, or effectively manage any other change.

The elimination of monetary liability against our directors, officers and employees under Delaware law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our by-laws contain specific provisions that eliminate the liability of our directors for monetary damages to our company and stockholders, and permit indemnification of our directors and officers to the extent provided by Delaware law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 5210 E. Williams Circle, Fifth Floor, Tucson, Arizona 85711, consisting of approximately 6,003 square feet as of January 24, 2014.  Our office is leased for an aggregate amount of $12,927 per month. Our total rent expense was approximately $38,388 and $30,165 under office leases for the years ended December 31, 2013 and 2012, respectively.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock started being listed on the OTCQB and the OTC Bulletin Board effective April 15, 2013 under the symbol “AEYE.”

The following table sets forth the high and low sale prices of our common stock on the OTC Bulletin Board for the periods indicated:

	High	Low
Quarter ended June 30, 2013	$1.40	$0.30
Quarter ended September 30, 2013	$0.53	$0.34
Quarter ended December 31, 2013	$0.51	$0.25

As of March 15, 2014, we had approximately 288 stockholders of record and a greater number of beneficial holders for whom shares are held in a “nominee” or “street” name.

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

During the period from June 17, 2013 to November 13, 2013, we sold an aggregate of 1,142,000 units to 16 accredited investors (who are part of the selling stockholders noted below) for gross proceeds of $571,000 in a private placement (the “First Private Placement”).   The units in the First Private Placement consisted of 1,142,000 shares of our common stock and warrants to purchase an additional 1,221,360 shares of common stock, which warrants include warrants to purchase 79,360 shares of our common stock issued to the placement agent in connection with their services.  The warrants in the First Private Placement are for a term of three years (four years for the warrants issued to the placement agent) and have an exercise price of $0.50 per share.  On December 23, 2013, we sold an aggregate of 10,835,002 units to 15 accredited investors (who are also part of the selling stockholders noted below) for gross proceeds of $3,250,500 and on January 30, 2014 we sold an additional 666,667 units for gross proceeds of $200,000 to two accredited investors (the “Second Private Placement”).  The units in the Second Private Placement consisted of 11,501,669 shares of our common stock and warrants to purchase an additional 12,421,807 shares of our common stock, which warrants include warrants to purchase 920,138 shares of our common stock issued to the placement agent in connection with their services.  The warrants in the Second Private Placement are for a term of five years and have an exercise price of $0.40 per share.  The warrants issued in the First Private Placement and Second Private Placement are referred to herein as the “Warrants.”  We have registered 26,286,836 shares of our common stock for resale by the selling stockholders, of which 12,643,669 shares are currently outstanding and were issued to the selling stockholders in the First Private Placement and the Second Private Placement.  The remaining 13,643,167 shares, which were registered represent the estimated maximum number of shares that may be issued to selling stockholders upon the exercise of the Warrants.

The offer and sale of the securities set forth above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Purchase of Equity Securities by the Registrant and Affiliated Purchasers

During the fourth quarter of 2013, we repurchased 232,201 and 1,952,382 common shares on November 25, 2013 and December 30, 2013, respectively.

Item 6. Selected Financial Data

We derived the selected financial data presented below for the periods or dates indicated from our financial statements. An independent registered public accounting firm audited our financial statements for these periods. You should read the data below in conjunction with our financial statements, related notes and other financial information appearing in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” These historical results are not necessarily indicative of results that may be expected for future periods.

	For the Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009

Revenue	1,449,660	279,062	125,521	328,397	452,986
Revenue from related parties	108,500	3,000	12,500	19,850	—
Total revenues	1,558,160	282,062	138,021	348,247	452,986
Cost of revenues	404,088	265,330	641,124	429,705	167,719
Gross profit	1,154,072	16,732	(503,103)	(81,458)	285,267
OPERATING EXPENSES:
Selling & marketing	301,280	—	—	—	—
Research and development	56,515	—	—	—	—
General and administrative	3,243,382	904,347	689,447	644,908	111,179
Patent impairment expense	—	—	147,908	—	—
Amortization and depreciation	359,414	149,179	153,461	—	—
Total operating expenses	3,960,591	1,053,526	990,816	644,908	111,179

Operating (loss)	(2,806,519)	(1,036,794)	(1,493,919)	(726,366)	174,088

OTHER INCOME (EXPENSE)
Realized gain (loss) on marketable securities	(19,500)	12,000	(3,000)	(78,000)	(201,000)
Loss attributable to non-controlling interest	—	—	—	14,701	—
Interest expense	(56,607)	(141,495)	(280,050)	(42,641)	(18,725)
Total other income (expense)	(76,107)	(129,495)	(283,050)	(105,940)	(219,725)

Net (loss)	(2,882,626)	(1,166,289)	(1,776,969)	(832,306)	(45,637)

Net (loss) per common share - basic and diluted	(0.07)	(0.04)	(0.06)	(0.33)	(0.02)

Weighted average common shares outstanding - basic and diluted	42,514,610	30,161,501	30,005,184	2,510,568	2,058,064

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Balance Sheet Data:
Cash and cash equivalents	1,847,004	11,710	32,156	3,611	6,056
Total assets	6,276,871	4,200,283	82,916	106,344	139,524
Current liabilities, net of deferred revenue	832,800	2,794,484	813,357	577,585	346,258
Deferred revenue, current	—	54,823	13,195	—	—
Accumulated deficit	(7,279,473)	(4,396,847)	(3,230,558)	(1,453,589)	(621,283)
Total stockholders’ equity	5,329,271	1,243,176	(2,126,276)	(471,241)	(206,734)
Total liabilities and stockholders’ equity	6,276,871	4,200,283	82,916	106,344	139,524

Summarized quarterly financial information for the years ended December 31, 2013 and December 31, 2012 is as follows:

	First	Second	Third	Fourth	Total

2013 quarter:
Total revenues	$224,297	$200,232	$381,539	$752,092	$1,558,160
Operating loss	$(362,119)	$(529,701)	$(846,043)	$(1,068,656)	$(2,806,519)
Net loss	$(396,086)	$(529,900)	$(870,810)	$(1,085,830)	$(2,882,626)
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.02)	$(0.07)

2012 quarter:
Total revenues	$15,005	$40,623	$223,209	$3,225	$282,062
Operating loss	$(247,576)	$(177,508)	$(305,280)	$(306,430)	$(1,036,794)
Net loss	$(225,612)	$(201,609)	$(315,143)	$(423,925)	$(1,166,289)
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2013 and 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors.”

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

In connection with the Separation, we entered into a Royalty Agreement with CMGO. Pursuant to the Royalty Agreement, for a period of five years, we would pay to CMGO 10% of cash received from income earned or settlements on judgments directly resulting from our patent enforcement and licensing strategy, whether received by us on any of our affiliates, net in either case of any direct costs or tax implications incurred in pursuit of such strategy as they relate to the patents described in the Master Agreement.  Additionally, we entered into a Services Agreement with CMGO whereby, without duplication to the amounts payable under the Royalty Agreement, for a period of 5 years, CMGO will receive a commission of 7.5% of all revenues received by us after the Separation from all business, clients or other sources of revenue procured by CMGO or its employees, officers or subsidiaries and directed to us and 10% of net revenues obtained from a specified customer.

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

On November 12, 2013, we and CMGO terminated the Royalty Agreement.

On December 30, 2013, we completed the repurchase of 2,184,583 shares of our common stock owned by CMGO which shares were transferred to us in January, 2014 and retired to treasury.  In connection, with the repurchase, we paid CMGO $573,022 and forgave a $50,000 payable from an affiliate of CMGO.

Overview

We have developed patented Internet content publication and distribution software that enables conversion of any media into accessible formats and allows for real time distribution to end users on any Internet-connected device. We have a patent portfolio comprised of six patents in the United States, one Notice of Allowance, as well as several pending U.S. patents.  Our portfolio includes a number of patents that describe unique systems and methods for navigating devices and Internet content, as well as publication and automated solutions that connect to any content management system, and can deliver a mobile, usable and accessible user experience to any consumer device.

This patented technology is the foundation of our mission to become a leader in Internet accessibility, mobile audio Internet navigation and multi-format publishing technology as well as Internet content publication and distribution software.  Our management believes that there is significant market opportunity for our services as most websites are developed with the assumption that users can see the site, with the result that visually-impaired users have difficulty using such websites. Accordingly, providing accessibility services for these websites has become a significant market opportunity, as there are approximately 33 million computer users who have some form of visual impairment.

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

	Year Ended December 31,
Results of Operations	2013	2012
Revenue	$1,449,660	$279,062
Revenue from related party	108,500	3,000
Total revenues	1,558,160	282,062
Cost of sales	404,088	265,330
Gross profit (loss)	1,154,072	16,732
Selling and marketing expenses	301,280	—
Research and development expenses	56,515	—
General and administrative expenses	3,243,382	904,347
Amortization and depreciation	359,414	149,179
Operating (loss)	(2,806,519)	(1,036,794)
Realized gain (loss) on marketable securities	(19,500)	12,000
Interest expense	(56,607)	(141,495)
Net (loss)	$(2,882,626)	$(1,166,289)
Net (loss) per weighted average common shares outstanding — basic and diluted	$(0.07)	$(0.04)

Revenue

For the years ended December 31, 2013 and 2012, revenue in the amount of $1,449,660 and $279,062, respectively, consisted primarily of various levels of software development, website design and maintenance. Revenues increased due to increased demand for our services. Additionally, for the years ended December 31, 2013 and 2012, revenue from related party in the amount of $108,500 and $3,000, respectively, consisted primarily of various levels of software development, website design and maintenance.

Cost of Sales

For the years ended December 31, 2013 and 2012, cost of sales in the amount of $404,088 and $265,330, respectively, consisted primarily of sub-contracting to outside sources, direct labor and direct technology costs. Cost of sales decreased due to a reduction of sub-contracting costs and efficient implementation of our products.

Gross Profit

The increase in revenue and decrease in sub-contracting and direct labor resulted in a gross profit of $1,154,072 and $16,732 for the years ended December 31, 2013 and 2012, respectively. Gross profit increased as a result of increasing sales combined with a reduction in sub-contracting costs and efficient implementation of our products.

Selling and Marketing Expenses

Selling and marketing expenses were $301,280 and $-0- for the years ended December 31, 2013 and 2012, respectively.  The increase results from the establishment of dedicated resources to actively sell and market our products and services.

Research and Development Expenses

Research and development expenses were $56,515 and $-0- for the years ended December 31, 2013 and 2012, respectively. Research and development expenses increased as a result of the establishment of a dedicated resources group in 2013.

General and Administrative Expenses

General and administrative expenses were $3,243,382 and $904,347 for the years ended December 31, 2013 and 2012, respectively.  General and administrative expenses increased as a result of additional professional fees, headcount and the associated wages and benefit charges.

Amortization and Depreciation

Amortization and depreciation expenses were $359,414 and $149,179 for the years ended December 31, 2013 and 2012, respectively. The increase in expense was primarily related to a substantial increase in intellectual property amortization and amortization of options, warrants and stock based grants.

Other Income/Expenses

Other income and expenses were charges of $76,107 and $129,495 for the years ended December 31, 2013 and 2012, respectively.  The resulting change to expense was increases in realized losses from marketable equity securities and a substantial decrease in interest expense.

Liquidity and Capital Resources

Working Capital

	At December 31,
	2013	2012
Current Assets	$2,498,551	$74,091
Current Liabilities	832,800	2,849,307
Working Capital (Deficit)	$1,665,751	$(2,775,216)

The working capital for the years end December 31, 2013 and 2012 was $1,665,751 and ($2,775,216), respectively. The change in working capital was primarily due to raising additional capital, increasing accounts receivables and paying down current liabilities.

Cash Flows

	For the year ended
	December 31,
	2013	2012
Net Cash (Used in) Operating Activities	$(1,398,384)	$(303,218)
Net Cash Provided by (Used in) Investing Activities	(11,542)	(2,928)
Net Cash Provided by Financing Activities	3,245,220	285,700
Increase (Decrease) in Cash	$1,835,294	$(20,446)

We had cash in the amount of $1,847,004 and $11,710 as of December 31, 2013 and December 31, 2012, respectively.

In the year ended December 31, 2013, pursuant to a private placement, we sold 1,092,000 units, consisting of common stock and warrants, for gross aggregate proceeds of $496,000 and $50,000 of accounts payable was forgiven. Additionally, pursuant to a private placement we sold 10,088,336 units consisting of common stock and warrants, for gross agregate proceeds of $3,026,500.

In the quarter ended September 30, 2013, we issued related a note with a face amount of $150,000.

We may raise additional capital through the sale of equity or debt securities or borrowings from financial institutions or third parties or a combination of the foregoing. Capital raised will be used to implement our business plan, grow current operations, make acquisitions or start new vertical businesses among some of the possible uses.

Contractual Obligations

Our principal executive offices are located at 5210 E. Williams Circle, Fifth Floor, Tucson, Arizona 85711, consisting of approximately 6,003 square feet as of January 24, 2014. Our office is leased for an aggregate amount of $12,927 per month. Our total rent expense was approximately $38,388 and $30,165 under office leases for the years ended December 31, 2013 and 2012, respectively.

On August 7, 2013, we entered into agreements with the following executive officers:

Nathaniel Bradley. Pursuant to an Executive Employment Agreement, Nathaniel Bradley was employed as our Chief Executive Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $200,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Bradley is also entitled to equity awards under our incentive compensation plans. In connection with entry into the Executive Employment Agreementwe and Mr. Bradley terminated the existing employment agreement, dated April 1, 2010, between us and Mr. Bradley effective as of August 7, 2013.

Sean Bradley. Pursuant to an Executive Employment Agreement, Sean Bradley was employed as our Chief Technology Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $195,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Bradley is also entitled to equity awards under our incentive compensation plans. In connection with entry into the Executive Employment Agreement, we and Mr. Bradley terminated the existing employment agreement, dated April 1, 2010, between us and Mr. Bradley effective as of August 7, 2013.

James Crawford. Pursuant to an Executive Employment Agreement, James Crawford was employed as our Chief Operating Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $185,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Crawford is also entitled to equity awards under our incentive compensation plans.

Edward O’Donnell. Pursuant to an Executive Employment Agreement, Mr. O’Donnell was employed as our Chief Financial Officer.  The term of the Executive Employment Agreement is two years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $165,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. O’Donnell is also entitled to equity awards under our incentive compensation plan.

Constantine Potamianos. Pursuant to an Executive Employment Agreement, Constantine Potamianos was employed as our Chief Legal Officer and General Counsel.  The term of the Executive Employment Agreement is two years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $150,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Potamianos is also entitled to equity awards under our incentive compensation plan.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2013 and 2012. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Revenue Recognition

Revenue is recognized when all applicable recognition criteria have been met, which generally include (a) persuasive evidence of an existing arrangement; (b) fixed or determinable price; (c) delivery has occurred or service has been rendered; and (d) collectability of the sales price is reasonably assured. For software and technology development contracts the company recognizes revenues on a percentage of completion method based upon several factors including but not limited to (a) estimate of total hours and milestones to complete; (b) total hours completed; (c) delivery of services rendered; (d) change in estimates; and (e) collectability of the contract.

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

In September 2011, the FASB issued new guidance that simplified how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. We adopted this new guidance in the first quarter of fiscal year 2013. Goodwill is tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs. The adoption of this guidance did not impact our financial statements.

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

In January 2013, the FASB issued amended guidance that will enhance disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its derivative instruments, repurchase agreements and securities lending transactions. This new guidance requires the disclosure of the gross amounts subject to rights of offset, amounts offset in accordance with the accounting standards followed, and the related net exposure. This new guidance will be effective for the first quarter of the fiscal year ending December 31, 2013. Early adoption is not permitted. Other than requiring potential additional disclosures, we do not expect this new guidance to impact our financial statements.

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

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President, Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are not effective as at the end of the period covered by this report as noted below in management’s report on internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as at December 31, 2013, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles due to the presence of the following material weakness.

•                  Material inconsistencies and omissions related to financial reporting related to certain equity transactions

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

Changes in Internal Control over Financial Reporting

There have been significant improvements in our internal controls over financial reporting that occurred during the year ended December 31, 2013. In the first quarter of 2014, we remediated inconsistencies and omissions related to certain equity transactions by identifying potential issues in a timely manner and properly classifying those transactions by adding an additional layer of review to equity transactions.

Item 9B. Other Information

Effective March 5, 2014, stockholders holding a majority of our company’s outstanding shares of common stock (i) approved the AudioEye, Inc. 2014 Incentive Compensation Plan, (ii) granted authority to our Chief Executive Officer to file a Certificate of Amendment to the Certificate of Incorporation to increase the authorized number of shares of our company’s common stock to 250,000,000 from 100,000,000 and (iii) granted authority to our Chief Executive Officer to file a Certificate of Amendment to the Certificate of Incorporation prior to the our listing on a national market or exchange, and in connection with meeting the applicable listing requirements of such national market or exchange, to implement a reverse stock split of the outstanding shares of common stock on the basis of one post-reverse split share for up to every ten pre-reverse split shares, with the exact ratio to be determined by our Chief Executive Officer.

On March 27, 2014, we filed a Certificate of Amendment to the Certificate of Incorporation increasing the authorized number of shares of our company’s common stock to 250,000,000 from 100,000,000.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information is as of March 26, 2014 with respect to those persons who are serving as our directors and executive officers.

Name	Age	Director/Position
Nathaniel Bradley	36	Chief Executive Officer, President and Director
Paul Arena	55	Executive Chairman/Chairman of the Board
James Crawford	31	Chief Operating Officer, Treasurer and Director
Sean Bradley	31	Chief Technology Officer, Vice President, Secretary and Director
Constantine Potamianos	48	Chief Legal Officer, General Counsel
Edward O’Donnell	48	Chief Financial Officer
Dr. Carr Bettis	49	Director
Ernest Purcell	62	Director
Edward Withrow, III	47	Director

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Nathaniel Bradley. Mr. Bradley served as a director of ours from our company’s founding in 2005 to the present and as Chief Executive Officer and President since July 2007. Mr. Bradley is a recognized pioneer and active expert in the new media Internet technology sector. He is the named inventor of several Internet technology patents and patents pending with U.S. Patent and Trademark Office. Over the past decade, Mr. Bradley has been involved in the invention, reduction to practice, commercial licensing, and enforcement of foundational Internet and mobile technology patents. In addition to managing the growth of AudioEye’s patent portfolio through invention, Mr. Bradley is developing an intellectual property operation in Tucson, Arizona. Prior to AudioEye, Mr. Bradley was Chairman of the Board of Modavox®, founder and Managing Member of Kino Digital, Kino Communications and Kino Interactive and currently serves as a managing member of Bradley Brothers, LLC, an Arizona-based investment company. We believe that Mr. Bradley’s executive management experience with companies that do business over the Internet and background in financial business transactions makes him qualified to serve as our Chief Executive Officer and President and as a director.

Paul Arena.  Mr. Arena has served as a director and as our Executive Chairman/Chairman of the Board since January 2014.  From May 2000 to present, Mr. Arena has held the positions of Chairman of the Board, Chief Executive Officer, President and owner of AIM Group, Inc., an investment holding company.  Previously, from June 2010 to December 2012, he held various executive positions including Chairman of the Board, Chief Executive Officer, Director, Principal Financial Officer of Augme Technologies, Inc. and subsidiaries (now known as Hipcricket, Inc.).  From February 2002 to March 2010, Mr. Arena held various executive positions including Chairman of the Board, Chief Executive Officer, Director, Principal Financial Officer and founder of Geos Communications (formerly i2 Telecom International) and its subsidiaries.  Mr. Arena served in various executive capacities including Chairman of the Board, Chief Executive Officer, President Director, and founder of Cereus Technology Partners, Inc. and its subsidiaries, from May 1991 to April 2000. Cereus became a NASDAQ-listed public company that achieved a market capitalization in excess of $350 million prior to Mr. Arena’s departure. During 1994, Mr. Arena was a financial advisor to and became a minority interest owner in Great Lakes Pulp & Fiber, Inc., a $224 million project financing and one of the world’s largest paper recycling facilities.

From June 1990 to August 1991, Mr. Arena was a financial consultant. From February 1988 to January 1990, he was a Senior Vice President and partner of Gulfstream Financial Associates, Inc., a subsidiary of the

Kemper Group. During the period 1982 through 1988, Mr. Arena held Vice President positions with Cralin & Co., Drexel, Burnham, Lambert, Inc. and Interstate Securities Corporation, all New York Stock Exchange member investment firms. Mr. Arena assisted in the deal structuring and financing of converting motion picture films into color, mercury detection devices for drilling rigs, ATM debit cards, color video telephones, color fax transmissions, Internet service providers, enterprise application services, mobile marketing and advertising, Internet telephony; various types of manufacturing; and various commercial real estate ventures for hotel, shopping center and multi-family housing projects. We believe that Mr. Arena’s executive management experience and background in financial business transactions makes him qualified to serve as our Executive Chairman/Chairman of the Board and as a director.

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

Sean Bradley. Mr. Bradley has been involved with us from the company’s founding in 2005 to the present and has served as Vice President and Secretary since April 2010, and as a director and Chief Technology Officer since August 2012.  Mr. Bradley has co-founded several technology companies, including Kino Digital, LLC, and Kino Communications, LLC, from 1999-2005.  Over the past nine years, he has led an international team of software developers, has produced global webcasting technologies, and planned, designed and managed the fulfillment of intellectual property assets, including the next generation mobile marketing solutions for industry leading Hipcricket. In the past, Mr. Bradley was chief architect of AdLife, BoomBox® Video and Audio Platforms for Augme Technologies, Inc. Mr. Bradley is proficient in several programming and web development languages and has engineered online communications systems for IBM, General Dynamics, Avnet and many others. In 2005, he was recognized by Arizona State’s WP Carey School of Business as a leader in his field for work he completed for the Arizona Department of Health and Human Services. In addition to his role at our company, Mr. Bradley is a managing member of Bradley Brothers, LLC, an Arizona-based investment company. We believe that Mr. Bradley’s extensive education and background in business and technology make him qualified to serve as our Chief Technology Officer, Vice President and Secretary and as a director. In 2003 Mr. Bradley obtained his BA from Arizona International College at the University of Arizona, graduating summa cum laude and with highest academic distinction for all eight undergraduate semesters.

Constantine Potamianos: Mr. Potamianos has served as our outside corporate counsel from our company’s founding in 2005 and as Chief Legal Officer and General Counsel since January 2012. From June 2009 to December 2011, Mr. Potamianos was a partner at Duval & Stachenfeld, LLP, a noted New York law firm that primarily works with large institutional investors and hedge funds. Mr. Potamianos served as the co-leader of the firm’s Corporate Practice. Prior to that, from March 2005 to May 2009, Mr. Potamianos was part of the Corporate and Securities group in the New York office of international law firm Greenberg Traurig, LLP. Mr. Potamianos is an experienced business lawyer who has assisted numerous public and private companies with a broad range of matters including corporate governance, public and private financings, commercial transactions, mergers and acquisitions, securities registration, SEC reporting, technology licensing, litigation, and bankruptcy and corporate restructurings. In the late 1990’s, Mr. Potamianos also served as Vice President — Investment Banking and team leader for the Internet/Networking Group for a New York-based merchant banking firm where he negotiated and structured acquisitions, principal transactions as well as private equity placements with numerous public and private companies, during which time he also served on the boards of directors of various portfolio companies. In addition to his legal and finance experience, Mr. Potamianos has experience in private sector business operations as well as government. Following initial military service, Mr. Potamianos gained experience in systems analysis, business operations and administration, serving as an administrative officer in the federal government and afterwards founding and managing an information systems consulting company and a RF (radio frequency) engineering services company. Mr. Potamianos earned a BA degree, magna cum laude, in Economics and Government from Georgetown University in 1990 as well as a BS degree in Computer and Information Science from the University of Maryland in 1992. Mr. Potamianos received his JD degree as well as his MBA from Georgetown University in 1997, during which he also completed the Landegger Honors Program in International Business Diplomacy through the School of Foreign Service, served as an editor on law review, and was also inducted into Beta Gamma Sigma, the national business school honor society. We believe that Mr. Potamianos’s extensive education and background in law and finance makes him qualified to serve as our Chief Legal Officer and General Counsel.

Edward O’Donnell: Mr. O’Donnell joined our company in February 2013 and has served as our Chief Financial Officer since April 2013. Mr. O’Donnell has over 20 years of executive experience in accounting, finance, investor relations, SEC reporting and taxation. From December 2010 until January 2013, Mr. O’Donnell served as Vice President of Finance for Augme Technologies, Inc. (OTC.BB: AUGT), which provides strategic services and mobile marketing technology to leading consumer and healthcare brands. From January 2007 until November 2010, Mr. O’Donnell served as Chief Financial Officer of Carlyle Capital Group LLC, a venture capital and private equity firm. Previously, Mr. O’Donnell also served as Senior Vice President of Finance & Investor Relations of ACTV, Inc. (NASDAQ: IATV), where he developed the investor relations department before the company was purchased by OpenTV, a subsidiary of Liberty Media. Previously, Mr. O’Donnell was a member of Aloysius Lyons, LLC. Aloysius Lyons, LLC filed for protection under Chapter 7 of the federal bankruptcy laws in 2007. Aloysius Lyons, LLC received a discharge relating to the matter in 2009 and has been dissolved. Mr. O’Donnell is a Certified Public Accountant in New York and a member of NYSSCPAs and AICPA. Mr. O’Donnell received his undergraduate degree in Accountancy from Villanova University in 1991 and his MBA from Columbia Business School in 2003. We believe that Mr. O’Donnell’s extensive education and background in accounting and finance makes him qualified to serve as our Chief Financial Officer.

Dr. Carr Bettis. Dr. Bettis has served as a director of ours since December 2012, and previously served as a director of ours from July 2007 to April 2010.  Dr. Bettis founded and has been the Chief Architect of numerous financial technology innovations and businesses over the last 15 years that have been acquired by Merrill Lynch, Thomson Financial, Primark/Disclosure and Advanced Equities/GreenBrook Financial. From 1996 to 2011, Dr. Bettis was the Chairman and Founder of Gradient Analytics, one of the largest independent equity research firms in the United States.  He has served as Chairman and Co-Founder of Verus Analytics, a quantitative compensation, proxy intelligence and behavioral governance firm since 1996. He also serves on the board of directors of iMemories, an Arizona-founded technology company. Since 2007, he has also managed his family’s private equity portfolio via his firm, Fathom Lab.  Dr. Bettis is a former tenured professor and maintains a clinical-affiliation with Arizona State University as Research Professor of Finance at the W.P. Carey School of Business.  He is frequently cited in national and international financial media. His research has been published in academic and professional journals such as the Journal of Financial Economics, Review of Financial Studies, Journal of Financial and Quantitative Analysis, and the Financial Analyst Journal.  Dr. Bettis holds undergraduate degrees in finance and accounting, and received his Ph.D. from Indiana University in 1992. We believe that Dr. Bettis’ extensive education and background in finance makes him qualified to serve as a director.

Ernest Purcell:  Mr. Purcell has more than two decades of experience in the financial services and advisory industries and has been involved in providing fairness and solvency opinions on numerous U.S. and

European transactions. He has technical expertise in financial due diligence, strategic business valuation, financial restructurings and divestitures.  Since 1997, Mr. Purcell has been employed by Houlihan Lokey, Inc., where he is currently a Senior Managing Director, a member of the Board of Directors, and the Head of International Financial Advisory Services. Houlihan Lokey is an international investment bank with expertise in mergers and acquisitions, capital markets, financial restructuring, and valuation. The firm serves corporations, institutions, and governments worldwide with offices in the United States, Europe, and Asia. Houlihan Lokey is ranked as the No. 1 global restructuring advisor, the No. 1 M&A fairness opinion advisor for U.S. transactions over the past 10 years, and the No. 1 M&A advisor for U.S. transactions under $3 billion, according to Thomson Reuters. Mr. Purcell is based in Houlihan Lokey’s Miami office, having recently returned to the U.S. after serving more than six years in the London office.  With significant experience in the valuation of securitized vehicles and structured investment vehicles, Mr. Purcell has advised numerous hedge fund and private equity sponsors on the valuation of their portfolio assets. He has structured, negotiated, and closed complex financial and capital transactions in many industries, including transportation, financial services, telecommunications, energy, aviation, consumer products and industrial products.  From 1989 to 1996, Mr. Purcell served in a number of positions with Valuemetrics, Inc. / VM Equity Partners, where he specialized in the valuation of publicly owned and privately held companies, strategic financial planning, and bankruptcy analysis.  Mr. Purcell earned bachelor’s degree in Economics and Finance from the University of Florida in 1973 and earned his MBA, with concentrations in Finance and Statistics, from the University of Chicago. He is a member of the Institute of Directors, British American Business and the Corporate Development Association. He is also a member of the Valuation Special Interest Group of the Institute of Chartered Financial Accountants in England and Wales, the Society of Share and Business Valuers, and the Business Valuation Association. We believe that Mr. Purcell’s extensive education and background in finance makes him qualified to serve as a director.

Edward Withrow III. Mr. Withrow has served as a director of ours since August 2012. With over 20 years’ experience as a financier, broker, manager, marketer and developer of innovations in various industries, Mr. Withrow has developed an expertise in finding small undervalued and underfunded companies and building them up through his leadership in strategic initiatives and business development activities. In 2000, Mr. Withrow founded Huntington Chase Financial Group, LLC, and Huntington Chase, Ltd. to engage in venture capital, private equity and merchant banking activities. From 2000 until the present, Mr. Withrow acquired, restructured, merged, created and was a senior advisor to approximately 10 companies. In 2002, Mr. Withrow became the CEO of Reward Enterprises, Inc., a public company and early adopter of Voice over Internet Protocol (VoIP) technology. Mr. Withrow also founded Symphony Card, LLC, an issuer of stored value debit cards. In 2004, Mr. Withrow became the CEO of Addison-Davis Diagnostics, Ltd., a leading edge point-of-care diagnostic company. In 2005, he was the President of The Cabo Group, Ltd., a publicly traded company whose primary functions were wholesale marketing and distribution of retail products. In 2006, Mr. Withrow became the President and CEO of Montecito Bio Sciences, Ltd., a multi-faceted medical diagnostics company.  In 2008, Mr. Withrow founded Ecologic Transportation, Inc., a publicly traded company and is presently its Chairman. Mr. Withrow also founded Parallax Diagnostics, Inc., a fully reporting company headquartered in Cambridge, Massachusetts, currently in its developmental stage.

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

Item 11  Executive Compensation

The table below summarizes the compensation paid to the following persons:

(a)                                 our principal executive officer;

(b)                                 each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2013; and

(c)                                  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Nathaniel Bradley Chief Executive Officer, President and Director	2013	$75,000	None	None	None		None	None	$627,287	(5)(9)	$702,287
	2012	$211,250	None	None	$30,502	(1)	None	None	None		$241,752
	2011	$206,539	None	None	None		None	None	None		$206,536

Sean Bradley Chief Technology Officer, Vice President, Secretary and Director	2013	$87,159	None	None	None		None	None	$524,058	(6)(10)	$611,217
	2012	$176,042	None	None	$30,502	(2)	None	None	None		$206,544
	2011	$191,734	None	None	None		None	None	None		$191,734

James Crawford Chief Operating Officer, Treasurer and Director	2013	$69,375	None	None	None		None	None	$281,157	(7)(11)	$350,532
	2012	$74,111	None	None	$146,409	(3)	None	None	None		$220,520
	2011	$39,537	None	None	None		None	None	None		$39,537

Edward O’Donnell, Chief Financial Officer	2013	$137,500	None	None	$30,991	(4)	None	None	$5,119	(8)	$173,610

(1)	Nathaniel Bradley was granted 125,000 options on December 19, 2012, with a total value of $30,502.

(2)	Sean Bradley was granted 125,000 options on December 19, 2012, with a total value of $30,502.

(3)	James Crawford was granted 600,000 options on December 19, 2012, with a total value of $146,409.

(4)	Edward O’Donnell was granted 150,000 options on July 29 2013, with a value of $30,991

(5)

Nathaniel Bradley was granted 1,671,155, 25,000, 32,500 and 103,128 warrants on March, 19, 2013, March 31, 2013, June 30, 2013 and September 30, 2013, with values of $409,818, $6,131, $12,723 and $18,615, respectively, with a total value of $447,287.

(6)

Sean Bradley was granted 1,471,091, 20,833, 28,333 and 67,033 warrants on March, 19, 2013, March 31, 2013, June 30, 2013 and September 30, 2013, with values of $360,757, $5,109, $11,092 and $12,100, respectively, with a total value of $389,058.

(7)

James Crawford was granted 454,593, 10,000, 38,333 and 95,394 warrants on March, 19, 2013, March 31, 2013, June 30, 2013 and September 30, 2013, with values of $111,480, $2,452, $15,006 and $17,219, respectively, with a total value of $146,157.

(8)	Edward O’Donnell was granted 28,360 warrants on September 30, 2013, with a total value of $5,119.

(9)	Nathaniel Bradley was granted 400,000 performance share units on August 1, 2013, with a total value of $180,000.

(10)	Sean Bradley was granted 300,000 performance share units on August 1, 2013, with a total value of $135,000.

(11)	James Crawford was granted 300,000 performance share units on August 1, 2013, with a total value of $135,000.

Director Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors and have not paid any director’s fees or other cash compensation for services rendered as a director since our inception. Although no director received and or/accrued any compensation specifically related to services as a director, directors may receive options at the discretion of our board of directors or a committee, which may be established in the future.  Edward Withrow III, one of our directors, was granted options to purchase 225,000 shares on December 19, 2012 as remuneration for services not related to his service as a director. The options have an exercise price of $0.25 per share with an aggregate fair market value of $54,903.  On August 20, 2013, we granted options to purchase 200,000 shares to each of Craig Columbus (a former director of ours), Dr. Carr Bettis, and Edward Withrow III.  The options have an exercise price of $0.50 per share and a term of five years with an aggregate fair market of $130,591.  In connection with the election of Ernest Purcell to our board, Mr. Purcell was granted five year options to purchase up to 250,000 shares of our common stock at an exercise price of $0.40 per share with an aggregate fair market value of $37,805.

Employment Contracts with Executive Officers

Our objective is to align the compensation of our senior executives with long term value creation for our stockholders.  As such, we use certain performance goals to determine the number of shares that they are eligible to receive each year.

On August 7, 2013, we entered into agreements with the following executive officers:

Nathaniel Bradley. Pursuant to an Executive Employment Agreement, Nathaniel Bradley was employed as our Chief Executive Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $200,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Bradley is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan, the AudioEye, Inc. 2013 Incentive Compensation Plan and the AudioEye, Inc. 2014 Incentive Compensation Plan. In connection with entry into the Executive Employment Agreement, we and Mr. Bradley terminated the existing employment agreement, dated April 1, 2010, between us and Mr. Bradley effective as of August 7, 2013.

Pursuant to a Performance Share Unit Agreement, Mr. Bradley was granted an award of an aggregate of 200,000 Performance Share Units (“PSUs”) at target value of established goals.  Each PSU represents the right to receive one share of our common stock. 37.5% of these awards are tied to targeted revenue goals of approximately $1.7 million, $8.0 million and $22 million over the years ended March 31, 2014, March 31, 2015 and March 31, 2016, respectively. 37.5% of these awards are tied to targeted cash flow goals over the three years, and 25% are tied to discretionary goals.  The award will pay above or below the target number of shares based on performance.  In order to receive any shares the threshold value of goals is 75% of the target, which will payout at 100,000 shares.  The maximum share payout is 400,000 shares if 125% of performance targets are met.  We use interpolation to determine share payouts if the performance metric values achieved are between the threshold, target and maximum goal levels.

Sean Bradley. Pursuant to an Executive Employment Agreement, Sean Bradley was employed as our Chief Technology Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $195,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Bradley is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan, the AudioEye, Inc. 2013 Incentive Compensation Plan and the AudioEye, Inc. 2014 Incentive Compensation Plan. In connection with entry into the Executive Employment Agreement, we and Mr. Bradley terminated the existing employment agreement, dated April 1, 2010, between us and Mr. Bradley effective as of August 7, 2013.

Pursuant to a Performance Share Unit Agreement, Mr. Bradley was granted an award of an aggregate of 200,000 PSUs at target value of established goals.  37.5% of these awards are tied to targeted revenue goals of approximately $1.7 million, $8.0 million and $22 million over the years ended March 31, 2014, March 31, 2015 and March 31, 2016, respectively. 37.5% of these awards are tied to a project plan deliverable schedule and related project budget, and 25% are tied to discretionary goals.  The award will pay above or below the target number of shares based on performance.  In order to receive any shares the threshold value of goals is 75% of the target, which will payout at 100,000 shares.  The maximum share payout is 300,000 shares if 125% of performance targets are met.  We use interpolation to determine share payouts if the performance metric values achieved are between the threshold, target and maximum goal levels.

James Crawford. Pursuant to an Executive Employment Agreement, James Crawford was employed as our Chief Operating Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $185,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Crawford is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan, the AudioEye, Inc. 2013 Incentive Compensation Plan and the AudioEye, Inc. 2014 Incentive Compensation Plan.

Pursuant to a Performance Share Unit Agreement, Mr. Crawford was granted an award of an aggregate of 200,000 PSUs at target value of established goals.  75% of these awards are tied to targeted revenue goals of approximately $1.7 million, $8.0 million and $22 million over the years ended March 31, 2014, March 31, 2015 and March 31, 2016, respectively and 25% are tied to discretionary goals.  The award will pay above or below the target number of shares based on performance.  In order to receive any shares the threshold value of goals is 75% of the target, which will payout at 100,000 shares.  The maximum share payout is 300,000 shares if 125% of performance targets are met.  We use interpolation to determine share payouts if the performance metric values achieved are between the threshold, target and maximum goal levels..

Edward O’Donnell. Pursuant to an Executive Employment Agreement, Mr. O’Donnell was employed as our Chief Financial Officer.  The term of the Executive Employment Agreement is two years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $165,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. O’Donnell is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan, the AudioEye, Inc. 2013 Incentive Compensation Plan and the AudioEye, Inc. 2014 Incentive Compensation Plan.

Constantine Potamianos. Pursuant to an Executive Employment Agreement, Constantine Potamianos was employed as our Chief Legal Officer and General Counsel.  The term of the Executive Employment Agreement is two years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $150,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Potamianos is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan, the AudioEye, Inc. 2013 Incentive Compensation Plan and the AudioEye, Inc. 2014 Incentive Compensation Plan.

On January 27, 2014, we entered into agreements with Paul Arena.  Under an Executive Employment Agreement dated as of January 27, 2014, Mr. Arena has direct responsibility working in conjunction with our Chief Executive Officer, over operations, sales marketing, financial accounting and SEC reporting, operational budgeting, sales costing analysis, billing and auditor interfacing.  The initial term of Mr. Arena’s employment is two years.  Mr. Arena’s base salary is $275,000 per year.  Mr. Arena received a signing bonus of $35,000 and is entitled to a quarterly bonus of up to $50,000 based on recognized revenues for the applicable quarter and additional bonuses at the discretion of our board of directors or compensation committee.  Mr. Arena has been granted five year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.40 per share and stock options to purchase 1,500,000 shares at an exercise price of $0.40 per share subject to vesting as set forth in the Executive Employment Agreement.  Pursuant to a separate Performance Share Unit Agreement dated as of January 27, 2014, we granted to Mr. Arena an award of up to 3,000,000 PSUs.  Each PSU represents the right to receive one share of common stock.  The number of PSUs that Mr. Arena actually earns will be determined by the level of achievement of the performance goals set forth in the Performance Share Unit Agreement. Mr. Arena was granted an award of an aggregate of 1,500,000 PSUs at target value of established goals.  35% of these awards are tied to targeted revenue goals over the years ended January 31, 2015 and January 31, 2016. 35% of these awards are tied to targeted cash flow goals over the years, and 30% are tied to discretionary goals.  The award will pay above or below the target number of shares based on performance.  In order to receive any shares the threshold value of goals is 75% of the target, which will payout at 1,000,000 shares.  The maximum share payout is 3,000,000 shares if 125% of performance targets are met.  We use interpolation to determine share payouts if the performance metric values achieved are between the threshold, target and maximum goal levels.

AudioEye, Inc. 2012 Incentive Compensation Plan, AudioEye, Inc. 2013 Incentive Compensation Plan and AudioEye, Inc. 2014 Incentive Compensation Plan

On December 19, 2012, our board of directors and holders of a majority of our outstanding shares of common stock adopted and approved the AudioEye, Inc. 2012 Incentive Compensation Plan (the “2012 Plan”), on August 20, 2013, our board of directors and holders of a majority of our outstanding shares of common stock adopted and approved the AudioEye, Inc. 2103 Incentive Compensation Plan and on January 27, 2014, our board of directors adopted and approved and on March 5, 2014 holders of a majority of our outstanding shares of common stock adopted and approved the AudioEye, Inc. 2014 Incentive Compensation Plan (the “2014 Plan”, together with the “2013 Plan” and the 2012 Plan, the “Plans”). The purpose of the Plans is to assist us in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors, consultants and other persons who provide services to us. The following summary of the Plans is qualified in its entirety by the specific language of the Plans.

Administration. The Plans are to be administered by a committee elected by the board of directors, provided, however, that except as otherwise expressly provided in the Plans, the board of directors may exercise any power or authority granted to the committee upon formation under the Plans.  Subject to the terms of the Plans, the committee is authorized to select eligible persons to receive awards, determine the type, number and other terms and conditions of, and all other matters relating to, awards, prescribe award agreements (which need not be identical for each participant), and the rules and regulations for the administration of the Plans, construe and interpret the Plans and award agreements, and correct defects, supply omissions or reconcile inconsistencies in them, and make all other decisions and determinations as the committee may deem necessary or advisable for the administration of the Plans.

Eligibility. The persons eligible to receive awards under the Plans are the officers, directors, employees, consultants and other persons who provide services to us.  An employee on leave of absence may be considered as still in the employ of ours for purposes of eligibility for participation in the Plans.

Types of Awards. The Plans provide for the issuance of stock options, performance stock units, stock appreciation rights, or SARs, restricted stock, deferred stock, warrants, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock-based awards and performance awards.  Performance awards may be based on the achievement of specified business or personal criteria or goals, as determined by the committee.

Shares Available for Awards; Annual Per Person Limitations. The total number of shares of common stock that may be subject to the granting of awards under each of the Plans at any time during the term of each of the Plans is equal to 5,000,000 shares. This limit will be increased by the number of shares with respect to which awards previously granted under the Plans that are forfeited, expire or otherwise terminate without issuance of shares, or that are settled for cash or otherwise do not result in the issuance of shares, and the number of shares that are tendered (either actually or by attestation) or withheld upon exercise of an award to pay the exercise price or any tax withholding requirements.

The Plans impose individual limitations on the amount of certain awards. Under these limitations, during any fiscal year of ours, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the Plans may not exceed 500,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month performance period is $250,000, and the maximum amount that may be paid out as performance units in any performance period greater than 12 months is $500,000.

The board of directors is authorized to adjust the limitations described in the two preceding paragraphs. The board of directors is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles.

Stock Options and Stock Appreciation Rights. The board of directors is authorized to grant stock options, including both incentive stock options, or ISOs, which can result in potentially favorable tax treatment to the participant, and non-qualified stock options, and stock appreciation rights entitling the participant to receive the amount by which the fair market value of a share of common stock on the date of exercise exceeds the grant price of the stock appreciation right. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the board of directors, but in the case of an ISO must not be less than the fair market value of a share of common stock on the date of grant. For purposes of the Plans, the term “fair market value” means the fair market value of common stock, awards or other property as determined by the board of directors or under procedures established by the committee upon formation.  The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the committee, except that no option or stock appreciation right may have a term exceeding ten years.

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

Bonus Stock and Awards in Lieu of Cash Obligations. The board of directors is authorized to grant shares of common stock as a bonus free of restrictions, or to grant shares of common stock or other awards in lieu of our obligations to pay cash under the Plans or other plans or compensatory arrangements, subject to such terms as the board of directors may specify.

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

Awards under the Plans are generally granted without a requirement that the participant pay consideration in the form of cash or property for the grant (as distinguished from the exercise), except to the extent required by law. The committee may, however, grant awards in exchange for other awards under the Plan, awards under other company plans or other rights to payment from us, and may grant awards in addition to and in tandem with such other awards, rights or other awards.

Acceleration of Vesting; Change in Control. The board of directors may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any award, and such accelerated exercisability, lapse, expiration and if so provided in the award agreement or otherwise determined by the committee, vesting will occur automatically in the case of a “change in control” of our company, as defined in the Plans (including the cash settlement of stock appreciation rights which may be exercisable in the event of a change in control). In addition, the board of directors may provide in an award agreement that the performance goals relating to any performance award will be deemed to have been met upon the occurrence of any “change in control.”

Amendment and Termination. The board of directors may amend, alter, suspend, discontinue or terminate the Plans or upon formation determine the committee’s authority to grant awards without further stockholder approval, except stockholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of common stock are then listed or quoted. Thus, stockholder approval may not necessarily be required for every amendment to the Plans, which might increase the cost of the Plans or alter the eligibility of persons to receive awards.  Stockholder approval will not be deemed to be required under laws or regulations, such as those relating to ISOs, that condition favorable treatment of participants on such approval, although the board of directors may, in its discretion, seek stockholder approval in any circumstance in which it deems such approval advisable. The Plans will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the Plans, (b) termination of the applicable Plan by the board of directors, or (c) the tenth anniversary of the effective date of the applicable Plan. Awards outstanding upon expiration of the applicable Plan will remain in effect until they have been exercised or terminated, or have expired.

INCENTIVE COMPENSATION PLAN

Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to each of our named executive officers at December 31, 2013.

Name	Grant Date	Estimated Future Payments under Equity Incentive Plan Awards (1) Target ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares Underlying Options (#)(1)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(2)

Edward O’Donnell	7/29/13	—	—	150,000	$0.35	$30,991

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

Outstanding Equity Awards

The following table sets forth certain information concerning unexercised stock options for each of our named executive officers at December 31, 2013:

Named Executive Officer	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option Exercise Price ($)	Option Epiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)

Nathaniel Bradley (1)	31,260	62,500	$0.275	12/18/2017	62,500	$3,438

Sean Bradley (2)	31,260	62,500	$0.275	12/18/2017	62,500	$3,438

James Crawford (3)	177,750	300,000	$0.25	12/18/2017	300,000	$24,000

Edward O’Donnell	—	150,000	$0.39	7/28/2018	150,000	$—

(1)           Nathaniel Bradley was granted 400,000 performance share units on August 1, 2013, with a total value of $180,000. These performance share units are a part of the 2012 Plan and do not vest.

(2)           Sean Bradley was granted 300,000 performance share units on August 1, 2013, with a total value of $135,000. These performance share units are a part of the 2012 Plan and do not vest.

(3)           James Crawford was granted 300,000 performance share units on August 1, 2013, with a total value of $135,000. These performance share units are a part of the 2012 Plan and do not vest.

Change in Control

There are no arrangements currently in effect, which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The following table gives the information about common stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2013:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,735,250	$0.38	1,080,000
Equity compensation plans not approved by security holders	—	—	—
Total	8,735,250	$0.38	1,080,000

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2014 by:

•                                          each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•                                          each of our officers and directors; and

•                                          all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3(d) promulgated by the Securities Exchange Act pursuant to which a person is deemed to have beneficial ownership of any shares of common stock that such stockholder has the right to acquire within 60 days of March 15, 2014. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares, subject to community property laws where applicable.  The inclusion of any securities in the following table does not constitute an admission of beneficial ownership by the persons named below.

Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock (2)
David Moradi (3)	5,757,230	(4)	9.99%
Riverloft Capital Master Fund Ltd. (5)	3,333,334	(6)	5.85%
Paul Arena	1,822,500	(7)	3.09%
Dr. Carr Bettis (8)	3,700,730	(9)	6.77%
Nathaniel Bradley	6,785,917	(10)	12.13%
Sean Bradley	6,719,238	(11)	12.02%
James Crawford	1,431,963	(12)	2.56%
Edward O’Donnell	28,360	(13)	*
Constantine Potamianos	62,500	(14)	*
Ernest Purcell (15)	450,000	(16)
Edward Withrow III (17)	824,867	(18)	*
All directors and executive officers as a group (9 individuals)	21,916,074		38.93%

*                                         Less than one percent.

(1)                                 Unless otherwise indicated, the business address of each of the individuals is 5210 E. Williams Circle, Fifth Floor, Tucson, Arizona 85711.

(2)                                 Based on 55,350,342 shares of our common stock issued and outstanding as of March 15, 2014.

(3)                                 Mr. Moradi’s business address is 22 Mercer Street, Second Floor, New York, New York 10013.

(4)                                 In connection with the Second Private Placement, Mr. Moradi received warrants to purchase an aggregate of 3,833,334 shares. The warrants contain a provision restricting their exercise if after giving effect to such exercise, Mr. Moradi would beneficially own in excess of 9.99% of our shares outstanding except as otherwise provided in the warrants.

(5)                                 Riverloft Capital Master Fund Ltd.’s business address is c/o Riverloft Capital Management LP, 300 W 41 Street, Suite 201-A, Miami Beach, FL 33140.

(6)                                 Includes warrants to purchase up to 1,666,667 shares

(7)                                 Mr. Arena is the controlling stockholder of AIM Group, Inc., which beneficially owns 500,000 shares.  Includes warrants to purchase up to 500,000 shares and vested stock options to purchase up to 662,500 shares.

(8)                                 Dr. Bettis’ business address is 5210 E. Williams Circle, Suite 500, Tucson, AZ 85254.

(9)                                Dr. Bettis is the Managing Member of CSB IV US Holdings, LLC, the record owner of 2,800,927 shares. Dr. Bettis is also co-trustee of the J. Carr & Stephanie V. Bettis Revocable Trust, the record owner of 564,803 shares.  Includes 210,000 shares in two discretionary accounts of Dr. Bettis’.  Includes vested stock options to purchase up to 125,000 shares.

(10)                          Includes 6,644,700 shares held by Bradley Brothers, LLC, the beneficial owner of 13,332,929 shares, which includes warrants to purchase up to 996,667 shares. Nathaniel Bradley and Sean Bradley are each 50% owners of Bradley Brothers, LLC, and share investment power with respect to such shares. Does not include 5,186,860 shares issued on December 20, 2012 related to the conversion of our debt owed to Nathaniel Bradley. The conversion shares were issued to Mr. Bradley’s designees.  Mr. Bradley has no investment or voting power over said shares and is not deemed to be the beneficial owner thereof. Includes warrants to purchase up to 729,413 shares and vested stock options to purchase up to 31,250 shares.

(11)                          Includes 6,644,700 shares held by Bradley Brothers, LLC, the beneficial owner of 13,332,929 shares, which includes warrants to purchase up to 996,667 shares. Nathaniel Bradley and Sean Bradley are each 50% owners of Bradley Brothers, LLC, and share investment power with respect to such shares. Includes warrants to purchase up to 595,874 shares and vested stock options to purchase up to 31,250 shares.

(12)                          Mr. Crawford is a controlling member of Crawdad, LLC, which beneficially owns 426,666 shares, which includes warrants to purchase up to 213,333 shares. Includes warrants to purchase up to 291,791 shares and vested stock options to purchase up to 177,750 shares.

(13)                          Consists of warrants to purchase up to 28,360 shares.

(14)                          Consists of vested stock options to purchase up to 62,500 shares. Does not include 304,640 shares held by Mr. Potamianos’ spouse individually, to which shares Mr. Potamianos disavows any interest.

(15)                          Mr. Purcell’s business address is c/o Houlihan Lokey, Inc., 17501 Biscayne Blvd., Suite 470, Miami, FL 33160.

(16)                          Includes vested stock options to purchase up to 50,000 shares.

(17)                          Mr. Withrow’s business address is c/o Huntington Chase Financial Group, LLC, 1327 Ocean Avenue, Suite M, Santa Monica, CA 90401.

(18)                          Mr. Withrow is the controlling stockholder of Huntington Chase Ltd., the record owner of 562,367 shares. Includes vested stock options to purchase up to 262,500 shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

Other than employment agreements with our executive officers and other payments made to our executive officers, all as described above under the section entitled “Management - Executive Compensation,” and compensation paid to our directors as described above under the section entitled “Management - Director Compensation,” the following is a description of transactions since January 1, 2011 in which the amount involved exceeds $120,000 in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest:

CMGO

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

On June 22, 2011, CMGO entered into a Master Agreement with AEAC pursuant to which: (i) the stockholders of AEAC would acquire from the CMGO 80% of our capital stock (the “Separation”) and (ii) CMGO would distribute to its stockholders, in the form of a dividend, 5% of our capital stock (the “Spin-off”).  Pursuant to the Master Agreement, AEAC was required to arrange for the release of senior secured notes (the “Senior Notes”) issued by CMGO in an aggregate principal amount of $1,025,000, which CMGO had been unable to service.  On August 15, 2012, we, CMGO and AEAC completed the Separation.  In connection with the Separation, AEAC arranged for the release of CMGO under the Senior Notes by payment to CMGO Investors LLC (“Investors”) the holder thereof of $700,000, the delivery of a secured promissory note in the principal amount of $425,000 and the issuance of 1,500,000 shares of the common stock of AEAC.  On February 6, 2013, the note to Investors was paid in full.  Payment consisted of cash payments of $200,000 of which $16,339 was interest and $183,661 was principal.  The balance of the principal of $241,359 was repaid with the issuance to Investors of 1,998,402 common shares of our company, which was 5.678562% of the outstanding shares on February 6, 2013.  On January 29, 2013, the Securities and Exchange Commission declared effective our registration statement on Form S-1 with respect to 1,500,259 shares of our common stock to be issued in the Spin-off. On February 22, 2013, CMGO completed the Spin-off.

In connection with the Separation, we entered into a Royalty Agreement with CMGO. Pursuant to the Royalty Agreement, for a period of five years, we would pay to CMGO 10% of cash received from income earned or settlements on judgments directly resulting from our patent enforcement and licensing strategy, whether received by us on any of our affiliates, net in either case of any direct costs or tax implications incurred in pursuit of such strategy as they relate to the patents described in the Master Agreement.  Additionally, we entered into a Services Agreement with CMGO whereby, without duplication to the amounts payable under the Royalty Agreement, for a period of 5 years, CMGO will receive a commission of 7.5% of all revenues received by us after the Separation from all business, clients or other sources of revenue procured by CMGO or its employees, officers or subsidiaries and directed to us and 10% of net revenues obtained from a specified customer.

On November 12, 2013, we and CMGO terminated the Royalty Agreement.

On December 30, 2013, we completed the repurchase of 2,184,583 shares of our common stock owned by CMGO which shares were transferred to us in January, 2014 and retired to treasury.  In connection, with the repurchase, we paid CMGO $573,022 and forgave a $50,000 payable from an affiliate of CMGO.

AEAC

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

Nathaniel Bradley, President, Chief Executive Officer and Director

During the year ended December 31, 2011, we borrowed from Mr. Bradley an aggregate of $1,084,224 evidenced by promissory notes, which bore interest at 15% per annum.  On August 30, 2011, we and Mr. Bradley entered into a modified promissory note agreement in which all outstanding notes were modified into one promissory note of $1,084,224, and any interest accrued on the notes was adjusted and recalculated at a rate of 7% per annum.  During the remainder of 2011 and 2012, we either borrowed from Mr. Bradley or he paid on our behalf an aggregate of $66,000.

As of December 31, 2012, we owed $386,539 in accrued salary to Mr. Bradley.  This amount was converted in the first quarter of 2013 into warrants to purchase 1,546,156 shares of our common stock.

On December 5, 2012, Mr. Bradley converted all of our indebtedness owed to him other than accrued salary into our common stock at a price of $0.25 per share.  As a result, the debt in the amount of $1,296,715, which included accrued interest in the amount of $875, was converted into 5,186,860 shares of our common stock, and the indebtedness owed to Mr. Bradley was deemed paid in full. Accrued interest in the amount of $84,581 was considered forgiven due to this conversion.

In 2013, as part of the private placements described above under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” Bradley Brothers LLC invested $284,000 and received 946,667 shares of our common stock and warrants to purchase 946,667 shares.  Bradley Brothers LLC is 50% owned by Nathaniel Bradley and 50% owned by Sean Bradley, our Chief Technology Officer, Vice President, Secretary and director.

Sean Bradley, Chief Technology Officer, Vice President, Secretary and Director

As of December 31, 2012, we owed Sean Bradley $341,731 in accrued salary.  This amount was converted in the first quarter of 2013 into warrants to purchase 1,366,924 shares of our common stock.

Item 14: Principal Accountants Fees and Services

The firm of MaloneBailey, LLP acts as our independent registered public accounting firm. The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2013 and for fiscal year ended December 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our financial reports on Form S-1, Form 10-Qs in the future and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2013	December 31, 2012
Audit Fees	$45,500	$20,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	8,355	3,000
Total	$53,855	$23,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)                                 The following documents are filed as part of this report:

(1)                                 Financial Statements — See Index to Consolidated Financial Statements on page F-1 below and the financial pages that follow.

(2)                                 Financial Statements Schedules — Schedule II - Valuation and Qualifying Accounts. All schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes thereto.

(3)                                 Exhibits — The following exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

Exhibit No.	Description
3.1	Certificate of Incorporation of AudioEye, Inc. (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc. (1)

3.3	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc. (2)

3.4*	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc.

3.5	By-laws of AudioEye, Inc. (1)

4.1	Form of Warrant (First Private Placement) (9)

4.2	Form of Warrant (Second Private Placement) (9)

10.1	Master Agreement dated as of September 22, 2011 between CMG Holdings Group, Inc. and AudioEye Acquisition Corporation (1)

10.2	Form of Services Agreement between CMG Holdings Group, Inc. and AudioEye, Inc. (1)

10.3	Termination and Release Agreement dated October 24, 2011 between Maryland Technology Development Corp. and AudioEye, Inc. (3)

10.4	Promissory Note dated October 24, 2011 between Maryland Technology Development Corp. and AudioEye, Inc. (4)

10.5	AudioEye, Inc. 2012 Incentive Compensation Plan effective December 19, 2012 (4)

10.6	AudioEye, Inc. 2013 Incentive Compensation Plan effective August 20, 2013 (8)

10.7	Agreement and Plan of Merger dated as of March 22, 2013 between AudioEye, Inc. and AudioEye Acquisition Corporation (6)

10.8	Executive Employment Agreement dated August 7, 2013 between Nathaniel Bradley and AudioEye, Inc. (7)

10.9	Executive Employment Agreement dated August 7, 2013 between Sean Bradley and AudioEye, Inc. (7)

10.10	Executive Employment Agreement dated August 7, 2013 between James Crawford and AudioEye, Inc. (7)

10.11	Executive Employment Agreement dated August 7, 2013 between Edward O’Donnell and AudioEye, Inc. (7)

Exhibit No.	Description
10.12	Executive Employment Agreement dated August 7, 2013 between Constantine Potamianos and AudioEye, Inc. (7)

10.13	Performance Share Unit Agreement dated August 7, 2013 between Nathaniel Bradley and AudioEye, Inc. (7)

10.14	Performance Share Unit Agreement dated August 7, 2013 between Sean Bradley and AudioEye, Inc. (7)

10.15	Performance Share Unit Agreement dated August 7, 2013 between James Crawford and AudioEye, Inc. (7)

10.16	Registration Rights Agreement dated as of November 13, 2013 by and among the Company and the investors identified on the signature pages thereto (First Private Placement) (9)

10.17	Registration Rights Agreement dated as of December 23, 2013 by and among the Company and the investors identified on the signature pages thereto (Second Private Placement) (9)

10.18	Executive Employment Agreement dated January 27, 2014 between Paul Arena and AudioEye, Inc. (10)

10.19	Performance Share Unit Agreement dated January 27, 2014 between Paul Arena and AudioEye, Inc. (10)

10.20	AudioEye, Inc. 2014 Incentive Compensation Plan effective January 27, 2014 (11)

14.1	Code of Ethics (6)

21.1*	Subsidiaries of AudioEye, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                             Filed herewith.

(1)                     Incorporated by reference to Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 21, 2011.

(2)                     Incorporated by reference to Form S-1/A, filed with the SEC on October 1, 2012.

(3)                     Incorporated by reference to Form S-1/A, filed with the SEC on February 10, 2012.

(4)                     Incorporated by reference to Form S-1/A, filed with the SEC on January 11, 2013.

(5)                     Incorporated by reference to Form 8-K, filed with the SEC on March 27, 2013.

(6)                     Incorporated by reference to Form 10-K, filed with the SEC on April 15, 2013.

(7)                     Incorporated by reference to Form 10-Q, filed with the SEC on August 9, 2013.

(8)                     Incorporated by reference to Form S-8, filed with the SEC on August 28, 2013.

(9)                     Incorporated by reference to Form 8-K, filed with the SEC on December 26, 2013.

(10)              Incorporated by reference to Form 8-K, filed with the SEC on January 30, 2014.

(11)              Incorporated by reference to Form S-1/A, filed with the SEC on February 4, 2014.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2014.

AUDIOEYE, INC.

By:	/s/ Nathaniel Bradley
Nathaniel Bradley
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Edward O’Donnell
Edward O’Donnell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Arena	Executive Chairman/Chairman of the Board	March 31, 2014
Paul Arena	and Director

/s/ Dr. Carr Bettis	Director	March 31, 2014
Dr. Carr Bettis

/s/ Nathaniel Bradley	Chief Executive Officer, President and	March 31, 2014
Nathaniel Bradley	Director

/s/ Sean Bradley	Chief Technical Officer, Vice President,	March 31, 2014
Sean Bradley	Secretary and Director

/s/ James Crawford	Chief Operating Officer, Treasurer and	March 31, 2014
James Crawford	Director

/s/ Ernest Purcell	Director	March 31, 2014
Ernest Purcell

/s/ Edward Withrow III	Director	March 31, 2014
Edward Withrow III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

AudioEye, Inc.

9070 S. Rita Road, Suite 1450

Tucson, Arizona 85747

We have audited the accompanying consolidated balance sheets of AudioEye, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AudioEye, Inc. and its subsidiary as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

March 31, 2014

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$1,847,004	$11,710
Accounts receivable, net	569,297	16,256
Related party receivables	82,250	16,125
Marketable securities	—	30,000
Total Current Assets	2,498,551	74,091

Property and equipment, net	3,847	7,043
Intangible assets, net	3,073,945	3,418,621
Goodwill	700,528	700,528
Total Assets	$6,276,871	$4,200,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$416,531	$498,366
Deferred revenue	—	54,823
Notes and loans payable-current	172,845	1,466,700
Related party payable	243,424	829,418
Total Current Liabilities	832,800	2,849,307

Long Term liabilities
Notes and loans payable-long term	79,800	97,800
Related party loans	35,000	10,000
Total Long Term Liabilities	114,800	107,800

Total Liabilities	947,600	2,957,107

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.00001 par value, 10,000,000 and 500,000 shares authorized, none issued and outstanding as of December 31, 2013 and 2012, respectively	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized, 53,239,369 and 35,192,045 issued and outstanding, as of December 31, 2013 and 2012, respectively	532	352
Treasury stock	(623,000)	—
Additional paid in capital	13,231,212	5,639,671
Accumulated deficit	(7,279,473)	(4,396,847)
Total Stockholders’ Equity-AudioEye, Inc.	5,329,271	1,243,176
Total Stockholders’ Equity	5,329,271	1,243,176
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,276,871	$4,200,283

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2013	December 31, 2012

Revenues	$1,449,660	$279,062
Revenues from related party	108,500	3,000
Total revenues	1,558,160	282,062

Cost of services	404,088	265,330

Gross Profit	1,154,072	16,732

Selling and marketing expenses	301,280	—
Research and technology expenses	56,515	—
General and administrative expenses	3,243,382	904,347
Amortization and depreciation	359,414	149,179
Total operating expenses	3,960,591	1,053,526

Operating income (loss)	(2,806,519)	(1,036,794)

Other income (expense)
Realized gain (loss) on marketable securities	(19,500)	12,000
Interest expense	(56,607)	(141,495)
Total other income (expense)	(76,107)	(129,495)

Net (loss)	$(2,882,626)	$(1,166,289)

Net (loss) per common share - basic and diluted	$(0.07)	$(0.04)

Weighted average common shares outstanding - basic and diluted	42,514,610	30,161,501

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM DECEMBER 31, 2011 TO DECEMBER 31, 2013

	COMMON STOCK		PAID IN	NON-CONTROLLING INTEREST /TREASURY	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	STOCK	(DEFICIT)	TOTAL

Balance, December 31, 2011	30,005,185	300	1,118,683	(14,701)	(3,230,558)	(2,126,276)

Stock option expense	—	—	11,309	—	—	11,309
Capital contribution for services	—	—	20,000	—	—	20,000
Acquisition of AEAC — merger of entities under common control	—	—	3,123,136	—	—	3,123,136
Acquisition of non-controlling interest	—	—	(14,701)	14,701	—	—
Forgiveness of related party accrued interest	—	—	84,581	—	—	84,581
Issuance of stock related to conversion of debt	5,186,860	52	1,296,663	—	—	1,296,715
Net loss	—	—	—	—	(1,166,289)	(1,166,289)

Balance, December 31, 2012	35,192,045	$352	$5,639,671	$—	$(4,396,847)	$1,243,176

Common stock issued for debt and interest	7,870,154	79	1,709,212	—	—	1,709,291

Common stock issued for cash, net	11,130,336	111	3,231,881	—	—	3,231,992

Common stock issued for related party debt	746,667	7	223,993	—	—	224,000

Common stock issued for services	200,000	2	49,998	—	—	50,000

Common stock issued for related party accounts payable	100,000	1	49,999	—	—	50,000

Options exercised	184,750	2	47,748	—	—	47,750

Warrants issued for conversion of accrued salary	—	—	1,022,751	—	—	1,022,751

Warrants issued for conversion of accounts payable	—	—	51,000	—	—	51,000

Warrants. Options and PSU issued for services	—	—	1,191,128	—	—	1,191,128

Debt discount for warrants issued with debt	—	—	13,831	—	—	13,831

Less: Treasury stock: at cost	(2,184,583)	(22)	—	(623,000)	—	(623,022)
Net loss	—	—	—	—	(2,882,626)	(2,882,626)

Balance, December 31, 2013	53,239,369	$532	$13,231,212	$(623,000)	$(7,279,473)	$5,329,271

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2013	December 31, 2012
Cash Flows from operating activities:
Net (loss)	$(2,882,626)	$(1,166,289)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	359,414	137,076
Stock, option and warrant expense	1,241,128	31,309
Amortization of debt discount	12,676	—
Realized (gain) loss on investments	19,500	(12,000)
Changes in operating assets and liabilities:
Accounts receivable	(603,041)	(4,619)
Related party receivable	(66,125)	(3,000)
Accounts payable and accruals	53,256	241,529
Deferred revenue	(54,823)	41,628
Related party payables	522,257	431,148
Net cash (used in) operating activities	(1,398,384)	(303,218)

Cash Flows from investing activities:
Cash (paid for) intellectual property	(11,542)	(2,928)
Net cash (used in) investing activities	(11,542)	(2,928)

Cash Flows from financing activities:
Payments on related party loans	—	(2,500)
Payments on debt	(218,000)	(742,000)
Repurchase of treasury stock	(573,022)	—
Issuance of common stock for cash	3,231,992	—
Proceeds from exercise of warrants	47,750	—
Borrowings on related party debt	224,000	12,500
Borrowings on debt	532,500	1,017,700
Net cash provided by financing activities	3,245,220	285,700

Increase (decrease) in cash	1,835,294	(20,446)
Cash - beginning of period	11,710	32,156
Cash - end of period	$1,847,004	$11,710

NON-CASH FINANCING ACTIVITIES
Debt discount for warrants issued with debt	13,831	—
Payment of related party debt in exchange for available for sale securities	10,500	—
Repayment of debt with common stock	1,709,291	1,296,715
Repayment of related party debt with common stock	224,000	—
Warrants issued for accrued salary	1,022,751	—
Warrants issued for accounts payable	51,000	—
Repayment of related party payables with common stock	50,000	—
Treasury stock purchased in exchange for reduction of accounts receivable	50,000	—
Forgiveness of related party debt and accrued interest	—	84,581
Accounts payable paid by related party loan	—	50,000
Intangible asset from the purchase of AudioEye by AEAC	—	3,123,136
Acquisition of non controlling interest	—	14,701

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$12,213	$2,864
Income taxes paid	$—	$—

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

On November 12, 2013, the Company and CMG terminated the Royalty Agreement.

On December 30, 2013, the Company completed the repurchase of 2,184,583 shares of its common stock owned by CMG which shares were transferred to the Company in January, 2014 and retired to treasury.  In connection, with the repurchase, the Company paid CMG $573,022 and forgave a $50,000 payable from an affiliate of CMG.

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

During the year ended December 31, 2013 and 2012, Empire had no activity.  Empire had no assets or liabilities as of December 31, 2013 and December 31, 2012.

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

Research and technology expenses

Research and technology expenses are expensed in the period costs are incurred. For the year ended December 31, 2013, research and technology expenses totaled $56,515.

Revenue Recognition

Revenue is recognized when all applicable recognition criteria have been met, which generally include (a) persuasive evidence of an existing arrangement; (b) fixed or determinable price; (c) delivery has occurred or service has been rendered; and (d) collectability of the sales price is reasonably assured. For software and technology development contracts the company recognizes revenues on a percentage of completion method based upon several factors including but not limited to (a) estimate of total hours and milestones to complete; (b) total hours completed; (c) delivery of services rendered; (d) change in estimates; and (e) collectability of the contract.

The Company had two major customers generate 81% and 81% of its revenue in the fiscal years ended December 31, 2013 and 2012.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of the

Company’s customers. The Company does not generally require collateral for its accounts receivable. There was an allowance for doubtful accounts of $0 and $102,000 as of December 31, 2013 and 2012, respectively.

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

Goodwill, Intangible Assets, and Long-lived

Goodwill is carried at cost and is not amortized.  The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data.  Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill base on qualitative assessment at December 31, 2013 and determined that there was no impairment.

The fair value of the Company’s reporting unit is dependent upon the Company’s estimate of future cash flows and other factors. The Company’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. Estimated future cash flows are adjusted by an appropriate discount rate derived from the Company’s market capitalization plus a suitable control premium at date of the evaluation. The financial and credit market volatility directly impacts the Company’s fair value measurement through the Company’s weighted average cost of capital that the Company uses to determine its discount rate and through the Company’s stock price that the Company uses to determine its market capitalization. Therefore, changes in the stock price may also affect the amount of impairment recorded. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of the Company’s common stock over a 30- day period before each assessment date. The Company’s uses this 30-day duration to consider inherent market fluctuations that may affect any individual closing price. The Company believes that its market capitalization alone does not fully capture the fair value of its business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of the Company’s business. As such, in determining fair value, the Company adds a control premium to its market capitalization. To estimate the control premium, the Company considered its unique competitive advantages that would likely provide synergies to a market participant. In addition, the Company considered external market factors, which it believes, contributed to the decline and volatility in the Company’s stock price that did not reflect the Company’s underlying fair value.

The Company recognizes an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their useful lives. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the

Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.

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

Patents were evaluated for impairment and no impairment losses were incurred during the years ended December 31, 2013 and 2012, respectively.

Equity-Based Payments

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505-50, “Equity-Based Payments to Non-Employees”, which requires that such equity instruments are recorded at their fair value on the measurement date, with the measurement of such compensation being subject to periodic adjustment as the underlying equity instruments vest.

The Company account for equity instruments issued to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share and basic earnings (loss) per share are not included in the net loss per share computation until the Company has Net Income. Diluted loss per share including the dilutive effects of common stock equivalents on an “as if converted” basis would reduce the loss per share and thereby be antidilutive.

Financial instruments

The carrying amount of the Company’s financial instruments, consisting of cash equivalents, short-term investments, account and notes receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. The carrying amount of the Company’s long-term debt approximates fair value since the stated rate of interest approximates a market rate of interest.

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

The following are the Company’s marketable securities as of December 31, 2013 and 2012:

	Fair Value	Fair Value Hierarchy
Marketable securities, December 31, 2013	$-0-	Level 1
Marketable securities, December 31, 2012	$30,000	Level 1

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3: MARKETABLE SECURITIES

As of the years ended December 31, 2013 and 2012, the Company held - 0- and 150,000 shares of the common stock of Ecologic Transportation, Inc. with a fair value of $-0- and $30,000, respectively. A realized loss of $19,500 was recorded for the year ended December 31, 2013. A realized gain of $12,000 was recorded for the years ended December 31, 2012.

NOTE 4: PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment consists of the following:

	December 31,	December 31,
	2013	2012
Computer & Peripherals	$25,478	$25,478
Accumulated Deprecation	(21,631)	(18,435)
Property Plant & Equipment, Net	$3,847	$7,043

Depreciation expense totaled $3,196 and $3,883 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5: INTANGIBLE ASSETS

Prior to December 31, 2013, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Prior to any impairment adjustment, intangible assets consisted of the following:

	December 30,	December 31,
	2013	2012

Patents	$3,563,343	$3,553,651
Accumulated Amortization	(489,398)	(135,030)
Intangible Assets, Net	$3,073,945	$3,418,621

Amortization expense totaled $354,368 and $135,030 for the year ended December 31, 2013 and 2012, respectively.

NOTE 6: RELATED PARTY TRANSACTIONS

CMG

On March 31, 2010, CMG Holdings Group, Inc. (“CMG”) acquired the Company.  In connection with the acquisition, the Company’s former stockholders retained rights to receive cash from the exploitation of its technology (the “Rights”) consisting of 50% of any cash received from income earned, settlements or judgments directly resulting from the Company’s patent strategy and a share of its net income for 2010, 2011 and 2012 from the exploitation of its technology.  The Rights were then contributed to a newly formed Nevada corporation, AudioEye Acquisition Corporation (“AEAC”) in exchange for shares of AEAC.

On June 22, 2011, CMG entered into a Master Agreement with AEAC pursuant to which: (i) the stockholders of AEAC would acquire from the CMG 80% of the Company’s capital stock (the “Separation”) and (ii) CMG would distribute to its stockholders, in the form of a dividend, 5% of the Company’s capital stock (the “Spin-off”).  Pursuant to the Master Agreement, AEAC was required to arrange for the release of senior secured notes (the “Senior Notes”) issued by CMG in an aggregate principal amount of $1,025,000, which CMG had been unable to service.  On August 15, 2012, the Company, CMG and AEAC completed the Separation.  In connection with the Separation, AEAC arranged for the release of CMG under the Senior Notes by payment to CMGO Investors LLC (“Investors”) the holder thereof of $700,000, the delivery of a secured promissory note in the principal amount of $425,000 and the issuance of 1,500,000 shares of the common stock of AEAC.  On February 6, 2013, the note to Investors was paid in full.  Payment consisted of cash payments of $200,000 of which $16,339 was interest and $183,661 was principal.  The balance of the principal of $241,359 was repaid with the issuance to Investors of 1,998,402 common shares of the Company, which was 5.678562% of the outstanding shares on February 6, 2013.  On January 29, 2013, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-1 with respect to 1,500,259 shares of its common stock to be issued in the Spin-off. On February 22, 2013, CMG completed the Spin-off.

In connection with the Separation, the Company entered into a Royalty Agreement with CMG. Pursuant to the Royalty Agreement, for a period of five years, the Company would pay to CMG 10% of cash received from income earned or settlements on judgments directly resulting from the Company’s patent enforcement and licensing strategy, whether received by it on any of its affiliates, net in either case of any direct costs or tax implications incurred in pursuit of such strategy as they relate to the patents described in the Master Agreement.  Additionally, the Company entered into a Services Agreement with CMG whereby, without duplication to the amounts payable under the Royalty Agreement, for a period of 5 years, CMG will receive a commission of 7.5% of all revenues received by the Company after the Separation from all business, clients or other sources of revenue procured by CMG or its employees, officers or subsidiaries and directed to us and 10% of net revenues obtained from a specified customer.

On November 12, 2013, the Company and CMG terminated the Royalty Agreement.

On December 30, 2013, the Company completed the repurchase of 2,184,583 shares of its common stock owned by CMG which shares were transferred to the Company in January, 2014 and retired to treasury.  In connection, with the repurchase, the Company paid CMG $573,022 and forgave a $50,000 payable from an affiliate of CMG.

AEAC

On March 22, 2013, the Company and AEAC entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which AEAC would be merged with and into the Company (the “Merger”) with the Company being the surviving entity.  Pursuant to the Merger Agreement, each share of AEAC common stock issued and outstanding immediately prior to the Merger effective date would be converted into .94134 share of the Company’s common stock and the outstanding convertible debentures of AEAC (the “AEAC Debentures”) in the aggregate principal amount of $1,400,200, together with accrued interest thereon, would be assumed by the Company and then exchanged for convertible debentures of the Company (the “AE Debentures”).

Effective March 25, 2013, the Merger was completed.  In connection with the Merger, the stockholders of AEAC received on a pro rata basis the 24,004,143 shares of the Company’s common stock that were held by AEAC, and the former holders of the AEAC Debentures received an aggregate of 5,871,752 shares of the Company’s common stock pursuant to their conversion of all of the AE Debentures issued to replace the AEAC Debentures.  The principal assets of AEAC were the Rights that had been contributed to AEAC by the former stockholders of the Company. As a result of the Merger, the Rights have been extinguished.

Nathaniel Bradley, President, Chief Executive Officer and Director

As of December 31, 2011, the Company had a note balance of $1,245,840 due to Mr. Bradley.

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

The Company analyzed the convertible notes for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. The Company determined the embedded conversion option in the convertible notes met the criteria for classification in stockholders equity under ASC 815-15 and ASC 815- 40 “Derivatives and Hedging”. In addition, the Company determined that the convertible notes did not contain a beneficial conversion feature under FASB ASC 470-20 “Debt with Conversion and Other Options”.

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

As of December 31, 2012, related party loan totaled $10,000.

During the year ended December 31, 2013, the Company borrowed a total of $224,000, due on demand with a warrant to purchase 28,400 common shares, vesting immediately with a strike price of $0.40. The 28,400 common share warrant was valued at $6,901 on the date the note was granted using a closing price that day of $0.35 through $0.43, a strike price of $0.40, term of 5 years, volatility of 100%, dividends of 0% and a discount rate of 1.37% through 1.43%. The value of the of $6,901 is reflected as a discount which was then amortized to expense because the note is a demand note. In the same year, $199,000 of prinicpal balance and $25,000 acrued salary was converted to 746,667of the Company’s common stock along with a warrant to purchase 746,677 shares of the Company’s common stock. The warrant shall vest immediately with a strike price of $0.4 and expire in 2018. As of December 31, 2013, related party loan totaled $35,000.

As of December 31, 2013 and 2012, the Company owed $39,500 and $386,539 in accrued salary to Mr. Bradley.  During 2013, the Company recognized additional of salary expense of which $461,539 was converted to warrant to purchase 1,831,783 shares of the Company’s common stock, $25,000 was converted to common stock as discussed above and $10,500 was exchanged for marketable securities the Company held as of December 31, 2012 which resulted a realized loss of $19,500 during the period of 2013.

Sean Bradley, Chief Technology Officer, Vice President, Secretary and Director

As of December 31, 2013 and 2012, the Company owed Sean Bradley $24,375 and $341,731 in accrued salary.  During 2013, the Company recognized additional salary expense of which $399,648 was converted to a warrant to purchase 1,587,290 shares of the Company’s common stock.

Others

As of December 31, 2013 and 2012, the Company had accrued salary due to other officer of $29,375 and $101,148. During 2013, the Company recognized additional salary expense of which $161,564 was converted to a warrant to purchase 626,680 shares of the Company’s common stock.

As of December 31, 2013, there were $150,174 of accounts payable due to related party.

In summary, as of December 31, 2013 and 2012, the total balances of related party payable were $243,424 and $829,418, respectively.

As of December 31, 2013 and 2012, there were outstanding receivables of $82,250 and $16,125, respectively, for services performed for related parties.

For the year ended December 31, 2013 and 2012, there were revenues earned of $108,500 and $3,000, respectively, for services performed for related parties.

NOTE 7: NOTES PAYABLE

As at December 31, 2012 and 2013, the Company has current and long term notes payable of $172,845 and $1,466,700 and $79,800 and $97,800, respectively as shown in the table below.

Notes and loans payable	December 31, 2013	December 31, 2012

Short Term
Maryland TEDCO	$24,000	$24,000
Notes Payable (net of $1,155 discount)	148,845	—
AudioEye Acquisition Corp Notes	—	1,017,700
CMGO Investors, LLC	—	425,000
Total	$172,845	$1,466,700
Long Term
Maryland TEDCO	$79,800	$97,800
Total	$79,800	$97,800

As of December 31, 2012, the Company had an outstanding loan to a third party in the amount of $74,900, which was originally issued during 2006 as part of an Investment Agreement.  The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the balance sheet.  The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement (“Release”) with the third party.  The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the third-party in the combined amount of principal and accrued interest to date, for a total principal amount of $149,800.  The note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011.  As of December 31,  2013 and 2012, the principal amount owing was $103,800 and $121,800, respectively, of which $24,000 and $24,000, respectively, has been recorded as the current portion of the note, and $79,800 and $97,800, respectively, as the long-term portion of the note, respectively. The Company has paid $18,000 and $24,000 in monthly installments for the year ended December 31, 2013 and 2012, respectively.

On August 15, 2012, the Company issued a Secured Promissory Note to CMGO Investors LLC, the agent for the former holders of CMG’s senior debt, in the amount of $425,000, related to the separation of the Company from CMG, which took place on August 17, 2012.  The note bore interest at 8% per annum.  Pursuant to an extension granted by the noteholder, the note was due on February 6, 2013.  The noteholder had the option to convert the principal and interest into 10% of the Company’s total issued and outstanding common shares as of the date of the notice to convert, but in no event more than 6,000,000 shares. On February 6, 2013, the Secured Promissory Note was repaid in full. Payment consisted of cash payments of $200,000, of which $16,339 was interest and $183,661 was principal. The balance of the principal of $241,359 was repaid with the issuance of 1,998,402 common shares of the Company, which represented 5.678562% of the outstanding shares on February 6, 2013.

For the period ending December 31, 2012, AEAC borrowed $1,017,7000 which was evidenced by the issuance of AEAC Debentures. These debentures bore interest at 8% per annum and were due one year from the date of issuance. The debenture holders had the option to convert the principal and interest at an exercise price $0.25 per share. During the period ended March 31, 2013, AEAC borrowed an additional $382,500 under the same term.

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

On August 3, 2013, the Company borrowed $150,000 with a coupon rate of 10%, due on September 10, 2013 with a warrant to purchase 20,000 common shares, vesting immediately with a strike price of $0.50. The 20,000 common share warrant was valued at $6,930 on August 3, 2013 using a closing price that day of $0.47, a strike price of $0.50, term of 5 years, volatility of 100%, dividends of 0%, and a discount rate of 1.36%. The value of the warrant of $6,930 is reflected as a discount to the note for a net amount of $143,070. For the period ended December 31, 2013, interest was accrued in the amount of $2,384 and $5,755 was recognzied as amortization expense. As of December 31, 2013, the note has a balance of $148,845, net of discount of $1,155.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The Company’s principal executive offices are located at 5210 E. Williams Circle, Fifth Floor, Tucson, Arizona 85711, consisting of approximately 6,003 square feet as of January 24, 2014. The Company’s office is leased for an aggregate amount of $12,927 per month. The Company’s total rent expense was approximately $38,388 and $30,165 under office leases for the years ended December 31, 2013 and 2012, respectively.

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

Edward O’Donnell. Pursuant to an Executive Employment Agreement, Mr. O’Donnell was employed as the Company’s Chief Financial Officer.  The term of the Executive Employment Agreement is two years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $165,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of the Company’s board of directors or the compensation committee.  Mr. O’Donnell is also entitled to equity awards under the Company’s incentive compensation plan.

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

NOTE 9: STOCKHOLDERS’ EQUITY

The total number of authorized shares of common stock that may be issued by the Company was 4,000,000 with a par value of $0.00001 per share. On August 17, 2012, the Company increased the total number of authorized shares of common stock to 100,000,000 shares, with a par value of $0.00001.

On August 17, 2012, in connection with the separation of the Company from CMG, the Company effectuated a forward split of its outstanding shares of common stock.  As a result, each outstanding share of common stock was forward split into 11.78299032 shares of the Company’s common stock, resulting in a total number of shares issued of 30,005,185.

As a result of the acquisition of AEAC (see note 14), $3,123,136 has been recorded into additional paid in capital since the transaction was accounted as merger of entities under common control. Also during 2012, AEAC paid $20,000 of the Company’s accounts payable and forgave the debt. This amount has been recorded into paid in capital.

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

On April 30, 2012, LVS agreed to sell its 50% membership interest in Empire to the Company for consideration of $10 and the sum of previous LVS capital contributions paid in cash to Empire. The non-controlling interest of $14,701 was then eliminated and Empire is now treated, as a 100% owned consolidated subsidiary.

During the year ended December 31, 2012, $11,309 was recognized was stock option expense. See note 11.

As of December 31, 2013 and December 31, 2012, the Company had 53,239,369 and 35,192,045 shares of common stock issued and outstanding, respectively.

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

On April 5, 2013 the Company issued 200,000 shares of the Company’s common stock for services valued at $50,000. The shares were valued at the market price of the respective dates of issuance.

On September 10, 2013, the Company issued 142,500 common shares for the exercise of options and received proceeds of $37,188.

On October 10, 2013, the Company issued 42,250 common shares for the exercise of options and received proceeds of $10,562.

In the quarter ended June 30, 2013, pursuant to a private placement, the Company sold to a group of accredited investors 1,092,000 units for gross aggregate proceeds of $496,000 net of private placement cost of $39,100 and of which 100,000 of the units was for $50,000 of accounts payable to related party that was forgiven. Each unit consists of one share of the Company’s common stock and a three-year warrant to purchase one share of the Company’s common stock.  The warrants included in the units have an exercise price of $0.50 per share. The purchase price of each unit was $0.50. On August 8, 2013, the Company issued a total of 1,092,000 shares of its common stock in connection with the private placement subscriptions received through June 30, 2013. As of September 30, 2013, warrants to purchase up to a total of 1,092,000 shares of the Company’s common stock were to be issued in connection with the sale of units through the private placement (the “Private Placement”. These warrants will not be issued until the final closing of the Private Placement.

On November 25, 2013, the Company conducted a final closing of the Private Placement pursuant to which an additional 50,000 units were sold to an affiliate of a director. Each unit consisted of one share of the Company’s common stock and a three-year warrant to purchase one share of the Company’s common stock.  The warrants included in the units have an exercise price of $0.50 per share. The purchase price of each unit was $0.50 for a total of $25,000.

On December 23, 2013, the Company sold an aggregate of 10,088,336 units to 15 accredited investors for gross proceeds of $3,026,500 net of private placement cost of $276,408 in a separate private placement (the “Second Private Placement”).  The units in the Second Private Placement consisted of 10,088,336 shares of the Company’s common stock and warrants to purchase an additional 10,088,336 shares of the Company’s common stock, which warrants include warrants to purchase 952,564 shares of the Company’s common stock issued to the placement agent in connection with their services.  The warrants in the Second Private Placement are for a term of five years and have an exercise price of $0.40 per share.

During the year ended December 31, 2013, $199,000 of prinicpal balance and $25,000 acrued salary was converted to 746,667of the Company’s common stock along with warrant  to purchase 746,677 shares of the Company’s common stock. See Note 6.

On December 30, 2013, the Company completed the repurchase of 2,184,583 shares of the Company’s common stock owned by CMG which shares were transferred to the Company in January, 2014 and retired to treasury.  In connection, with the repurchase, the Company paid CMG $573,022 and forgave a $50,000 payable to the Company from an affiliate of CMG.

During the year ended December 31, 2013, 4,054,753 of the Company’s warrants were issued to convert $1,022,751 of accrued salary. See note 6 and 12.

During the year ended December 31, 2013, 41,872 of the Company’s warrants were issued to convert $51,000 of accounts payable. See note 12.

During the year ended December 31, 2013, $1,191,128 was recognized as stock option, warrant and PSU expense. See note 11, 12 and 13.

NOTE 10: INCOME TAXES

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

Deferred tax assets:	December 31, 2013	December 31, 2012
Net operating loss carry forwards	$1,720,000	$1,170,000
Less valuation allowance	(1,720,000)	(1,170,000)
Net deferred tax asset	$—	$—

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions, which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The approximate net operating loss carry forward was $5,071,000 and $3,440,000 as of December 31, 2013 and 2012, respectively and will start to expire in 2029.

NOTE 11: OPTIONS

As at December 31, 2012 and 2013, the Company has 2,820,000 and 4,485,250 options issued and outstanding. There were no options outstanding and no option activity prior to December 2012.

On December 19, 2012, the Company issued 2,820,000 options for the initial option grant. Prior to this issuance there had been no option grants. This tranche of options vest over 2 years at exercise price of $0.25 and expire on December 19, 2017. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.25 years, expected volatility of 250%, date of issue risk free interest rate of 0.39%, and expected dividend yield of 0%. The value on the grant date of the options was $687,953 and the option expense for December 31, 2013 and 2012 was determined to be $377,121 and $11,309. As of December 31, 2013, 184,750 options have been exercised from this tranche of options.

The Company issued 400,000 options on May 10, 2013, which vest 50% on grant date and 12.5% every 90 days thereafter, have an exercise price of $1.00 per share, and expire on May 9, 2016. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.42 years, expected volatility of 100%, risk free interest rate of 0.82%, and expected dividend yield of 0%. The value on the grant date of the options was $152,067 and the option expense for December 31, 2013 and 2012 was determined to be $124,987 and $0. As of December 31, 2013, no options have been exercised from this tranche of options.

On July 29, 2013, the Company issued 350,000 options, which vest 50% on July 29, 2014 and 50% on July 29, 2015, have an exercise price of $0.35 and expire on July 29, 2018. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.67 years, expected volatility of 100%, risk free interest rate of 0.82%, and expected dividend yield of 0%. The value on the grant date of the options was $72,311 and the option expense for December 31, 2013 and 2012 was determined to be $15,354 and $0. As of December 31, 2013, no options have been exercised from this tranche of options.

On August 20, 2013, the Company issued 300,000 options, which vest 50% in February 2014 and 50% in August 2014, have an exercise price of $0.40 and $0.50 and expire on August 20, 2018. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.88 years, expected volatility of 100%, risk free interest rate of 0.82%, and expected dividend yield of 0%. The value on the grant date of the options was $67,928 and the option expense for December 31, 2013 and 2012 was determined to be $24,752 and $0. As of December 31, 2013, no options have been exercised from this tranche of options.

On August 20, 2013, the Company issued 700,000 options, which vest 50% immediately and 12.5% every 90 days thereafter, have an exercise price of $0.50. Out of the 700,000 options, 100,000 expire on August 20, 2016 and the rest 600,000 expire on August 20, 2018. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.75 years for the options expiring in 2016 and expected term of 2.88 years for the options expiring in 2018, expected volatility of 100%, risk free interest rate of 0.82%, and expected dividend yield of 0%. The value on the grant date of the options was $147,441 and the option expense for December 31, 2013 and 2012 was determined to be $100,583 and $0. As of December 31, 2013, no options have been exercised from this tranche of options.

On December 13, 2013, the Company issued 100,000 options, which vest 50% immediately and 12.5% every 90 days thereafter, have an exercise price of $0.50 and expire on December 13, 2018. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.42 years, expected volatility of 100%, risk free interest rate of 0.82%, and expected dividend yield of 0%. The value on the grant date of the options was $11,180 and the option expense for December 31, 2013 and 2012 was determined to be $5,590 and $0. As of December 31, 2013, no options have been exercised from this tranche of options.

	Number of	Wtd Avg.
	Shares	Exercise Price
None outstanding at December 31, 2011	—	—

Granted	2,820,000	0.25

Outstanding at December 31, 2012	2,820,000	0.25

Granted	1,850,000	$0.57
Exercised	184,750	0.25

Outstanding at December 31, 2013	4,485,250	$0.38

As of December 31, 2013 and 2012 the outstanding options had a weighted average remaining term and intrinsic value of 3.96 and 4.97 years and $99,070 and $0, respectively.

Outstanding and Exercisable Options

Average Exercise Price	Number of Shares	Remaining Average Contractual Life (in years)	Exercise Price times number of Shares	Weighted Average Exercise Price	Intrinsic Value
$0.25	4,485,250	3.96	$1,716,313	$0.38	$99,070
	4,485,250		$1,716,313	$0.38	$99,070

The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.42 through 3.25 years, expected volatility of 100% through 250%, date of issue risk free interest rates, and expected dividend yield of 0%. The expensed amount for options for December 31, 2013 and 2012 was determined to be $648,387 and $11,309.

NOTE 12: WARRANTS

On March 19, 2013, the Company’s board of directors approved the issuance of warrants to James Crawford, Nathaniel Bradley and Sean Bradley to purchase up to 464,593, 1,696,155 and 1,491,924, respectively, shares of the Company’s common stock in consideration for the release of an aggregate of $913,168 due to the issuees. The warrants have an issuance date of March 19, 2013, expire on March 19, 2018, have a strike price of $0.25 per share, and vest in 1/3 increments on the annual anniversaries of the issuance. The warrants to purchase up to an aggregate of 3,652,672 shares of common stock were valued at $913,168, which is the same amount as the related party payables forgiven.

On May 10, 2013, the Company’s board of directors approved the issuance of a warrant to a third party to purchase up to 41,872 shares of the Company’s common stock in settlement of accounts payable. The warrant expires on May 10, 2018, has a strike price of $1.22 per share, and was vested upon grant. The warrant was valued at $51,000, which is the same amount as the accounts payable forgiven.

On June 30, 2013, the Company’s board of directors approved the issuance of warrants to James Crawford, Nathaniel Bradley and Sean Bradley to purchase up to 38,333, 32,500 and 28,333, respectively, shares of the Company’s common stock in consideration for the release of an aggregate of $38,333 due to the issuees. The warrants have an issuance date of June 30, 2013, expire on June 30, 2016, have a strike price of $0.50 per share, and were vested upon grant. The warrants to purchase up to 99,166 an aggregate of shares of common stock were valued at $38,333, which is the same amount as the related party payables forgiven.

In the 2013, pursuant to a private placement (the “Private Placement”), the Company sold 1,142,000 units to a group of accredited investors, with each unit consisting of one share of the Company’s common stock and a three-year warrant to purchase one share of the Company’s common stock.  The warrants included in the units have an exercise price of $0.50 per share. The purchase price of each unit was $0.50. As of December 31, 2013, 1,042,000 shares of the Company’s common stock were issued and warrants to purchase up to a total of 1,042,000 shares of the Company’s common stock were to be issued in connection with the Private Placement.

During 2013, the Company’s board of directors approved the issuance of warrants to multiple entities to purchase up to 405,000, in aggregate, shares of Company common stock as a part of the service contracts. The warrants expire in five years, have a strike price of $0.25 - $0.60 per share, and were vested upon grant. The warrants to purchase up to 405,000 an aggregate of shares of common stock were valued at $98,851 and was expensed during the year ended December 31, 2013.

On August 3, 2013, the Company issued a warrant to purchase up to 20,000 shares of Company common stock to the issuer of the $150,000 note detailed in Note 7. The warrant has an issue date of August 3, 2013, expires on August 3, 2018, has a strike price of $0.50, and was vested upon grant. The warrant was valued at $6,930 and recorded as a debt discount to the note.

During the November and December of 2013, the Company issued a warrant to purchase up to 28,400 shares of Company common stock to the issuer of the $224,000 note detailed in Note 6. The warrant will expire in five years, has a strike price of $0.40, and was vested upon grant. The warrant was valued at $6,901 and recorded as a debt discount to the note.

On September 30, 2013, the Company’s board of directors approved the issuance of warrants to James Crawford, Nathaniel Bradley, Sean Bradley and Ted O’Donnell to purchase up to 95,394, 103,128, 67,033, and 28,360, respectively, shares of the Company’s common stock in consideration for the release of an aggregate of $71,250 due to the issuees. The warrants have an issuance date of September 30, 2013, expire on September 30, 2016, have a strike price of $0.39 per share, and were vested upon grant. The warrants to purchase up to 293,915 an aggregate of shares of common stock were valued at $71,250, which is the same amount as the related party payables forgiven.

On November 16, 2013, the Company issued 1,300,000 warrants which vest immediately and have an exercise price of $0.01 and expire on December 13, 2018. The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 5 years, expected volatility of 100%, risk free interest rate of 1.68%, and expected dividend yield of 0%. The value on the grant date of the options was $331,287 and the expense for December 31, 2013 and 2012 was determined to be $331,286 and $0. As of December 31, 2013, no options have been exercised from this tranche of options.

On December 24, 2013, the Company sold 10,088,336 units as a part of a private placement to a group of accredited investors, with each unit consisting of one share of the Company’s common stock and and a three-year warrant to purchase one share of the Company’s common stock.  The warrants included in the units have an exercise price of $0.40 per share. The purchase price of each unit was $0.30. As of December 24, 2013, 10,088,336  shares of the Company’s common stock and warrants to purchase up to a total of 10,888,336  shares of the Company’s common stock were to be issued in connection with the Private Placement. The Company received net cash of $2,750,092 from the sale of units.

During the year ended December 31, 2013, a related party converted $199,000 of related party loan and $25,000 acrued salary 746,667of the Company common stock along with warrant  to purchase 746,677 shares of the Company’s common stock. The warrant shall vest immediately with s strike price of $0.4 and expire in 2018.

There was no warrant activity before 2013. Below is a table summarizing the Company’s outstanding warrants as of December 31, 2012 and December 31, 2013:

			Wtd Avg.
	Number of Shares	Wtd Avg. Exercise Price	Remaining Term	Intrinsic Value
None outstanding at December 31, 2012	—	—	—	—

Granted	18,770,591	0.35	4.62	$416,000

Outstanding at December 31, 2013	18,770,591	0.35	4.62	—

The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.5 to 5.0 years, expected volatility of 100% to 250%, risk free interest rate of 0.82% to 1.68%, and expected dividend yield of 0%.

For the year ended December 31, 2013 and 2012, the Company has incurred warrants based expense of $430,138 and $0.

NOTE 13: PERFORMANCE SHARE UNITS

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

For the year ending December 31, 2013, the Company has incurred performance share unit based expense of $112,603 and has additional expense to be amortized of $337,397 through the first quarter of 2016.

NOTE 14: ACQUISITION OF AUDIOEYE, INC. BY AUDIOEYE ACQUISITION CORPORATION

On August 17, 2012  AEAC acquired 80% of AudioEye , Inc, for $1,125,000 and 1,500,000 shares of AEAC common stock with a fair value of $375,000.

On August 17, 2012, the Company determined the fair value AudioEye’s patents to be $3,551,814. The following table sets forth the purchase price allocation for the acquisition of AudioEye, Inc. as of August 17, 2012:

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

NOTE 15:  MERGER OF AUDIOEYE, INC. AND AUDIOEYE ACQUISITION CORPORATION

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

As a result of the merger, AEAC is now a wholly owned subsidiary of AudioEye, Inc.  This transaction was accounted for as a combination of entities under common control under ASC 805-10-15.  Accordingly, the historical financial statements have been adjusted retroactively assuming the transaction occurred on January 1, 2012.  The Company recorded the following net assets after elimination of intercompany receivables and payables between AudioEye, Inc.:

Assets
Cash	4,593
Intangible Assets	3,551,814
Goodwill	700,528
Total Assets	4,256,935

Liabilities
Accounts payable and accrued expenses	117,162

Net Assets	4,139,773

NOTE 16  - CONCENTRATIONS

During the year ended December 31, 2013, the Company had two customers that each comprised approximately 70% and 10% of total revenues, respectively.  During the year ended December 31, 2012 one of these customers comprised approximately 58% of total revenues.

NOTE 17: SUBSEQUENT EVENTS

Effective January 27, 2014, the Company entered into agreements with Paul Arena.  Under an Executive Employment Agreement dated as of January 27, 2014 (the “Agreement”), Mr. Arena will have direct responsibility working in conjunction with the Company’s Chief Executive Officer, over operations, sales marketing, financial accounting and SEC reporting, operational budgeting, sales costing analysis, billing and auditor interfacing.  The initial term of Mr. Arena’s employment is two years.  Mr. Arena’s base salary is $275,000 per year.  Mr. Arena is to receive a signing bonus of $35,000 and is entitled to a quarterly bonus of up to $50,000 based on recognized revenues for the applicable quarter and additional bonuses at the discretion of the Company’s board of directors or compensation committee.  Mr. Arena has been granted five year warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.40 per share and stock options to purchase 1,500,000 shares at an exercise price of $0.40 per share subject to vesting as set forth in the Agreement.  Pursuant to a separate Performance Share Unit Agreement dated as of January 27, 2014 (the “PSU Agreement”), the Company granted to Mr. Arena an award of up to 3,000,000 PSUs.  Each PSU represents the right to receive one share of common stock.  The number of PSUs that Mr. Arena actually earns will be determined by the level of achievement of the performance goals set forth in the PSU Agreement.

On January 27, 2014 the Company issued 44,307 shares of common stock and a five-year warrant to purchase 44,307 shares of common stock with a strike price of $0.40 for payment for services.

On January 30, 2014, the Company sold an aggregate of 666,667 units to 2 accredited investors for gross proceeds of $200,000 in a separate private placement (the “Second Private Placement”).  The units in the Second Private Placement consisted of 666,667 shares of the Company’s common stock and warrants to purchase an additional 666,667 shares of the Company’s common stock.  The warrants in the Second Private Placement are for a term of five years and have an exercise price of $0.40 per share.

The Company registered the resale of a maximum of 26,286,836 shares of common stock under a registration statement, which was declared effective on February 11, 2014.

Effective March 3, 2014, Ernest W. Purcell was elected to the Company’s board of directors to fill a vacancy on the board as a result of the resignation of Craig Columbus, which was also effective March 3, 2014. Pursuant to his appointment, Mr. Purcell has been granted stock options to purchase 250,000 shares of common stock at an exercise price of $0.40 per share.

Effective March 5, 2014, stockholders holding a majority of the Company’s outstanding shares of common stock (i) approved the AudioEye, Inc. 2014 Incentive Compensation Plan, (ii) granted authority to the Company’s Chief Executive Officer to file a Certificate of Amendment to the Certificate of Incorporation to increase the authorized number of shares of Company common stock to 250,000,000 from 100,000,000 and (iii) granted authority to the Company’s Chief Executive Officer to file a Certificate of Amendment to the Certificate of Incorporation prior to the Company’s listing on a national market or exchange, and in connection with meeting the applicable listing requirements of such national market or exchange, to implement a reverse stock split of the outstanding shares of common stock on the basis of one post-reverse split share for up to every ten pre-reverse split shares, with the exact ratio to be determined by the Chief Executive Officer.

On March 24, 2014, the Company’s board of directors approved the issuance of a warrant to a third party to purchase up to 1,000,000 shares of the Company’s common stock in connection with services. The warrant has an issuance date of March 24, 2014, expires on March 24, 2017, has a strike price of $0.40 per share, and vests as follows:  the warrant becomes exercisable for one share for every $10 of gross sales by the Company during the 12-month period immediately following the date of the warrant to customers introduced by the holder’s affiliate.

On March 24, 2014, the Company’s board of directors approved the grant of stock options to purchase 2,577,100 shares at an average exercise price of $0.45 per share under the AudioEye, Inc. 2013 Incentive Compensation Plan and the AudioEye, Inc. 2014 Incentive Compensation Plan.

On March 27, 2014, the Company filed a Certificate of Amendment to the Certificate of Incorporation increasing the authorized number of shares of Company common stock to 250,000,000 from 100,000,000.

Through March 31, 2014, the Company has issued 100,000 shares of common stock for services and 1,300,000 shares of common pursuant to exercise of warrants for a total proceed of $13,000.