Form 10-Q
period 2014-03-31
AUDIOEYE INC
filed 2014-05-14
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-177463

AudioEye, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2939845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5210 East Williams Circle, Suite 500, Tucson, Arizona	85711
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  866-331-5324

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

As of May 14, 2014, 55,517,709 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of March 31, 2014 and 2013 and for the three month period ended March 31, 2014 and 2013 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$492,718	$1,847,004
Accounts receivable, net	1,295,051	569,297
Related party receivables	83,375	82,250
Prepaid assets & security deposits	49,643	—
Total Current Assets	1,920,787	2,498,551

Property and equipment, net	3,048	3,847
Intangible assets, net	3,830,823	3,073,945
Goodwill	700,528	700,528
Total Assets	6,455,186	$6,276,871

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,275,184	$416,531
Notes and loans payable-current, net of discount of $0 and $1,155, respectively	24,000	172,845
Related party payable	87,000	243,424
Related party loans	35,000	35,000
Total Current Liabilities	1,421,184	867,800

Long Term Liabilities
Notes and loans payable-long term	69,800	79,800
Total Long Term Liabilities	69,800	79,800
Total Liabilities	1,490,984	947,600

STOCKHOLDERS’ EQUITY
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, none issued and outstanding, as of March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 55,399,839 and 53,239,369 issued and outstanding, as of March 31, 2014 and December 31, 2013 respectively	554	532
Treasury stock	(623,000)	(623,000)
Additional paid in capital	14,274,875	13,231,212
Accumulated deficit	(8,688,227)	(7,279,473)
Total Stockholders’ Deficit	4,964,202	5,329,271
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,455,186	$6,276,871

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended
	March 31, 2014	March 31, 2013

Revenue	$1,029,761	$223,172
Revenue from related party	3,125	1,125
Total revenues	1,032,886	224,297

Cost of revenues	41,153	45,023

Gross profit	991,733	179,274

Operating expenses:
Selling & marketing	495,383	7,750
Research & development	130,624	—
General and administrative expenses	1,667,600	444,050
Amortization & depreciation	99,897	89,593
Total operating expenses	2,393,504	541,393

Operating income (loss)	(1,401,771)	(362,119)

Other income (expense)
Unrealized gain (loss) on marketable securities	—	(9,000)
Interest expense	(6,983)	(24,967)
Total other income (expense)	(6,983)	(33,967)

Net (loss)	$(1,408,754)	$(396,086)

Net (loss) per common share - basic and diluted	$(0.03)	$(0.01)

Weighted average common shares outstanding - basic and diluted	54,215,367	36,965,057

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months ended
	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities:
Net (loss)	$(1,408,754)	$(396,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	99,897	89,593
Stock, option and warrant expense	849,148	169,756
Unrealized (gain) loss on investments	—	9,000
Amortization of debt discount	1,155	—
Changes in operating assets and liabilities:
Accounts receivable	(725,754)	3,256
Related party receivable	(1,125)	—
Prepaid & other assets	(49,643)	—
Accounts payable and accruals	116,153	70,071
Deferred revenue	—	(10,380)
Related party payables	(156,424)	—
Net cash (used in) operating activities	(1,275,347)	(64,790)

Cash Flows from Investing Activities:
Cash paid for intangible assets	(113,476)	—
Net cash (used in) by investing activities	(113,476)	—

Cash Flows from Financing Activities:
Repayment of note payable	(160,000)	(206,000)
Issuance of common stock for cash	181,537	—
Issuance of equity for cash exercise of options and warrants	13,000	—
Proceeds from third party loans	—	352,500
Net cash provided by financing activities	34,537	146,500

Increase (decrease) in cash	(1,354,286)	81,710
Cash - beginning of period	1,847,004	11,710
Cash - end of period	$492,718	$93,420

NON-CASH FINANCING ACTIVITIES
Common stock issued for conversion of debt	$—	$1,692,932
Warrants issued for related party loans	—	829,418
Common stock issued to CMGO for debt repayment	—	241,339
Patents capitalized in accounts payable	—	1,837
Accounts payable converted into debt	—	30,000
Intangible assets purchased with accounts payable	742,500	—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,658	$24,967
Income taxes paid	$—	$—

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 (Unaudited)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of AudioEye, Inc. and its wholly-owned subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2013 as reported in the Company’s Annual Report on Form 10-K have been omitted.

Corporate Information and Background

AudioEye, Inc. was formed as a Delaware corporation on May 20, 2005. The Company focuses on working to improve the mobility, usability and accessibility of all Internet-based content through the development, sale, licensing and use of its proprietary accessibility technologies. Audio Internet® is a technology that utilizes patented architecture to deliver a fully accessible audio equivalent of a visual website or mobile website in a compliant format that can be navigated, utilized, interacted with, and transacted from, without the use of a monitor or mouse, by individuals with visual impairments. For individuals with hearing impairments, Audio Internet® provides captioning for websites, and the challenges of reaching those with other impairments are also addressed by the technology platform.

Complete with an ever-growing suite of utilities tailored to the needs of different disabled users, the AudioEye® Audio Internet® Accessibility Platform is a fully scalable cloud-based solution designed and developed to meet the needs and compliance mandates for an ever-growing demographic.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition

Revenue is recognized when all applicable recognition criteria have been met, which generally include: (a) persuasive evidence of an existing arrangement; (b) a fixed or determinable price; (c) delivery has occurred or service has been rendered; and (d) the collectability of the sales price is reasonably assured. For software and technology development contracts where applicable, the Company recognizes revenues on a percentage of completion method based upon several factors including but not limited to: (a) an estimate of total hours and milestones to complete; (b) the total hours completed; (c) the delivery of services rendered; (d) the change in estimates; and (e) the collectability of the contract.

Licensing revenues for intangible assets, including intellectual property such as patents and trademarks, are recognized when all applicable criteria have been met: (a) persuasive evidence of an existing arrangement; (b) a fixed or determinable price; (c) the delivery has occurred or service has been rendered; and (d) the collectability of the sales price is reasonably assured. Licensing revenues are recognized over the term of the contract or, in the case of a perpetual license, revenues are recognized in the period the criteria have been met. In transactions where the Company engages in a non-cash exchange for a license of the Company for the license of the Company’s customer, the Company follows ASC 985-605 and ASC 958-845-10. The licenses received from the Company’s customers are sold, licensed or leased in a different line of business from the Company license delivered to the Company’s customers in the exchange. The fair value of the technology or products exchanged or received is determinable within reasonable limits and used to determine vendor-specific objective evidence with the purpose to enhance product offerings for the sale or license to third parties. The Company uses fair value guidance of the vendor-specific objective evidence of fair value (“VSOE”) under ASC 985-605. The contracts are then evaluted for commercial substance, including that the licenses received by the Company in the exchange are expected, at the time of the exchange, to be deployed and used by the software vendor and the value ascribed to the transaction reasonably reflects such expected use.  For the three months ended March 31, 2014, the Company sold one license for cash of $225,000 and exchanged the same license to three other customers for licenses to their intellectual property. The three licenses exhanged were determined to meet the aforementioned criteria and were each recognized as revenue and intangible assets for $225,000 each for a total of $675,000.

NOTE 2: RELATED PARTY TRANSACTIONS

As of March 31, 2014 and December 31, 2013, related party loans totaled $35,000 and $35,000, respectively.

As of March 31, 2014 and December 31, 2013, there were related party payables of $87,000 and $243,424, respectively, for services performed by related parties. During the three months ended March 31, 2014, the Company repaid $156,424 to related parties for services, payroll and reimburseable expenses.

As of March 31, 2014 and December 31, 2013, there were outstanding receivables of $83,375 and $82,250, respectively, for services performed for related parties.

For the three months ended March 31, 2014 and 2013, there were revenues earned of $3,125 and $1,125, respectively, for services performed for related parties.

NOTE 3: NOTES PAYABLE

As of March 31, 2014 and December 31, 2013, the Company had the current and long term notes payable of $24,000 and $172,845 and $69,800 and $79,800, respectively as shown in the table below.

Notes and loans payable	March 31, 2014	December 31, 2013

Short Term
Maryland TEDCO Note	$24,000	$24,000
Note Payable (net of $0 and $1,155 discount, resepectively)	—	148,845
Total	$24,000	$172,845
Long Term
Maryland TEDCO Note	$69,800	$79,800
Total	$69,800	$79,800

As of December 31, 2012, the Company had an outstanding loan to a third party in the amount of $74,900, which was originally issued during 2006 as part of an investment agreement.  The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the balance sheet.  The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement (“Release”) with the noteholder.  The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the

Company to issue a Promissory Note to the noteholder in the combined amount of principal and accrued interest owed to date, for a total principal amount of $149,800 (the “Maryland TEDCO Note”).  The Maryland TEDCO Note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011.  As of March 31, 2014 and December 31,  2013 the principal amount owing was $93,800 and $103,800, respectively, of which $24,000 and $24,000, respectively, has been recorded as the current portion of the note, and $69,800 and $79,800, respectively, as the long-term portion of the note, respectively.

On August 3, 2013, the Company borrowed $150,000 with a coupon rate of 10%, due on September 10, 2013 with a warrant to purchase 20,000 common shares, that vested immediately with a strike price of $0.50. The warrant was valued at $6,930 on August 3, 2013 using a closing price that day of $0.47, a strike price of $0.50, term of 5 years, volatility of 100%, dividends of 0%, and a discount rate of 1.36%. The value of the warrant of $6,930 is reflected as a discount to the note for a net amount of $143,070. For the year ended December 31, 2013, interest was accrued in the amount of $2,384 and $5,755 was recognzied as amortization expense. During the quarter ending March 31, 2014, the note principal of $150,000 and interest of $3,658 was paid in full and $1,155 was recognized as amortization expenses.

NOTE 4: STOCKHOLDERS’ EQUITY

As of March 31, 2014 and December 31, 2013, the Company had 55,399,839 and 53,239,369 shares of common stock issued and outstanding, respectively.

On January 30, 2014, the Company sold an aggregate of 666,667 units to two accredited investors for gross proceeds of $200,000 in the second closing of a private placement (the “Second Private Placement”). Placement fees were paid and the company received net proceeds of $181,537. The units in the Second Private Placement consisted of 666,667 shares of the Company’s common stock and warrants to purchase an additional 666,667 shares of the Company’s common stock.  The warrants in the Second Private Placement have a term of five years and an exercise price of $0.40 per share.

On February 3, 2014, the Company issued 44,307 shares of common stock valued at $13,292 and a five-year warrant to purchase 44,307 shares of common stock with a strike price of $0.40, volatility of 100% and a risk free rate of 1.44% and a fair value of $9,103, which was completely expensed in the current period. The warrant was issued to compensate for consulting services provided by a third-party. The shares were valued at the market price of the respective date of issuance.

On March 27, 2014, the Company filed a Certificate of Amendment to the Certificate of Incorporation increasing the authorized number of shares of Company common stock to 250,000,000 from 100,000,000.

On March 28, 2014, the Company issued 49,496 shares of common stock pursuant to the cashless exercise of 100,000 options.

From January 1, 2014 through March 31, 2014, the Company also issued 100,000 shares of common stock for services for an expense of $28,500 with no future period amortization and 1,300,000 shares of common stock pursuant to exercise of warrants for total proceeds of $13,000. The shares were valued at the market price of the respective date of issuance.

NOTE 5: OPTIONS

As of March 31, 2014 and December 31, 2013, the Company has 8,712,350 and 4,485,250 options issued and outstanding, respectively.

	Number of Options	Wtd Avg. Exercise Price	Wtd Avg. Remaining Term	Intrinsic Value
Outstanding at December 31, 2013	4,485,250	$0.38	3.96	$99,070

Granted	4,327,100	0.43	5.17	—
Less Exercised	100,000	0.25	—	—

Outstanding at March 31, 2014	8,712,350	$0.41	4.31	$489,225

The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.67 to 2.88 years, expected volatility of 100%, risk free interest rate of 1.54% to 1.76%, and expected dividend yield of 0%.

On January 27, 2014, the Company awarded 1,500,000 options, one third of which vested immediately, one third upon the Company reporting a minimum of $10 million in annualized revenues by the 2nd anniversary and one third upon the Company reporting a minimum of $20 million in annualized reveunes by the 3rd anniversary from the grant date, with an exercise price of $0.40 per share and an expiration date of January 27, 2019. The fair value on the grant date of the options was $274,463 and the option expense for three months ended March 31, 2014 was determined to be $91,488.

On February 17, 2014, the Company awarded 55,000 options, which vest over three years, with an exercise price of $0.305 per share and an expiration date of February 17, 2019. The fair value on the grant date of the options was $9,752 and the option expense for three months ended March 31, 2014 was determined to be $582.

On March 3, 2014, the Company awarded 250,000 options, of which 20% vested immediately and 20% vest every 90 days thereafter, with an exercise price of $0.40 per share and an expiration date of March 3, 2019. The fair value on the grant date of the options was $37,805 and the option expense for three months ended March 31, 2014 was determined to be $7,561.

On March 24, 2014, the Company awarded 1,522,100 options, which vest over three years,with the exception of 200,000 options issued to one individual that vested immediately upon grant. The options have an exercise price of $0.45 per share and an expiration date of March 24, 2019. The value on the grant date of the options was $675,775 and the option expense for three months ended March 31, 2014 was determined to be $60,501.

On March 28, 2014, 100,000 options were exercised in a cashless manner and 49,496 shares of common stock were issued.

For the three months ended March 31, 2014 expense amortized for options issued prior to January 1, 2014 was $146,002.

For the three months ended March 31, 2014 and 2013, stock compensation expense related to the options totaled $306,134 and $86,006, respectively. For the three months ended March 31, 2014 and 2013, stock compensation expense related to the options, warrants and performance stock units totaled $807,356 and $86,006, respectively. The total stock compensation expense related to the options, warrants and performance stock units to be amortized through March 2017 is $2,402,590 as of March 31, 2014.

NOTE 6: WARRANTS

Below is a table summarizing the Company’s outstanding warrants as of March 31, 2014 and December 31, 2013:

	Number of Warrants	Wtd Avg. Exercise Price	Wtd Avg. Remaining Term	Intrinsic Value
Outstanding at December 31, 2013	18,770,591	$0.35	4.64	—

Granted	2,014,308	0.40	4.16	—
Less Exercised	1,300,000	0.01	—	—

Outstanding at March 31, 2014	19,484,899	$0.38	4.32	$1,918,848

The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.17 years, expected volatility of 100%, risk free interest rate of 1.55% to 1.76%, and expected dividend yield of 0%.

On November 16, 2013, the Company issued warrants to purchase1,300,000 of common stock which vested immediately and have an exercise price of $0.01 per share and expire on December 13, 2018. The fair value on the grant date of the options was $331,287 and the expense for year ended December 31, 2013 was determined to be $331,286. As of March 31, 2014, these warrants have been exercised in their entirety.

On January 27, 2014, the Company issued five-year fully-vested warrants to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.40 per share. The fair value on the grant date of the warrants was $49,469 and the expense for the three months ended March 31, 2014 was determined to be $49,469. As of March 31, 2014, these warrants have not been exercised.

On January 30, 2014, the Company sold an aggregate of 666,667 units to two accredited investors for gross proceeds of $200,000 in the Second Private Placement.  The units in the Second Private Placement consisted of 666,667 shares of the Company’s common stock and warrants to purchase an additional 666,667 shares of the Company’s common stock, as well as 53,334 placement agent warrants.  The warrants in the Second Private Placement have a term of five years, an exercise price of $0.40 per share and a fair value determined to be $136,707. As of March 31, 2014, these warrants have not been exercised.

On February 3, 2014, the Company issued 44,307 shares of common stock and five-year fully-vested warrants to purchase 44,307 shares of common stock with an exercise price of $0.40 per share for payment for services. The fair value on the grant date of the warrants was $9,103 and the expense for the three months ended March 31, 2014 was determined to be $9,103. As of March 31, 2014, these warrants have not been exercised.

On March 24, 2014, the Company issued warrants to purchase 1,000,000 shares of common stock. The warrants vest as follows: one warrant share for every $10 of gross sales by the Company during the 12-month period immediately following the date of grant to customers introduced by an affiliate of the warrant holder. The warrants have an exercise price of $0.40 per share and an expiration date of March 24, 2019. The fair value on the grant date of the warrants was $346,997 and the warrant expense for March 31, 2014 was determined to be $346,997. As of March 31, 2014, these warrants have not been exercised.

For the three months ended March 31, 2014 and 2013, the Company has incurred warrant-based expense of $405,569 and $0, respectively. For the three months ended March 31, 2014 and 2013, stock compensation expense related to the options, warrants and performance stock units totaled $807,356  and $86,006, respectively. The total stock compensation expense related to the options, warrants and performance stock units to be amortized through March 2017 is $2,402,590  as of March 31, 2014.

NOTE 7: PERFORMANCE SHARE UNITS

On January 27, 2014, the Company entered into a Performance Share Unit Agreement under the AudioEye, Inc. 2013 Incentive Compensation Plan with Paul Arena, the Company’s Executive Chairman. Mr. Arena was granted an award of up to an aggregate of 3,000,000 Performance Share Units (“PSUs”).  Each PSU represents the right to receive one share of the Company’s common stock.  The number of PSUs for a performance period will be determined by the level of achievement of performance goals in accordance with the terms and provisions of the Performance Share Unit Agreement.

Below is a table summarizing the Company’s outstanding performance share units as of March 31, 2014 and December 31, 2013:

			Wtd Avg.
	Number of PSUs	Wtd Avg. Grant Price	Remaining Term
Outstanding at December 31, 2013	1,000,000	$0.45	2

Granted	3,000,000	0.33	2.67

Outstanding at March 31, 2014	4,000,000	$0.36	2.50

For the three months ended March 31, 2014 and 2013, the Company has incurred performance share unit-based expense of $95,653 and $0, respectively. For the three months ended March 31, 2014 and 2013, stock compensation expense related to the options, warrants and performance stock units totaled $807,356 and $86,006, respectively. The total stock compensation expense related to the options, warrants and performance stock units to be amortized through March 2017 is $2,402,590  as of March 31, 2014.

NOTE 8: INTANGIBLE ASSETS

As of March 31, 2014, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of five or ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Prior to any impairment adjustment, intangible assets consisted of the following:

	March 31,	December 31,
	2014	2013

Patents	$3,564,319	$3,563,343
Software Development Costs	180,000	—
Licensing	675,000	—
Accumulated Amortization	(588,496)	(489,398)
Intangible Assets, Net	$3,830,823	$3,073,945

Software development costs and licensing intangible assets both have an estimated useful life of 3 years. Software development costs are incurred during the building of the Company’s Internet platform. Licensing costs are those costs incurred to use processes and technologies not developed by the Company. Both software development and licensing costs are subject to annual impairment testing. During the three months ended March 31, 2014, $180,000 was capitalized as software development cost.  During the three months ended March 31, 2014, a total of $675,000 of licenses were purchased by exchanging the Company’s own licenses and were accounted for as a non-cash transaction in accordance with ASC 985-845. See Note 1 for more details.

Amortization expense totaled $99,098 and $88,794 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 9: SUBSEQUENT EVENTS

From April 1, 2014 through May 14, 2014, the Company has issued 100,000 shares of common stock for services for an expense of $49,500 with no future period amortization and 17,870 shares of common stock pursuant to cashless exercise of warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report, the terms “we,” “us,” “our” and similar references refer to AudioEye, Inc. and our wholly-owned subsidiary, unless otherwise indicated.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2013. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Overview

AudioEye, Inc. was formed as a Delaware corporation on May 20, 2005. We focus on working to improve the mobility, usability and accessibility of all Internet-based content through the development, sale, licensing and use of our proprietary accessibility technologies. Our Audio Internet® is a technology that utilizes patented architecture to deliver a fully accessible audio equivalent of a visual website or mobile website in a compliant format that can be navigated, utilized, interacted with, and transacted from, without the use of a monitor or mouse, by individuals with visual impairments. For individuals with hearing impairments, Audio Internet® provides captioning for websites, and the challenges of reaching those with other impairments are also addressed by the technology platform.

Complete with an ever-growing suite of utilities tailored to the needs of different disabled users, the AudioEye® Audio Internet® Accessibility Platform is a fully scalable cloud-based solution designed and developed to meet the needs and compliance mandates for an ever-growing demographic.

We have developed patented Internet content publication and distribution software that enables conversion of any media into accessible formats and allows for real time distribution to end users on any Internet-connected device. We have a patent portfolio comprised of six patents in the United States, as well as several pending U.S. patents.  Our portfolio includes a number of patents that describe unique systems and methods for navigating devices and Internet content, as well as publication and automated solutions that connect to any content management system, and can deliver a mobile, usable, and accessible user experience to any consumer device.

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

Our Annual Report on Form 10-K for the year ended December 31, 2013 provides additional information about our business and operations.

Results of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

Results of Operations

	Three Months Ended March 31,
	2014	2013
Revenue	$1,029,761	$223,172
Revenue from related party	3,125	1,125
Total revenues	1,032,886	224,297
Cost of sales	41,153	45,023
Gross profit (loss)	991,733	179,274
Operating expenses:
Selling & marketing	495,383	7,750
Research & development	130,624	—
General and administrative expenses	1,667,600	444,050
Amortization & depreciation	99,897	89,593
Operating (loss)	(1,401,771)	(362,119)
Unrealized gain (loss) on marketable securities	—	(9,000)
Interest expense	(6,983)	(24,967)

Net (loss)	$(1,408,754)	$(396,086)
Net (loss) per weighted average common shares outstanding — basic and diluted	$(0.03)	$(0.01)

Revenue

For the three months ended March 31, 2014 and 2013, revenue was $1,029,761 and $223,172, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues increased due to increased demand for our services. Additionally, for the three months ended March 31, 2014 and 2013, revenue from related party was $3,125 and $1,125, respectively, consisting primarily of revenue from various levels of website design and maintenance.

Cost of Sales

For the three months ended March 31, 2014 and 2013, cost of sales was $41,153 and $45,023, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit

The increase in revenue and consistency of our implementation costs resulted in a gross profit of $991,733 during the three months ended March 31, 2014 as compared to a gross profit of $179,274 for the three months ended March 31, 2013. Gross profit increased as a result of increasing sales combined with consistent and efficient implementation costs of our products.

Selling and Marketing Expenses

Selling and marketing expenses were $495,383 and $7,750 for the three months ended March 31, 2014 and 2013, respectively.  The increase results from the establishment of dedicated resources to actively sell and market our products and services.

Research and Development Expenses

Research and development expenses were $130,624 and $0 for three months ended March 31, 2014 and 2013, respectively. Research and development expenses increased as a result of the establishment of a dedicated research group during 2013.

General and Administrative Expenses

General and administrative expenses were $1,667,600 and $444,050 for the three months ended March 31, 2014 and 2013, respectively. General and administrative expenses increased as a result of increases in new employees and the associated benefits costs as well as increased stock, option and warrant expense.

Amortization and Depreciation

Amortization and depreciation expenses were $99,897 and $89,593 for the three months ended March 31, 2014 and 2013, respectively. The increase in expense was primarily related to a increase in intellectual property amortization.

Other Income/Expenses

Other income and expenses were charges of $6,983 and $33,967 for the three months ended March 31, 2014 and 2013, respectively.  The resulting change to expense was due to decreases in unrealized losses from marketable equity securities and a substantial decrease in interest expense.

Liquidity and Capital Resources

Working Capital

	At March 31,	At December 31,
	2014	2013
Current Assets	$1,920,787	$2,498,551
Current Liabilities	1,421,184	867,800
Working Capital	$499,603	$1,630,751

The working capital surplus for the periods ended March 31, 2014 and December 31, 2013 was $499,603 and $1,630,751, respectively. The decrease in surplus was primarily due to an increase in accounts payables and accrued expenses.

Cash Flows

	For the three months ended
	March 31,
	2014	2013

Net Cash (Used in) Operating Activities	$(1,275,347)	$(64,790)
Net Cash (Used in) Investing Activities	(113,476)	—
Net Cash Provided by Financing Activities	34,537	146,500
Increase (Decrease) in Cash	$(1,354,286)	$81,710

We had cash in the amount of $492,718 and $93,420 as of March 31, 2014 and 2013, respectively.

In view of our working capital position, continuing operating losses and limited cash, we will be required to raise additional capital through the sale of equity or debt securities or borrowings from financial institutions or third parties or a combination of the foregoing to continue to fund operations.  We cannot assure you that we will be able to obtain sufficient funds on acceptable terms or at all. Without such funds, we will be unable to implement our business plan or continue operations.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, relate to capitalized legal patent costs, income taxes, business combinations, goodwill, intangible assets, share-based payments, revenue recognition, and research and other accounting descriptions. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 except as set forth below.

Revenue is recognized when all applicable recognition criteria have been met, which generally include: (a) persuasive evidence of an existing arrangement; (b) a fixed or determinable price; (c) delivery has occurred or service has been rendered; and (d) the collectability of the sales price is reasonably assured. For software and technology development contracts where applicable, we recognize revenues on a percentage of completion method based upon several factors including but not limited to: (a) an estimate of total hours and milestones to complete; (b) the total hours completed; (c) the delivery of services rendered; (d) the change in estimates; and (e) the collectability of the contract.

Licensing revenues for intangible assets, including intellectual property such as patents and trademarks, are recognized when all applicable criteria have been met: (a) persuasive evidence of an existing arrangement; (b) a fixed or determinable price; (c) the delivery has occurred or service has been rendered; and (d) the collectability of the sales price is reasonably assured. Licensing revenues are recognized over the term of the contract or, in the case of a perpetual license, revenues are recognized in the period the criteria have been met. In transactions where we engage in a non-cash exchange for a license of ours for the license of our customer, we follow ASC 985-605 and ASC 958-845-10. The licenses received from our customers are sold, licensed or leased in a different line of business from our license delivered to our customers in the exchange. The fair value of the technology or products exchanged or received is determinable within reasonable limits and used to determine vendor-specific objective evidence with the purpose to enhance product offerings for the sale or license to third parties. we use fair value guidance of the vendor-specific objective evidence of fair value (“VSOE”) under ASC 985-605. The contracts are then evaluted for commercial substance, including that the licenses received by us in the exchange are expected, at the time of the exchange, to be deployed and used by the software vendor and the value ascribed to the transaction reasonably reflects such expected use.  For the three months ended March 31, 2014, we sold one license for cash of $225,000 and exchanged the same license to three other customers for licenses to their intellectual property. The three licenses exhanged were determined to meet the aforementioned criteria and were each recognized as revenue and intangible assets for $225,000 each for a total of $675,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure.  Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014 due to ommissions of disclosures in accordance with generally accepted accounting principles that have been corrected as of May 14, 2014. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 31, 2014 for a complete discussion relating to the foregoing evaluation of our controls and procedures.

Changes in Internal Control over Financial Reporting

There have been improvements in our internal controls over financial reporting that occurred after the year ended December 31, 2013. In the first quarter of 2014, we remediated inconsistencies and omissions related to certain equity transactions by identifying potential issues in a timely manner and properly classifying those transactions by adding an additional layer of review to equity transactions.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1.A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

On January 30, 2014, we sold an aggregate of 666,667 units to two accredited investors for gross proceeds of $200,000 in the second closing of a private placement (the “Second Private Placement”). Placement fees were paid, including placement agent warrants to purchase 53,334 shares of our common stock, and we received net proceeds of $181,537, which are being used for general working capital purposes. The units in the Second Private Placement consisted of 666,667 shares of our common stock and warrants to purchase an additional 666,667 shares of our common stock.  The warrants in the Second Private Placement have a term of five years and have an exercise price of $0.40 per share.

On February 3, 2014, we issued 44,307 shares of common stock and a five-year warrant to purchase 44,307 shares of common stock with a strike price of $0.40 for payment for services.

From January 1, 2014 through March 31, 2014, we issued 100,000 shares of common stock for services, 49,496 shares of common stock pursuant to exercise of options and 1,300,000 shares of common stock pursuant to exercise of warrants for total proceeds of $13,000.

The offer and sale of the securities set forth above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company determined that the investors were accredited based on representations made by the investors to the Company

Use of Proceeds from Public Offering of Common Stock

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	AudioEye, Inc. 2014 Inventive Compensation Plan (1)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*                             Filed herewith.

(1)                     Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (Reg No. 333-195471)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May 2014.

AUDIOEYE, INC.

By:	/s/ Nathaniel Bradley
Nathaniel Bradley
Chief Executive Officer and President

By:	/s/ Edward O’Donnell
Edward O’Donnell
Chief Financial Officer