Form 10-Q
period 2014-06-30
AUDIOEYE INC
filed 2014-08-11
CIK 1362190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 11, 2014, 69,367,752 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of June 30, 2014 and 2013 and for the three and six month periods ended June 30, 2014 and 2013 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$514,165	$1,847,004
Accounts receivable, net	645,119	569,297
Related party receivables	26,375	82,250
Prepaid assets and security deposits	2,985,924	—
Stock subscriptions receivable	60,000	—
Marketable securities	60,000	—
Total Current Assets	4,291,583	2,498,551

Property and equipment, net	2,249	3,847
Intangible assets, net	3,898,530	3,073,945
Goodwill	700,528	700,528
Total Assets	8,892,890	$6,276,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,165,633	$416,531
Deferred revenue	600	—
Notes and loans payable-current, net of unamortized discounts of $0 and $1,155, respectively	24,000	172,845
Related party payables	87,000	243,424
Related party loans	35,000	35,000
Total Current Liabilities	1,312,233	867,800

Long Term Liabilities
Notes and loans payable-long term	65,800	79,800
Total Long Term Liabilities	65,800	79,800
Total Liabilities	1,378,033	947,600

STOCKHOLDERS’ EQUITY
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, none issued and outstanding, as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 59,256,291 and 53,239,369 issued and outstanding, as of June 30, 2014 and December 31, 2013 respectively	593	532
Treasury stock	(623,000)	(623,000)
Additional paid-in capital	15,823,868	13,231,212
Accumulated deficit	(7,686,604)	(7,279,473)
Total Stockholders’ Equity	7,514,857	5,329,271
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,892,890	$6,276,871

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$3,011,908	$182,232	$4,041,669	$406,529
Revenue from related party	1,125	18,000	4,250	18,000
Total revenues	3,013,033	200,232	4,045,919	424,529

Cost of revenues	334,312	50,767	375,465	95,790

Gross profit	2,678,721	149,465	3,670,454	328,739

Operating expenses:
Selling and marketing	259,719	41,866	755,100	49,616
Research and development	108,146	—	238,770	—
General and administrative expenses	1,135,947	547,574	2,803,547	991,618
Amortization and depreciation	172,827	89,726	272,724	179,325
Total operating expenses	1,676,639	679,166	4,070,141	1,220,559

Operating income (loss)	1,002,082	(529,701)	(399,687)	(891,820)

Other income (expense)
Unrealized loss on marketable securities	—	—	—	(9,000)
Interest expense	(461)	(199)	(7,444)	(25,166)
Total other income (expense)	(461)	(199)	(7,444)	(34,166)

Net income (loss)	$1,001,621	$(529,900)	$(407,131)	$(925,986)

Net income (loss) per common share - basic	$0.02	$(0.01)	$(0.01)	$(0.02)
Net income (loss) per common share - diluted	$0.02	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding - basic	55,484,007	43,324,188	54,946,209	40,287,985
Weighted average common shares outstanding - diluted	57,957,031	43,324,188	54,946,209	40,287,985

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2014	June 30, 2013

Cash Flows from Operating Activities:
Net loss	$(407,131)	$(925,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272,724	179,189
Stock, option and warrant expense	1,227,408	253,358
Shares issued for sevices	396,620	50,000
Unrealized loss on investments	—	9,000
Amortization of debt discount	1,155	—
Licenses sold in exchange for licenses	(675,000)	—
Licenses sold in exchange for prepaid services	(3,150,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(135,822)	2,265
Related party receivable	55,875	(18,000)
Prepaid and other assets	164,076	—
Accounts payable and accruals	749,102	3,503
Deferred revenue	600	(54,575)
Related party payables	(156,424)	122,083
Net cash used in operating activities	(1,656,817)	(379,163)

Cash Flows from Investing Activities:
Cash paid for intangible assets	(420,711)	(6,266)
Net cash used in investing activities	(420,711)	(6,266)

Cash Flows from Financing Activities:
Repayment of note payable	(164,000)	(212,000)
Issuance of common stock for cash, net of issuance costs	895,689	426,900
Issuance of equity for cash exercise of options and warrants	13,000	—
Proceeds from third party loans	—	352,500
Net cash provided by financing activities	744,689	567,400

Net (decrease) increase in cash	(1,332,839)	181,971
Cash - beginning of period	1,847,004	11,710
Cash - end of period	$514,165	$193,681

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$7,444	$24,967
Income taxes paid	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of debt	$—	$1,709,291
Warrants issued for related party loans	—	1,002,501
Issuance of common stock for subscriptions receivable	60,000	—
Common stock issued for accounts payable	—	50,000
Accounts payable converted into debt	—	30,000
Accounts receivable converted to marketable securities	60,000	—

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of AudioEye, Inc. and its wholly-owned subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

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

Revenue Recognition

Revenue is recognized when all applicable recognition criteria have been met, which generally include: (a) persuasive evidence of an existing arrangement; (b) a fixed or determinable price; (c) delivery has occurred or service has been rendered; and (d) the collectability of the sales price is reasonably assured. For software and technology development contracts, where applicable, the Company recognizes revenues on a percentage of completion method based upon several factors including but not limited to: (a) an estimate of total hours and milestones to complete; (b) the total hours completed; (c) the delivery of services rendered; (d) the change in estimates; and (e) the collectability of the contract.

Licensing revenues for intangible assets, including intellectual property such as patents and trademarks, are recognized when all of the following criteria have been met: (a) persuasive evidence of an existing arrangement; (b) a fixed or determinable price; (c) the delivery has occurred or service has been rendered; and (d) the collectability of the sales price is reasonably assured. Licensing revenues are recognized over the term of the contract or, in the case of a perpetual license, revenues are recognized in the period the criteria have been met. In transactions where the Company engages in a non-cash exchange of a license of the Company for the license of the Company’s customer, the Company follows Accounting Standards Codification (“ASC”) 985-605 and ASC 985-845-10. The licenses received from the Company’s customers are sold, licensed or leased in a different line of business from the Company license delivered to the Company’s customers in the exchange. The fair value of the technology or products exchanged or received is determined within reasonable limits and used to determine vendor-specific objective evidence with the purpose to enhance product offerings for the sale or license to third parties. The Company uses fair value guidance of the vendor-specific objective evidence of fair value (“VSOE”) under ASC 985-605. The contracts are then evaluted for commercial substance, including that the licenses received by the Company in the exchange are expected, at the time of the exchange, to be deployed and used by the software vendor and the value ascribed to the transaction reasonably reflects such expected use.

In transactions where the Company engages in a non-cash exchange of a license of the Company for the services of the Company’s customer, the Company follows Accounting Standards Codification (“ASC”) 985-605 and ASC 985-845-10. The fair value of the technology or services exchanged or received is determined within reasonable limits and used to determine vendor-specific objective evidence. The Company uses fair value guidance of the vendor-specific objective evidence of fair value (“VSOE”) under ASC 985-605. The revenue under these transactions is recognized upon delivery of the license and the services received in exchange are recognized as a prepaid asset that is amortized to expense as the services are received. The Company evaluates whether the period over which the services are received requires treatment as extended payment terms under ASC 985-605-25-33 and the Company evaluates the collectibility of the services to be received under ASC 985-605.

For the three and six months ended June 30, 2014, the Company sold an aggregate of thirteen and seventeen licenses, respectively for $225,000 per license and exchanged the license with its customers for either a license to their intellectual property or prepaid services. The thirteen and seventeen licenses exhanged were determined to meet the aforementioned criteria. During the three and six months ended June 30, 2014, nonmmonetary revenue of $2,925,000 and $3,825,000, respectively, was recognized. This resulted in an increase to intangible assets and prepaid expenses of $675,000 and $3,150,000, respectively.

Total revenues for the three and six months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$86,908	$182,232	$216,669	$406,529
Revenue from related party	1,125	18,000	4,250	18,000
Revenues from nonmonetary transactions	2,925,000	—	3,825,000	—
Total revenues	$3,013,033	$200,232	$4,045,919	$424,529

The nonmonetary transactions for the three and six months ended June 30, 2014 and 2013 supported by vendor-specific objective evidence of fair value are listed in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues from license exchanges	$—	$—	$675,000	$—
Revenues from service exchanges	2,925,000	—	3,150,000	—
Revenues from nonmonetary transactions	$2,925,000	$—	$3,825,000	$—

NOTE 2: RELATED PARTY TRANSACTIONS

As of June 30, 2014 and December 31, 2013, related party loans totaled $35,000.

As of June 30, 2014 and December 31, 2013, there were related party payables of $87,000 and $243,424, respectively, for services performed by related parties. During the six months ended June 30, 2014, the Company repaid $156,424 to related parties for services, payroll and reimburseable expenses.

As of June 30, 2014 and December 31, 2013, there were outstanding receivables of $26,375 and $82,250, respectively, for services performed for related parties.

For the three and six months ended June 30, 2014 and 2013, there were revenues earned of $1,125 and $18,000 and $4,250 and $18,000, respectively, for services performed for related parties.

NOTE 3: NOTES PAYABLE

As of June 30, 2014 and December 31, 2013, the Company had the short term and long term notes payable as shown in the table below.

Notes and loans payable	June 30, 2014	December 31, 2013

Short Term
Maryland TEDCO Note	$24,000	$24,000
Note Payable (net of $0 and $1,155 discount, respectively)	—	148,845
Total	$24,000	$172,845
Long Term
Maryland TEDCO Note	$65,800	$79,800
Total	$65,800	$79,800

The Company previously had an outstanding loan from a third party in the amount of $74,900, which was originally issued during 2006 as part of an investment agreement.  The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the balance sheet.  The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement (“Release”) with the noteholder.  The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the noteholder in the combined amount of principal and accrued interest owed to date, for a total principal amount of $149,800 (the “Maryland TEDCO Note”).  The Maryland TEDCO Note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011.  As of June 30, 2014 and December 31, 2013, the principal amount owed was $89,800 and $103,800, respectively, of which $24,000 and $24,000, respectively, has been recorded as the current portion of the note, and $65,800 and $79,800, respectively, as the long-term portion of the note.

On August 3, 2013, the Company borrowed $150,000 from a third party with a coupon rate of 10%, due on September 10, 2013 with a warrant to purchase 20,000 common shares that vested immediately with a strike price of $0.50. The warrant was valued at $6,930 on August 3, 2013 using a closing price that day of $0.47, a strike price of $0.50, term of 5 years, volatility of 100%, dividends of 0%, and a discount rate of 1.36%. The value of the warrant of $6,930 was reflected as a discount to the note for a net amount of $143,070. For the year ended December 31, 2013, interest was accrued in the amount of $2,384 and $5,755 was recognzied as amortization expense. During the six months ending June 30, 2014, the note principal of $150,000 and interest of $3,658 was paid in full and $1,155 was recognized as amortization expenses.

NOTE 4: STOCKHOLDERS’ EQUITY

As of June 30, 2014 and December 31, 2013, the Company had 59,256,291 and 53,239,369 shares of common stock issued and outstanding, respectively.

On January 30, 2014, the Company sold an aggregate of 666,667 units to two accredited investors for gross proceeds of $200,000 in the second closing of a private placement (the “Second Private Placement”). Placement fees of $18,463 were paid and the Company received net proceeds of $181,537. The units in the Second Private Placement consisted of 666,667 shares of the Company’s common stock and warrants to purchase an additional 666,667 shares of the Company’s common stock.  The warrants in the Second Private Placement have a term of five years and an exercise price of $0.40 per share.

On February 3, 2014, the Company issued 44,307 shares of common stock valued at $13,292 and a five-year warrant to purchase 44,307 shares of common stock with a strike price of $0.40, volatility of 100% and a risk free rate of 1.44% and a fair value of $8,186, which was completely expensed in the current period. The warrant was issued to compensate for consulting services provided by a third-party. The shares were valued at the market price of the respective date of issuance.

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

On June 30, 2014, the Company sold an aggregate of 2,766,667 units to three accredited investors for gross proceeds of $830,000 in the third closing of a private placement (the “Third Private Placement”), $60,000 of which was paid for on July 14, 2014 and booked as a stock subscription receivable as of June 30, 2014. Placement fees of $55,848 were paid and the Company received net proceeds of $774,152. The units in the Third Private Placement consisted of 2,766,667 shares of the Company’s common stock and warrants to purchase an additional 2,766,667 shares of the Company’s common stock.  The warrants have a term of five years and an exercise price of $0.40 per share.

From April 1, 2014 through June 30, 2014, the Company also issued 1,071,915 shares of common stock for services for an expense of $354,828 with no future period amortization. Additionally, the Company issued 17,870 shares of common stock pursuant to the cashless exercise of 50,000 warrants.

NOTE 5: OPTIONS

As of June 30, 2014 and December 31, 2013, the Company has 9,287,350 and 4,485,250 options to purchase shares of common stock issued and outstanding, respectively, as follows:

	Number of Options	Wtd Avg. Exercise Price	Wtd Avg. Remaining Term	Intrinsic Value
Outstanding at December 31, 2013	4,485,250	$0.38	3.96	$105,410

Granted	4,902,100	0.42
Less Exercised	100,000	0.25

Outstanding at June 30, 2014	9,287,350	$0.40	4.09	$121,534

The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation during the six months ended June 30, 2014 include expected terms of 2.50 to 3.33 years, expected volatility of 100%, risk free interest rate of 0.83% to 1.76%, and expected dividend yield of 0%.

On January 27, 2014, the Company awarded 1,500,000 options, one third of which vested immediately, one third vest upon the Company reporting a minimum of $10 million in annualized revenues by the second anniversary of the grant date and one third vest upon the Company reporting a minimum of $20 million in annualized reveunes by the third anniversary of the grant date, with an exercise price of $0.40 per share and an expiration date of January 27, 2019. The fair value on the grant date of the options was $303,562 and it is being recognized over the vesting period of the options.

On February 17, 2014, the Company awarded 55,000 options, which vest over three years, with an exercise price of $0.305 per share and an expiration date of February 17, 2019. The fair value on the grant date of the options was $10,556 and it is being recognized over the vesting period of the options.

On March 3, 2014, the Company awarded 250,000 options, of which 20% vested immediately and 20% vest every 90 days thereafter, with an exercise price of $0.40 per share and an expiration date of March 3, 2019. The fair value on the grant date of the options was $36,935 and it is being recognized over the vesting period of the options.

On March 24, 2014, the Company awarded 2,522,100 options, which vest over three years,with the exception of 200,000 options issued to one individual that vested immediately upon grant. The options have an exercise price of $0.45 per share and an expiration date of March 24, 2019. The value on the grant date of the options was $724,948 and it is being recognized over the vesting period of the options.

On March 28, 2014, 100,000 options were exercised in a cashless manner and 49,496 shares of common stock were issued.

On June 2, 2014 and June 9, 2014, the Company issued 175,000 options, which vest over three years. The options have an exercise price of $0.33 per share and an expiration date of June 2, 2019 and June 9, 2019. The value on the grant date of the options was $35,834 and it is being recognized over the vesting period of the options.

On June 11, 2014 and June 30, 2014, the Company awarded 400,000 options, which vest over three years. The options have an exercise price of $0.33 and $0.34 per share and an expiration date of June 11, 2019 and June 30,  2019. The value on the grant date of the options was $68,830 and it is being recognized over the vesting period of the options.

For the three and six months ended June 30, 2014 and 2013, stock compensation expense related to options totaled $290,158 and $168,542, respectively, and totaled $624,353 and $253,358, respectively.

NOTE 6: WARRANTS

Below is a table summarizing the Company’s outstanding warrants as of June 30, 2014 and December 31, 2013:

	Number of Warrants	Wtd Avg. Exercise Price	Wtd Avg. Remaining Term	Intrinsic Value
Outstanding at December 31, 2013	18,770,591	$0.35	4.64	$—

Granted	5,048,975	0.40
Less Exercised	1,350,000	0.02

Outstanding at June 30, 2014	22,469,566	$0.40	4.15	$71,836

The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation during the six months ended June 30, 2014 include expected terms of 1.50 to 2.50 years, expected volatility of 100%, risk free interest rate of 0.29% to 1.76%, and expected dividend yield of 0%.

On November 16, 2013, the Company issued warrants to purchase 1,300,000 shares of common stock which vested immediately and have an exercise price of $0.01 per share and expire on December 13, 2018. The fair value on the grant date of the options was $331,287 and the expense for year ended December 31, 2013 was determined to be $331,287. As of June 30, 2014, these warrants have been exercised in their entirety.

On January 27, 2014, the Company issued five-year fully-vested warrants to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.40 per share. The fair value on the grant date of the warrants was $44,370 and was expensed during the six months ended June 30, 2014. As of June 30, 2014, these warrants have not been exercised.

On January 30, 2014, the Company sold an aggregate of 666,667 units to two accredited investors for gross proceeds of $200,000 in the Second Private Placement.  The units in the Second Private Placement consisted of 666,667 shares of the Company’s common stock and warrants to purchase an additional 666,667 shares of the Company’s common stock, as well as 53,334 placement agent warrants.  The warrants in the Second Private Placement have a term of five years, an exercise price of $0.40 per share and a fair value determined to be $122,287. As of June 30, 2014, these warrants have not been exercised.

On February 3, 2014, the Company issued 44,307 shares of common stock and five-year fully-vested warrants to purchase 44,307 shares of common stock with an exercise price of $0.40 per share for payment for services. The fair value on the grant date of the warrants was $8,186 and was expensed during the six months ended June 30, 2014. As of June 30, 2014, these warrants have not been exercised.

On March 24, 2014, the Company issued warrants to purchase 1,000,000 shares of common stock. The warrants vest as follows: one warrant share for every $10 of gross sales by the Company during the 12-month period immediately following the date of grant to customers introduced by an affiliate of the warrant holder. The warrants have an exercise price of $0.40 per share and an expiration date of March 24, 2019. The fair value on the grant date of the warrants was $321,746 and was expensed during the six months ended June 30, 2014. As of June 30, 2014, these warrants have not been exercised.

On June 30, 2014, the Company sold an aggregate of 2,766,667 units to three accredited investors for gross proceeds of $830,000 in the Third Private Placement.  The units in the Third Private Placement consisted of 2,766,667 shares of the Company’s common stock and warrants to purchase an additional 2,766,667 shares of the Company’s common stock, as well as 168,000 placement agent warrants.  The warrants in the Third Private Placement have a term of five years, an exercise price of $0.40 per share and a fair value determined to be $503,884. As of June 30, 2014, these warrants have not been exercised.

On June 30, 2014, the Company issued five-year fully-vested warrants to purchase 100,000 shares of common stock with an exercise price of $0.35 per share for payment for services. The fair value on the grant date of the warrants was $13,202 and was expensed during the six months ended June 30, 2014. As of June 30, 2014, these warrants have not been exercised.

For the three and six months ended June 30, 2014 and 2013, the Company has incurred warrant-based expense of $13,202 and $0, respectively, and $387,504 and $0, respectively.

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

Below is a table summarizing the Company’s outstanding performance share units as of June 30, 2014 and December 31, 2013:

	Number of PSUs	Wtd Avg. Grant Price	Wtd Avg. Remaining Term
Outstanding at December 31, 2013	1,000,000	$0.45	1.75

Granted	3,000,000	0.33

Outstanding at June 30, 2014	4,000,000	$0.36	2.31

For the three and six months ended June 30, 2014 and 2013, the Company has incurred performance share unit-based expense of $119,897 and $0, respectively, and $215,551 and $0, respectively.

For the three and six months ended June 30, 2014 and 2013, aggregate stock compensation expense related to the options, warrants and performance stock units totaled $423,257 and $168,542, respectively and $1,227,408 and $253,358, respectively. The aggregate stock compensation expense related to the options, warrants and performance stock units to be amortized through March 2017 is $2,147,341 as of June 30, 2014.

NOTE 8: INTANGIBLE ASSETS

As of June 30, 2014, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of five or ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Prior to any impairment adjustment, intangible assets consisted of the following:

	June 30,	December 31,
	2014	2013

Patents	$3,601,555	$3,563,343
Software Development Costs	382,500	—
Licensing	675,000	—
Accumulated Amortization	(760,025)	(489,398)
Intangible Assets, Net	$3,898,530	$3,073,945

Software development costs and licensing intangible assets both have an estimated useful life of 3 years. Software development costs are incurred during the building of the Company’s Internet platform. Licensing costs are those costs incurred to use processes and technologies not developed by the Company. Both software development and licensing costs are subject to annual impairment testing. During the six months ended June 30, 2014, $382,500 and $38,211 was capitalized as software development cost and patent costs.  During the six months ended June 30, 2014, a total of $675,000 of licenses were purchased by exchanging the Company’s own licenses and were accounted for as a non-cash transaction in accordance with ASC 985-845. See Note 1 for more details.

Amortization expense totaled $271,126 and $177,727 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 9: INVESTMENTS

In March 2013, the Company was granted an aggregate of 300,000 common shares in Beta Music Group, Inc. (OTCBB: BEMG) for consulting services. An active trading market for shares of common stock of Beta Music Group, Inc. has yet to be established as of June 30, 2014. The Company has received the 300,000 common shares and assigned a value of $0 to those shares until a liquid trading market is established.

On June 27, 2014, the Company and Ecologic Transportation, Inc. agreed to convert $60,000 of accounts receivable owed to the Company into 600,000 shares of Ecologic Transportation, Inc. common stock at a rate of $0.10 per share. The shares of Ecologic Transportation, Inc. common stock are expected to be issued to the Company in the third quarter of 2014.

NOTE 10: SUBSEQUENT EVENTS

On July 8, 2014 the Company issued 50,000 common shares for services.

On July 16, 2014, the Company collected the $60,000 stock subscription receivable that was booked pursuant to the closing of the Third Private Placement on June 30, 2014.

On July 17, 2014, an employee cashlessly exercised 75,000 options and was issued 34,459 common shares.

On July 22, 2014, the Company awarded 250,000 options, which vest twenty percent upon grant and twenty percent every ninety days thereafter. The options have an exercise price of $0.65 per share and an expiration date of July 22,  2019.

In July 2014, the Company offered holders of a series of its warrants, including the warrants issued in the Second Private Placement and the Third Private Placement, the opportunity to exercise their warrants for a 10% discount to the stated exercise price in exchange for their agreement to exercise their warrants in full and for cash on or before July 31, 2014. Under the warrant exercise offer, in July 2014 the Company issued 10,027,002 shares of common stock pursuant to exercise of warrants for total proceeds of $3,632,801.

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

Results of Operations

The discussion of the results of our operations compares the three and six months ended June 30, 2014 with the three and six months ended June 30, 2013 and are not necessarily indicative of the results which may be expected for any subsequesnt period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions.  We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended June 30, 2014 and June 30, 2013

Revenue

For the three months ended June 30, 2014 and 2013, revenue was $3,011,908 and $182,232, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues increased due to increased demand for our services and nonmonetary sales of our licenses. Additionally, for the three months ended June 30, 2014 and 2013, revenue from related party was $1,125 and $18,000, respectively, consisting primarily of revenue from various levels of website design and maintenance.

Cost of Sales

For the three months ended June 30, 2014 and 2013, cost of sales was $334,312 and $50,767, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit

The increase in revenue resulted in a gross profit of $2,678,721 during the three months ended June 30, 2014 as compared to a gross profit of $149,465 for the three months ended June 30, 2013. Gross profit increased as a result of increasing sales combined with consistent and efficient implementation costs of our products.

Selling and Marketing Expenses

Selling and marketing expenses were $259,719 and $-0- for the three months ended June 30, 2014 and 2013, respectively. The increase results from the establishment of dedicated resources to actively sell and market our products and services.

Research and Development Expenses

Research and development expenses were $108,146 and $-0- for three months ended June 30, 2014 and 2013, respectively. Research and development expenses increased as a result of the establishment of a dedicated research group during 2013.

General and Administrative Expenses

General and administrative expenses were $1,135,947 and $547,574 for the three months ended June 30, 2014 and 2013, respectively. General and administrative expenses increased as a result of an increase in the number of employees and the associated benefits costs as well as increased stock, option and warrant expense.

Amortization and Depreciation

Amortization and depreciation expenses were $172,827 and $89,726 for the three months ended June 30, 2014 and 2013, respectively. The increase in expense was primarily related to a increase in intellectual property amortization.

Other Income/Expenses

Other income and expenses were charges of $461 and $199 for the three months ended June 30, 2014 and 2013, respectively.  The resulting change to expense was due to decreases in unrealized losses from marketable equity securities and a decrease in interest expense.

Comparative for the Six Months ended June 30, 2014 and June 30, 2013

Revenue

For the six months ended June 30, 2014 and 2013, revenue was $4,041,669 and $406,529, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues increased due to increased demand for our services and nonmonetary sales of our licenses. Additionally, for the six months ended June 30, 2014 and 2013, revenue from related party was $4,250 and $18,000, respectively, consisting primarily of revenue from various levels of website design and maintenance.

Cost of Sales

For the six months ended June 30, 2014 and 2013, cost of sales was $375,465 and $95,790, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit

The increase in revenue resulted in a gross profit of $3,670,454 during the six months ended June 30, 2014 as compared to a gross profit of $328,739 for the six months ended June 30, 2013. Gross profit increased as a result of increasing sales combined with consistent and efficient implementation costs of our products.

Selling and Marketing Expenses

Selling and marketing expenses were $755,100 and $-0- for the six months ended June 30, 2014 and 2013, respectively.  The increase results from the establishment of dedicated resources to actively sell and market our products and services.

Research and Development Expenses

Research and development expenses were $238,770 and $-0- for six months ended June 30, 2014 and 2013, respectively. Research and development expenses increased as a result of the establishment of a dedicated research group during 2013.

General and Administrative Expenses

General and administrative expenses were $2,803,547 and $991,618 for the six months ended June 30, 2014 and 2013, respectively. General and administrative expenses increased as a result an increase in the number of employees and the associated benefits costs as well as increased stock, option and warrant expense.

Amortization and Depreciation

Amortization and depreciation expenses were $272,724 and $179,325 for the six months ended June 30, 2014 and 2013, respectively. The increase in expense was primarily related to a increase in intellectual property amortization.

Other Income/Expenses

Other income and expenses were charges of $7,444 and $34,166 for the six months ended June 30, 2014 and 2013, respectively.  The resulting change to expense was due to decreases in unrealized losses from marketable equity securities and a substantial decrease in interest expense.

Liquidity and Capital Resources

Working Capital

	At June 30,	At December 31,
	2014	2013
Current Assets	$4,291,583	$2,498,551
Current Liabilities	1,312,233	867,800
Working Capital	$2,979,350	$1,630,751

The working capital surplus for the periods ended June 30, 2014 and December 31, 2013 was $2,979,350 and $1,630,751, respectively. The inccrease in surplus was primarily due to an increase in prepaid assets and capital raised.

Cash Flows

	For the six months ended
	June 30,
	2014	2013

Net Cash Used in Operating Activities	$(1,656,817)	$(379,163)
Net Cash Used in Investing Activities	(420,711)	(6,266)
Net Cash Provided by Financing Activities	744,689	576,400
(Decrease) Increase in Cash	$(1,332,839)	$181,971

We had cash in the amount of $514,165 and $1,847,004 as of June 30, 2014 and December 31, 2013, respectively.

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

Licensing revenues for intangible assets, including intellectual property such as patents and trademarks, are recognized when all of the following criteria have been met: (a) persuasive evidence of an existing arrangement; (b) a fixed or determinable price; (c) the delivery has occurred or service has been rendered; and (d) the collectability of the sales price is reasonably assured. Licensing revenues are recognized over the term of the contract or, in the case of a perpetual license, revenues are recognized in the period the criteria have been met. In transactions where the Company engages in a non-cash exchange for a license of the Company for the license of the Company’s customer, the Company follows Accounting Standards Codification (“ASC”) 985-605 and ASC 958-845-10. The licenses received from the Company’s customers are sold, licensed or leased in a different line of business from the Company license delivered to the Company’s customers in the exchange. The fair value of the technology or products exchanged or received is determined within reasonable limits and used to determine vendor-specific objective evidence with the purpose to enhance product offerings for the sale or license to third parties. The Company uses fair value guidance of the vendor-specific objective evidence of fair value (“VSOE”) under ASC 985-605. The contracts are then evaluted for commercial substance, including that the licenses received by the Company in the exchange are expected, at the time of the exchange, to be deployed and used by the software vendor and the value ascribed to the transaction reasonably reflects such expected use.

For the three and six months ended June 30, 2014, the Company sold an aggregate of thirteen and seventeen licenses, respectively for $225,000 per license and exchanged the license with its customers for either a licenses to their intellectual property or prepaid services. The thirteen and sevenxteen licenses exhanged were determined to meet the aforementioned criteria. During the three and six months ended June 30, 2014, nonmmonetary revenue of $2,925,000 and $3,825,000, respectively, was recognized. This resulted in an increase to intangible assets and prepaid expenses of $675,000 and $3,150,000, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure.  Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014 in accordance with generally accepted accounting principles. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 31, 2014 for a complete discussion relating to the foregoing evaluation of our controls and procedures.

Changes in Internal Control over Financial Reporting

There have been improvements in our internal controls over financial reporting that occurred after the year ended December 31, 2013. In the first and second quarters of 2014, we remediated inconsistencies and omissions related to certain equity transactions by identifying potential issues in a timely manner and properly classifying those transactions by adding an additional layer of review to equity transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

From April 1, 2014 through June 30, 2014, we issued 1,071,915 shares of common stock for services for an expense of $354,828 with no future period amortization.

On June 30, 2014, we sold an aggregate of 2,766,667 units to three accredited investors for gross proceeds of $830,000 in the third closing of a private placement (the “Third Private Placement”), $60,000 of which was paid for on July 14, 2014 and booked as a stock subscription receivable as of June 30, 2014. Placement fees of $55,848 were paid, including placement agent warrants to purchase 168,000 shares of our common stock,  and we received net proceeds of $771,152, which are being used for general working capital purposes. The units in the Third Private Placement consisted of 2,766,667 shares of our common stock and warrants to purchase an additional 2,766,667 shares of our common stock.  The warrants in the Third Private Placement have a term of five years and an exercise price of $0.40 per share.

The offer and sale of the securities set forth above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. The Company determined that the investors were accredited based on representations made by the investors to the Company

Use of Proceeds from Public Offering of Common Stock

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

*          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of August 2014.

AUDIOEYE, INC.

By:	/s/ Nathaniel Bradley
Nathaniel Bradley
Chief Executive Officer and President

By:	/s/ Edward O’Donnell
Edward O’Donnell
Chief Financial Officer