Form 10-Q
period 2014-09-30
AUDIOEYE INC
filed 2014-11-07
CIK 1362190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-177463

AudioEye, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2939845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5210 East Williams Circle, Fifth Floor, Tucson, Arizona	85711
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  866-331-5324

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

As of November 7, 2014, 70,602,753 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of September 30, 2014 and 2013 and for the three and nine month periods ended September 30, 2014 and 2013 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$2,151,849	$1,847,004
Accounts receivable, net	695,744	569,297
Related party receivables	27,500	82,250
Prepaid assets and security deposits	5,189,330	—
Marketable securities	48,000	—
Total Current Assets	8,112,423	2,498,551

Property and equipment, net	1,450	3,847
Intangible assets, net	5,195,627	3,073,945
Goodwill	700,528	700,528
Total Assets	14,010,028	$6,276,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$534,779	$416,531
Notes and loans payable-current, net of unamortized discounts of $0 and $1,155, respectively	24,000	172,845
Related party payables	—	243,424
Related party loans	—	35,000
Total Current Liabilities	558,779	867,800

Long Term Liabilities
Notes and loans payable-long term	57,800	79,800
Total Long Term Liabilities	57,800	79,800
Total Liabilities	616,579	947,600

STOCKHOLDERS’ EQUITY
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, none issued and outstanding, as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 70,552,753 and 53,239,369 issued and outstanding, as of September 30, 2014 and December 31, 2013 respectively	705	532
Treasury stock	(623,000)	(623,000)
Additional paid-in capital	20,400,247	13,231,212
Accumulated deficit	(6,384,503)	(7,279,473)
Total Stockholders’ Equity	13,393,449	5,329,271
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,010,028	$6,276,871

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$4,836,286	$344,414	$8,877,955	$748,693
Revenue from related party	1,125	37,125	5,375	57,375
Total revenues	4,837,411	381,539	8,883,330	806,068

Cost of revenues	1,084,988	130,771	1,460,453	226,561

Gross profit	3,752,423	250,768	7,422,877	579,507

Operating expenses:
Selling and marketing	546,265	117,893	1,301,365	167,509
Research and development	153,188	—	391,958	—
General and administrative expenses	1,548,851	889,095	4,352,398	1,880,726
Amortization and depreciation	189,602	89,823	462,326	269,135
Total operating expenses	2,437,906	1,096,811	6,508,047	2,317,370

Operating income (loss)	1,314,517	(846,043)	914,830	(1,737,863)

Other income (expense)
Unrealized loss on marketable securities	(12,000)	(9,000)	(12,000)	(18,000)
Interest expense	(416)	(15,767)	(7,860)	(40,933)
Total other income (expense)	(12,416)	(24,767)	(19,860)	(58,933)

Net income (loss)	$1,302,101	$(870,810)	$894,970	$(1,796,796)

Net income (loss) per common share - basic	$0.02	$(0.02)	$0.02	$(0.04)
Net income (loss) per common share - diluted	$0.02	$(0.02)	$0.01	$(0.04)
Weighted average common shares outstanding - basic	61,062,150	44,385,177	55,993,097	41,668,724
Weighted average common shares outstanding - diluted	70,568,775	44,385,177	68,499,722	41,668,724

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2014	September 30, 2013

Cash Flows from Operating Activities:
Net income (loss)	$894,970	$(1,796,796)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	462,326	269,135
Stock, option and warrant expense	1,538,557	593,019
Shares issued for services	778,927	50,000
Unrealized loss on marketable securities	12,000	18,000
Amortization of debt discount	1,155	—
Licenses sold in exchange for licenses	(2,025,000)	—
Licenses sold in exchange for prepaid services	(6,075,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(186,447)	(104,394)
Related party receivable	54,750	(72,000)
Prepaid and other assets	885,670	—
Accounts payable and accruals	139,762	146,857
Deferred revenue	—	(54,823)
Related party payables	(243,424)	274,583
Net cash used in operating activities	(3,761,754)	(676,419)

Cash Flows from Investing Activities:
Cash paid for intangible assets	(556,611)	(9,890)
Net cash used in investing activities	(556,611)	(9,890)

Cash Flows from Financing Activities:
Repayment of note payable	(172,000)	(218,000)
Repayment of related party loans	(35,000)	—
Borrowings on debt	—	502,500
Issuance of common stock for cash, net of issuance costs	1,305,689	426,346
Proceeds from exercise of options and warrants, net of issuance costs	3,524,521	37,188
Net cash provided by financing activities	4,623,210	748,034

Net increase in cash	304,845	61,725
Cash - beginning of period	1,847,004	11,710
Cash - end of period	$2,151,849	$73,435

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$7,444	$24,967
Income taxes paid	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of debt	$—	$1,709,291
Warrants issued for accrued payroll	21,514	1,073,751
Common stock issued for accounts payable	—	50,000
Accounts payable converted into debt	—	30,000
Debt discount from warrants issued with debt	—	6,930
Accounts receivable converted to marketable securities	60,000	—

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

In transactions where the Company engages in a non-cash exchange of a license of the Company for the services of the Company’s customer, the Company follows ASC 985-605 and ASC 985-845-10. The fair value of the technology or services exchanged or received is determined within reasonable limits and used to determine vendor-specific objective evidence. The Company uses fair value guidance of the VSOE under ASC 985-605. The revenue under these transactions is recognized upon delivery of the license and the services received in exchange are recognized as a prepaid asset that is amortized to expense as the services are received. The Company evaluates whether the period over which the services are received requires treatment as extended payment terms under ASC 985-605-25-33 and the Company evaluates the collectibility of the services to be received under ASC 985-605.

For the three and nine months ended September 30, 2014, the Company sold an aggregate of nineteen and thirty-six licenses, respectively, with a fair value of $225,000 per license, in exchange for either a license to their intellectual property or prepaid services. The licenses exchanged were determined to meet the aforementioned criteria. During the three and nine months ended September 30, 2014, nonmonetary revenue of $4,275,000 and $8,100,000, respectively, was recognized. This resulted in an increase to intangible assets and prepaid expenses of $2,025,000 and $6,075,000, respectively.

Total revenues for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$561,286	$344,414	$777,955	$748,693
Revenue from related party	1,125	37,125	5,375	57,375
Revenues from nonmonetary transactions	4,275,000	—	8,100,000	—
Total revenues	$4,837,411	$381,539	$8,883,330	$806,068

The nonmonetary transactions for the three and nine months ended September 30, 2014 and 2013 supported by vendor-specific objective evidence of fair value are listed in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues from license exchanges	$1,350,000	$—	$2,025,000	$—
Revenues from service exchanges	2,925,000	—	6,075,000	—
Revenues from nonmonetary transactions	$4,275,000	$—	$8,100,000	$—

NOTE 2: RELATED PARTY TRANSACTIONS

As of September 30, 2014 and December 31, 2013, related party loans totaled $0 and $35,000, respectively. The Company repaid $35,000 of related party loans during the nine months ended September 30, 2014.

As of September 30, 2014 and December 31, 2013, there were related party payables of $0 and $243,424, respectively, for services performed by related parties. During the nine months ended September 30, 2014, the Company repaid $243,424 to related parties for services, payroll and reimburseable expenses.

As of September 30, 2014 and December 31, 2013, there were outstanding receivables of $27,500 and $82,250, respectively, for services performed for related parties.

For the three and nine months ended September 30, 2014 and 2013, there were revenues earned of $1,125 and $37,125 and $5,375 and $57,375, respectively, for services performed for related parties.

NOTE 3: NOTES PAYABLE

As of September 30, 2014 and December 31, 2013, the Company had the short term and long term notes payable as shown in the table below.

Notes and loans payable	September 30, 2014	December 31, 2013

Short Term
Maryland TEDCO Note	$24,000	$24,000
Note Payable (net of $0 and $1,155 discount, respectively)	—	148,845
Total	$24,000	$172,845
Long Term
Maryland TEDCO Note	$57,800	$79,800
Total	$57,800	$79,800

The Company previously had an outstanding loan from a third party in the amount of $74,900, which was originally issued during 2006 as part of an investment agreement.  The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the balance sheet.  The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement (“Release”) with the noteholder.  The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the noteholder in the combined amount of principal and accrued interest owed to date, for a total principal amount of $149,800 (the “Maryland TEDCO Note”).  The Maryland TEDCO Note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011.  During the nine months ending September 30, 2014, the Company made cash payments of $22,000 on this note. As of September 30, 2014 and December 31, 2013, the principal amount owed was $81,800 and $103,800, respectively, of which $24,000 and $24,000, respectively, has been recorded as the current portion of the note, and $57,800 and $79,800, respectively, as the long-term portion of the note.

On August 3, 2013, the Company borrowed $150,000 from a third party with a coupon rate of 10%, due on September 10, 2013 with a warrant to purchase 20,000 common shares that vested immediately with a strike price of $0.50. The warrant was valued at $6,930 on August 3, 2013 using a closing price that day of $0.47, a strike price of $0.50, term of 5 years, volatility of 100%, dividends of 0%, and a discount rate of 1.36%. The value of the warrant of $6,930 was reflected as a discount to the note for a net amount of $143,070. For the year ended December 31, 2013, interest was accrued in the amount of $2,384 and $5,755 was recognzied as amortization expense. During the nine months ending September 30, 2014, the note principal of $150,000 and interest of $3,658 was paid in full and $1,155 was recognized as amortization expenses.

NOTE 4: STOCKHOLDERS’ EQUITY

As of September 30, 2014 and December 31, 2013, the Company had 70,552,753 and 53,239,369 shares of common stock issued and outstanding, respectively.

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

On February 3, 2014, the Company issued 44,307 shares of common stock valued at $13,292 and a five-year warrant to purchase 44,307 shares of common stock with a strike price of $0.40 for services. The Company used the Black-Scholes option pricing model to estimate the fair value of the warrants with a volatility of 100% and a risk free rate of 1.44% resulting in a fair value of $8,186, which was completely expensed in the current period. The warrant was issued to compensate for consulting services provided by a third-party. The shares were valued at the market price of the respective date of issuance.

On March 27, 2014, the Company filed a Certificate of Amendment to the Certificate of Incorporation increasing the authorized number of shares of Company common stock to 250,000,000 from 100,000,000.

On March 28, 2014, the Company issued 49,496 shares of common stock pursuant to the cashless exercise of 100,000 options.

From January 1, 2014 through March 31, 2014, the Company also issued 100,000 shares of common stock for services valued at $28,500 with no future period amortization and 1,300,000 shares of common stock pursuant to exercise of warrants for total proceeds of $13,000. The shares were valued at the market price of the respective date of issuance.

On June 30, 2014, the Company sold an aggregate of 2,766,667 units to three accredited investors for gross proceeds of $830,000 in the third closing of a private placement (the “Third Private Placement”). Placement fees of $55,848 were paid and the Company received net proceeds of $774,152. The units in the Third Private Placement consisted of 2,766,667 shares of the Company’s common stock and warrants to purchase an additional 2,766,667 shares of the Company’s common stock.  The warrants have a term of five years and an exercise price of $0.40 per share.

From April 1, 2014 through June 30, 2014, the Company also issued 1,071,916 shares of common stock for services for an expense of $354,835 with no future period amortization. Additionally, the Company issued 17,870 shares of common stock pursuant to the cashless exercise of 50,000 warrants.

In July 2014, the Company offered holders of a series of its warrants, including the warrants issued in the Second Private Placement and the Third Private Placement, the opportunity to exercise their warrants for a 10% discount to the stated exercise price in exchange for their agreement to exercise their warrants in full and for cash on or before July 31, 2014. Under the warrant exercise offer, in July 2014 the Company issued 10,027,002 shares of common stock pursuant to exercise of warrants for gross proceeds of $3,632,801 and net proceeds of $3,501,521 after investment banking fees of $131,280.

On July 17, 2014, the Company issued 34,459 shares of common stock pursuant to the cashless exercise of 75,000 common stock warrants.

From July 1, 2014 through September 30, 2014, the Company also issued 515,000 shares of common stock for services valued at $382,300 with no future period amortization.

In September 2014, the Company issued 20,000 shares of common stock pursuant to the exercise of 20,000 warrants at a strike price of $0.50 for proceeds of $10,000.

On September 30, 2014, the Company sold an aggregate of 700,000 units to two accredited investors for gross proceeds of $350,000 in the closing of a private placement (the “Summer Private Placement”). The units in the Summer Private Placement consisted of 700,000 shares of the Company’s common stock and warrants to purchase ¼ of a share for every common share purchased or an additional 175,000 shares of the Company’s common stock.  The warrants have a term of five years and an exercise price of $0.60 per share.

NOTE 5: OPTIONS

As of September 30, 2014 and December 31, 2013, the Company has 11,306,850 and 4,485,250 options to purchase shares of common stock issued and outstanding, respectively, as follows:

	Number of Options	Wtd Avg. Exercise Price	Wtd Avg. Remaining Term	Intrinsic Value
Outstanding at December 31, 2013	4,485,250	$0.38	3.96	$105,410

Granted	7,096,600	0.51
Less Forfeited	100,000	0.79
Less Exercised	175,000	0.31

Outstanding at September 30, 2014	11,306,850	$0.46	4.00	$709,393

The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation during the nine months ended September 30, 2014 include expected terms of 2.50 to 3.33 years, expected volatility of 100%, risk free interest rate of 0.83% to 1.76%, and expected dividend yield of 0%.

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

On March 24, 2014, the Company awarded 2,522,100 options, which vest over three years,with the exception of 200,000 options issued to one individual that vested immediately upon grant. The options have an exercise price of $0.45 per share and an expiration date of March 24, 2019. The fair value on the grant date of the options was $724,948 and it is being recognized over the vesting period of the options.

On June 2, 2014 and June 9, 2014, the Company awarded 175,000 options, which vest over three years. The options have an exercise price of $0.33 per share and an expiration date of June 2, 2019 and June 9, 2019. The fair value on the grant date of the options was $35,834 and it is being recognized over the vesting period of the options.

On June 11, 2014 and June 30, 2014, the Company awarded 400,000 options, which vest over three years. The options have an exercise price of $0.33 and $0.34 per share and an expiration date of June 11, 2019 and June 30, 2019. The fair value on the grant date of the options was $68,830 and it is being recognized over the vesting period of the options.

On July 1, 2014, the Company awarded 262,500 options, which vest over three years. The options have an exercise price of $0.35 per share and an expiration date of July 1, 2019. The fair value on the grant date of the options was $54,788 and it is being recognized over the vesting period of the options.

On July 21, 2014, the Company awarded 22,000 options, which vest over three years. The options have an exercise price of $0.91 per share and an expiration date of July 21, 2019. The fair value on the grant date of the options was $12,882 and it is being recognized over the vesting period of the options.

On July 22, 2014, the Company awarded 250,000 options, of which 20% vested immediately and 20% vest every 90 days thereafter, with an exercise price of $0.65 per share and an expiration date of July 22, 2019. The fair value on the grant date of the options was $97,876 and it is being recognized over the vesting period of the options.

On July 23, 2014, the Company awarded 125,000 options, which vest over three years. The options have an exercise price of $1.07 per share and an expiration date of July 23, 2019. The fair value on the grant date of the options was $80,905 and it is being recognized over the vesting period of the options.

On July 28, 2014, the Company awarded 75,000 options, which vest over three years. The options have an exercise price of $0.92 per share and an expiration date of July 28, 2019. The fair value on the grant date of the options was $42,981 and it is being recognized over the vesting period of the options.

On August 18, 2014, the Company awarded 60,000 options, which vest over three years. The options have an exercise price of $0.65 per share and an expiration date of August 18, 2019. The fair value on the grant date of the options was $25,067 and it is being recognized over the vesting period of the options.

On September 2, 2014, the Company awarded 130,000 options, which vest over three years. The options have an exercise price of $0.70 per share and an expiration date of September 2, 2019. The fair value on the grant date of the options was $58,548 and it is being recognized over the vesting period of the options.

On September 5, 2014, the Company awarded 1,220,000 options, which vest over three years. The options have an exercise price of between and $0.65 and $0.70 per share and an expiration date of September 5, 2019. The fair value on the grant date of the options was $593,826 and it is being recognized over the vesting period of the options.

On September 8, 2014, the Company awarded 25,000 options, which vest over three years. The options have an exercise price of $0.775 per share and an expiration date of September 5, 2019. The fair value on the grant date of the options was $11,750 and it is being recognized over the vesting period of the options.

On September 12, 2014, the Company awarded 25,000 options, which vest over three years. The options have an exercise price of $0.78 per share and an expiration date of September 12, 2019. The fair value on the grant date of the options was $11,945 and it is being recognized over the vesting period of the options.

For the nine months ended September 30, 2014 and 2013, stock compensation expense related to options totaled totaled $1,000,526 and $458,765, respectively.

NOTE 6: WARRANTS

Below is a table summarizing the Company’s outstanding warrants as of September 30, 2014 and December 31, 2013:

	Number of Warrants	Wtd Avg. Exercise Price	Wtd Avg. Remaining Term	Intrinsic Value
Outstanding at December 31, 2013	18,770,591	$0.35	4.64	$—

Granted	6,317,011	0.46
Less Exercised	11,397,002	0.36

Outstanding at September 30, 2014	13,690,600	$0.40	3.68	$984,178

The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation during the nine months ended September 30, 2014 include expected terms of 1.50 to 2.50 years, expected volatility of 100%, risk free interest rate of 0.29% to 1.76%, and expected dividend yield of 0%.

On January 27, 2014, the Company issued five-year fully-vested warrants to purchase 250,000 shares of common stock with an exercise price of $0.40 per share. The fair value on the grant date of the warrants was $44,370 and was expensed during the nine months ended September 30, 2014.

On January 30, 2014, the Company sold an aggregate of 666,667 units to two accredited investors for gross proceeds of $200,000 in the Second Private Placement.  The units in the Second Private Placement consisted of 666,667 shares of common stock and warrants to purchase an additional 666,667 shares of common stock, as well as 53,334 placement agent warrants.  The warrants in the Second Private Placement have a term of five years, an exercise price of $0.40 per share and a fair value determined to be $122,287.

On February 3, 2014, the Company issued 44,307 shares of common stock and five-year fully-vested warrants to purchase 44,307 shares of common stock with an exercise price of $0.40 per share for payment for services. The fair value on the grant date of the warrants was $8,186 and was expensed during the nine months ended September 30, 2014.

On March 24, 2014, the Company issued warrants to purchase 1,000,000 shares of common stock. The warrants vest as follows: one warrant share for every $10 of gross sales by the Company during the 12-month period immediately following the date of grant to customers introduced by an affiliate of the warrant holder. The warrants have an exercise price of $0.40 per share and an expiration date of March 24, 2019. The fair value on the grant date of the warrants was $321,746 and it is being expensed over the expected vesting period of the warrants.

On June 30, 2014, the Company sold an aggregate of 2,766,667 units to three accredited investors for gross proceeds of $830,000 in the Third Private Placement.  The units in the Third Private Placement consisted of 2,766,667 shares of common stock and warrants to purchase an additional 2,766,667 shares of common stock, as well as 168,000 placement agent warrants.  The warrants in the Third Private Placement have a term of five years, an exercise price of $0.40 per share and a fair value determined to be $503,884.

On June 30, 2014, the Company issued three-year fully-vested warrants to purchase 100,000 shares of common stock with an exercise price of $0.35 per share for payment for services. The fair value on the grant date of the warrants was $13,202 and was expensed during the nine months ended September 30, 2014.

In July 2014, the Company offered holders of a series of its warrants, including the warrants issued in the Second Private Placement and the Third Private Placement, the opportunity to exercise their warrants for a 10% discount to the stated exercise price in exchange for their agreement to exercise their warrants in full and for cash on or before July 31, 2014. Under the warrant exercise offer, in July 2014 the Company warrants for 10,027,002 shares of common stock were exercised pursuant to this offer.

On July 17, 2014, the Company issued five-year warrants to purchase 25,000 shares of common stock that vest over twelve months and have an exercise price of $0.85 per share for payment for services. The fair value on the grant date of the warrants was $12,426 and it is being expensed over the vesting period of the warrants.

On August 25, 2014, the Company issued warrants to purchase 500,000 shares of common stock. The warrants vest as follows: one warrant share for every $10 of gross sales by the Company during the 12-month period immediately following the date of grant to customers introduced by the warrant holder. The warrants have an exercise price of $0.60 per share and an expiration date of August 25, 2017. The fair value on the grant date of the warrants was $198,374 and and it is being expensed over the expected vesting period of the warrants.

On August 27, 2014, the Company issued three-year fully-vested warrants to purchase 15,000 shares of common stock with an exercise price of $0.65 per share for payment for services. The fair value on the grant date of the warrants was $5,531 and it is being expensed over the vesting period of the warrants.

On August 29, 2014, the Company issued three-year fully-vested warrants to purchase 53,036 shares of common stock with an exercise price of $0.70 per share for the settlement of accrued payroll of $21,514. The fair value on the grant date of the warrants was $21,514.

On September 5, 2014, the Company issued five-year warrants to purchase 500,000 shares of common stock that vest over three years and have an exercise price of $0.79 per share for payment for services. The fair value on the grant date of the warrants was $253,999 and it is being expensed over the vesting period of the warrants.

On September 30, 2014, the Company sold an aggregate of 700,000 units to two accredited investors for gross proceeds of $350,000 in the Summer Private Placement.  The units in the Summer Private Placement consisted of 700,000 shares of common stock and warrants to purchase ¼ of a share for every share purchased or an additional 175,000 shares of common stock.  The warrants in the Summer Private Placement have a term of five years, an exercise price of $0.60 per share and a fair value determined to be $47,260.

For the nine months ended September 30, 2014 and 2013, the Company has incurred warrant-based expense of $189,172 and $59,254, respectively.

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

On September 5, 2014, the Company entered into Performance Share Unit Agreements under the AudioEye, Inc. 2015 Incentive Compensation Plan with two employees. Each was granted an award of up to an aggregate of 200,000 PSUs.  Each PSU represents the right to receive one share of the Company’s common stock.  The number of PSUs for a performance period will be determined by the level of achievement of performance goals in accordance with the terms and provisions of the Performance Share Unit Agreement.

On September 30, 2014, the Company entered into a Performance Share Unit Agreement under the AudioEye, Inc. 2015 Incentive Compensation Plan with one employee. The employee was granted an award of up to an aggregate of 100,000 PSUs.  Each PSU represents the right to receive one share of the Company’s common stock.  The number of PSUs for a performance period will be determined by the level of achievement of performance goals in accordance with the terms and provisions of the Performance Share Unit Agreement.

Below is a table summarizing the Company’s outstanding performance share units as of September 30, 2014 and December 31, 2013:

	Number of PSUs	Wtd Avg. Grant Fair Value	Wtd Avg. Remaining Term
Outstanding at December 31, 2013	1,000,000	$0.45	1.75

Granted	3,500,000	0.39

Outstanding at September 30, 2014	4,500,000	$0.40	2.14

For the nine months ended September 30, 2014 and 2013, the Company has incurred performance share unit-based expense of $348,859 and $75,000, respectively.

For the nine months ended September 30, 2014 and 2013, aggregate stock compensation expense related to the options, warrants and performance stock units totaled $1,538,557 and $593,019, respectively. As of September 30, 2014, the aggregate stock compensation expense related to the options, warrants and performance stock units to be amortized through March 2017 is $2,310,338.

NOTE 8: INTANGIBLE ASSETS

As of September 30, 2014, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of five or ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Prior to any impairment adjustment, intangible assets consisted of the following:

	September 30,	December 31,
	2014	2013

Patents	$3,602,454	$3,563,343
Software Development Costs	517,500	—
Licensing	2,025,000	—
Accumulated Amortization	(949,327)	(489,398)
Intangible Assets, Net	$5,195,627	$3,073,945

Software development costs and licensing intangible assets both have an estimated useful life of 3 years. Software development costs are incurred during the building of the Company’s Internet platform. Licensing costs are those costs incurred to use processes and technologies not developed by the Company. Both software development and licensing costs are subject to annual impairment testing. During the nine months ended September 30, 2014, $556,611 was capitalized as software development cost and patent acquisition costs.  During the nine months ended September 30, 2014, a total of $2,025,000 of licenses were purchased by exchanging the Company’s own licenses and were accounted for as a non-cash transaction in accordance with ASC 985-845. See Note 1 for more details.

Amortization expense totaled $459,929 and $266,738 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 9: INVESTMENTS

In March 2013, the Company was granted an aggregate of 300,000 common shares in Beta Music Group, Inc. (OTCBB: BEMG) for consulting services. Beta Music Group, Inc. has not yet established an active trading market for shares of common stock as of September 30, 2014. The Company has received the 300,000 common shares and assigned a value of $0 to those shares until a liquid trading market is established.

On June 27, 2014, the Company and Ecologic Transportation, Inc. agreed to convert $60,000 of accounts receivable owed to the Company into 600,000 shares of Ecologic Transportation, Inc. common stock at a rate of $0.10 per share. The Ecologic Transportation, Inc. common stock has a value of $0.08 per share as of September 30, 2014, with an aggregate value of $48,000 as of such date resulting in an unrealized loss on marketable securities of $12,000 for the nine months ended September 30, 2014. The shares of Ecologic Transportation, Inc. common stock are expected to be issued to the Company in the fourth quarter of 2014.

NOTE 10: SUBSEQUENT EVENTS

On October 3, 2014, the Company awarded 300,000 options, which vest twenty percent upon grant and twenty percent every ninety days thereafter. The options have an exercise price of $0.60 per share and an expiration date of October 3, 2017.

On October 10, 2014 the Company issued 50,000 shares of common stock for services.

On October 16, 2014, the Company awarded 37,500 options, which vest over three years. The options have an exercise price of $0.65 per share and an expiration date of October 16, 2019.

On October 20, 2014, the Company awarded 115,000 options, which vest over three years. The options have an exercise price of $0.61 per share and an expiration date of October 20, 2019.

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

Results of Operations

The discussion of the results of our operations compares the three and nine months ended September 30, 2014 with the three and nine months ended September 30, 2013 and are not necessarily indicative of the results which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions.  We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended September 30, 2014 and September 30, 2013

Revenue

For the three months ended September 30, 2014 and 2013, revenue was $4,836,286 and $344,414, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues increased due to increased demand for our services and nonmonetary sales of our licenses. Additionally, for the three months ended September 30, 2014 and 2013, revenue from related parties was $1,125 and $37,125, respectively, consisting primarily of revenue from various levels of website design and maintenance.

Cost of Sales

For the three months ended September 30, 2014 and 2013, cost of sales was $1,084,988 and $130,771, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit

The increase in revenue resulted in a gross profit of $3,752,423 during the three months ended September 30, 2014 as compared to a gross profit of $250,768 for the three months ended September 30, 2013. Gross profit increased as a result of increasing license exchanges combined with consistent and efficient implementation costs of our products.

Selling and Marketing Expenses

Selling and marketing expenses were $546,265 and $117,893 for the three months ended September 30, 2014 and 2013, respectively. The increase results from the establishment of dedicated resources to actively sell and market our products and services.

Research and Development Expenses

Research and development expenses were $153,188 and $-0- for three months ended September 30, 2014 and 2013, respectively. Research and development expenses increased as a result of the establishment of a dedicated research and development group during 2013.

General and Administrative Expenses

General and administrative expenses were $1,548,851 and $889,095 for the three months ended September 30, 2014 and 2013, respectively. General and administrative expenses increased as a result of an increase in the number of employees and the associated benefits costs as well as increased stock, option and warrant expense.

Amortization and Depreciation

Amortization and depreciation expenses were $189,602 and $89,823 for the three months ended September 30, 2014  and 2013, respectively. The increase in expense was primarily related to an increase in intellectual property amortization.

Other Expenses

Other expenses were charges of $12,416 and $24,767 for the three months ended September 30, 2014 and 2013, respectively.  The resulting change to expense was due to a minor increase in unrealized losses from marketable equity securities and a substantial decrease in interest expense.

Comparative for the Nine Months ended September 30, 2014 and September 30, 2013

Revenue

For the nine months ended September 30, 2014 and 2013, revenue was $8,877,955 and $748,693, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues increased due to increased demand for our services and nonmonetary sales of our licenses. Additionally, for the nine months ended September 30, 2014 and 2013, revenue from related parties was $5,375 and $57,375, respectively, consisting primarily of revenue from various levels of website design and maintenance.

Cost of Sales

For the nine months ended September 30, 2014 and 2013, cost of sales was $1,460,453 and $226,561, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit

The increase in revenue resulted in a gross profit of $7,422,877 during the nine months ended September 30, 2014 as compared to a gross profit of $579,507 for the nine months ended September 30, 2013. Gross profit increased as a result of increasing license exchanges combined with consistent and efficient implementation costs of our products.

Selling and Marketing Expenses

Selling and marketing expenses were $1,301,365 and $167,509 for the nine months ended September 30, 2014 and 2013, respectively.  The increase results from the establishment of dedicated resources to actively sell and market our products and services.

Research and Development Expenses

Research and development expenses were $391,958 and $-0- for nine months ended September 30, 2014 and 2013, respectively. Research and development expenses increased as a result of the establishment of a dedicated research and development group during 2013.

General and Administrative Expenses

General and administrative expenses were $4,352,398 and $1,880,726 for the nine months ended September 30, 2014 and 2013, respectively. General and administrative expenses increased as a result an increase in the number of employees and the associated benefits costs as well as increases in travel, professional service, occupancy and stock, option and warrant expense.

Amortization and Depreciation

Amortization and depreciation expenses were $462,326 and $269,135 for the nine months ended September 30, 2014 and 2013, respectively. The increase in expense was primarily related to increased intellectual property amortization.

Other Expenses

Other expenses were charges of $19,860 and $58,933 for the nine months ended September 30, 2014 and 2013, respectively.  The resulting change to expense was due to decreases in unrealized losses from marketable equity securities and a substantial decrease in interest expense.

Liquidity and Capital Resources

Working Capital

	At September 30,	At December 31,
	2014	2013
Current Assets	$8,112,423	$2,498,551
Current Liabilities	558,779	867,800
Working Capital	$7,553,644	$1,630,751

The working capital surplus for the periods ended September 30, 2014 and December 31, 2013 was $7,553,644 and $1,630,751, respectively. The increase in surplus was primarily due to an increase in prepaid assets and capital raised.

Cash Flows

	For the nine months ended September 30,

	2014	2013

Net Cash Used in Operating Activities	$(3,761,754)	$(679,419)
Net Cash Used in Investing Activities	(556,611)	(9,890)
Net Cash Provided by Financing Activities	4,623,210	748,034
Net Increase in Cash	$304,845	$61,725

We had cash in the amounts of $2,151,849 and $1,847,004 as of September 30, 2014 and December 31, 2013, respectively.

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

Licensing revenues for intangible assets, including intellectual property such as patents and trademarks, are recognized when all of the following criteria have been met: (a) persuasive evidence of an existing arrangement; (b) a fixed or determinable price; (c) the delivery has occurred or service has been rendered; and (d) the collectability of the sales price is reasonably assured. Licensing revenues are recognized over the term of the contract or, in the case of a perpetual license, revenues are recognized in the period the criteria have been met. In transactions where we engage in a non-cash exchange of a license of ours for the license of our customer, we follow Accounting Standards Codification (“ASC”) 985-605 and ASC 985-845-10. The licenses received from our customers are sold, licensed or leased in a different line of business from our license delivered to our customers in the exchange. The fair value of the technology or products exchanged or received is determined within reasonable limits and used to determine vendor-specific objective evidence with the purpose to enhance product offerings for the sale or license to third parties. We use fair value guidance of the vendor-specific objective evidence of fair value (“VSOE”) under ASC 985-605. The contracts are then evaluted for commercial substance, including that the licenses received by us in the exchange are expected, at the time of the exchange, to be deployed and used by the software vendor and the value ascribed to the transaction reasonably reflects such expected use.

In transactions where we engage in a non-cash exchange of a license of ours for the services of our customer, we follow ASC 985-605 and ASC 985-845-10. The fair value of the technology or services exchanged or received is determined within reasonable limits and used to determine vendor-specific objective evidence. We use fair value guidance of the VSOE under ASC 985-605. The revenue under these transactions is recognized upon delivery of the license and the services received in exchange are recognized as a prepaid asset that is amortized to expense as the services are received. We evaluate whether the period over which the services are received requires treatment as extended payment terms under ASC 985-605-25-33 and we evaluate the collectibility of the services to be received under ASC 985-605.

For the three and nine months ended September 30, 2014, we sold an aggregate of nineteen and thirty-six licenses, respectively, with a fair value of $225,000 per license, in exchange for either a license to our customers’ intellectual property or prepaid services. The licenses exchanged were determined to meet the aforementioned criteria. During the three and nine months ended September 30, 2014, nonmmonetary revenue of $4,275,000 and $8,100,00, respectively, was recognized. This resulted in an increase to intangible assets and prepaid expenses of $2,025,000 and $6,075,000, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure.  Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014 in accordance with generally accepted accounting principles. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 31, 2014 for a complete discussion relating to the foregoing evaluation of our controls and procedures.

Changes in Internal Control over Financial Reporting

There have been improvements in our internal controls over financial reporting that occurred after the year ended December 31, 2013. In the first, second and third quarters of 2014, we remediated inconsistencies and omissions related to certain equity transactions by identifying potential issues in a timely manner and properly classifying those transactions by adding an additional layer of review to equity transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

In July 2014, we offered holders of a series of our warrants, including the warrants issued in the Second Private Placement and the Third Private Placement, the opportunity to exercise their warrants for a 10% discount to the stated exercise  price in exchange for their agreement to exercise their warrants in full and for cash on or before July 31, 2014. Under the warrant exercise offer, in July 2014 we issued 10,027,002 shares of common stock pursuant to exercise of warrants for gross proceeds of $3,632,801 and net proceeds of $3,501,521 after investment banking fees of $131,280.

From July 1, 2014 through September 30, 2014, we also issued 515,000 shares of common stock for services valued at $382,300 with no future period amortization.

In September 2014, we issued 20,000 shares of common stock pursuant to the exercise of 20,000 warrants at a strike price of $0.50 for proceeds of $10,000.

On July 17, 2014, we issued five-year warrants to purchase 25,000 shares of common stock that vest over twelve months and have an exercise price of $0.85 per share for payment for services.

On August 25, 2014, we issued warrants to purchase 500,000 shares of common stock. The warrants vest as follows: one warrant share for every $10 of gross sales by us during the 12-month period immediately following the date of grant to customers introduced by the warrant holder. The warrants have an exercise price of $0.60 per share and an expiration date of August 25, 2017.

On August 27, 2014, we issued three-year fully-vested warrants to purchase 15,000 shares of common stock with an exercise price of $0.65 per share for payment for services.

On August 29, 2014, we issued three-year fully-vested warrants to purchase 53,036 shares of common stock with an exercise price of $0.70 per share for payment for services.

On September 5, 2014, we issued five-year warrants to purchase 500,000 shares of common stock that vest over three years and have an exercise price of $0.79 per share for payment for services.

On September 30, 2014, we sold an aggregate of 700,000 units to two accredited investors for gross proceeds of $350,000 in the closing of a private placement (the “Summer Private Placement”), which are being used for general working capital purposes. The units in the Summer Private Placement consisted of 700,000 shares of our common stock and warrants to purchase ¼ of a share for every share purchased or an additional 175,000 shares of our common stock.  The warrants in the Summer Private Placement have a term of five years and an exercise price of $0.60 per share.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1*	Form of Warrant (Summer Private Placement)

10.1*	AudioEye, Inc. 2015 Incentive Compensation Plan

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of November 2014.

AUDIOEYE, INC.

By:	/s/ Nathaniel Bradley
Nathaniel Bradley
Chief Executive Officer and President

By:	/s/ Edward O’Donnell
Edward O’Donnell
Chief Financial Officer