Form 10-Q/A
period 2014-03-31
AUDIOEYE INC
filed 2015-05-18
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☒

As of May 14, 2014, 55,517,709 shares of the registrant’s common stock were issued and outstanding.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2014 as originally filed with the Securities and Exchange Commission on May 14, 2014 (“Original Filing”) to restate its consolidated balance sheet as of March 31, 2014, and its consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2014.

In connection therewith, the Registrant hereby amends and replaces in their entirety Items 1, 2 and 4 in Part I, and Item 1A in Part II in the Original Filing. For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified where necessary to reflect the restatement and revisions.

The reasons for the restatement and the effect thereof is discussed in Footnote 2 to our consolidated financial statements.

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing new currently dated certifications. Accordingly, the Registrant hereby amends Item 6 in Part II in the Original Filing to reflect the filing of the new certifications.

We are also separately amending our quarterly reports on Form 10-Q for the periods ending June 30, 2014 and September 30, 2014 in connection with the restatements of our interim financial statements for such periods.

Except as described above, this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Registrant’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Restated March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$492,718	$1,847,004
Accounts receivable, net	1,219,138	569,297
Related party receivables	83,375	82,250
Prepaid assets & security deposits	49,643	—
Total Current Assets	1,844,874	2,498,551

Property and equipment, net	3,048	3,847
Intangible assets, net	3,156,447	3,073,945
Goodwill	700,528	700,528
Total Assets	$5,704,897	$6,276,871

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,275,184	$416,531
Billings in excess of costs	11,321	—
Notes and loans payable-current, net of discount of $0 and $1,155, respectively	24,000	172,845
Related party payable	87,000	243,424
Related party loans	35,000	35,000
Total Current Liabilities	1,432,505	867,800

Long Term Liabilities
Notes and loans payable-long term	69,800	79,800
Total Long Term Liabilities	69,800	79,800
Total Liabilities	1,502,305	947,600

STOCKHOLDERS’ EQUITY
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, none issued and outstanding, as of March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 55,399,839 and 53,239,369 issued and outstanding, as of March 31, 2014 and December 31, 2013 respectively	554	532
Treasury stock	(623,000)	(623,000)
Additional paid in capital	14,274,875	13,231,212
Accumulated deficit	(9,449,837)	(7,279,473)
Total Stockholders’ Deficit	4,202,592	5,329,271
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,704,897	$6,276,871

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE,  INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	Restated March 31, 2014	March 31, 2013
Revenue	$42,527	$223,172
Revenue from related party	3,125	1,125
Total revenues	45,652	224,297

Cost of revenues	41,153	45,023
Gross profit	4,499	179,274
Operating expenses:
Selling & marketing	270,383	7,750
Research & development	130,624	—
General and administrative expenses	1,667,600	444,050
Amortization & depreciation	99,273	89,593
Total operating expenses	2,167,880	541,393

Operating income (loss)	(2,163,381)	(362,119)

Other income (expense)
Unrealized gain (loss) on marketable securities	—	(9,000)
Interest expense	(6,983)	(24,967)
Total other income (expense)	(6,983)	(33,967)

Net (loss)	$(2,170,364)	$(396,086)

Net (loss) per common share - basic and diluted	$(0.04)	$(0.01)

Weighted average common shares outstanding - basic and diluted	54,215,367	36,965,057

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE,  INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	Restated March 31, 2014	March 31, 2013
Cash Flows from Operating Activities:
Net (loss)	$(2,170,364)	$(396,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	99,273	89,593
Stock, option and warrant expense	849,148	169,756
Unrealized (gain) loss on investments	—	9,000
Amortization of debt discount	1,155	—
Changes in operating assets and liabilities:
Accounts receivable	(649,841)	3,256
Related party receivable	(1,125)	—
Prepaid & other assets	(49,643)	—
Accounts payable and accruals	791,153	70,071
Billings in excess of costs	11,321
Deferred revenue	—	(10,380)
Related party payables	(156,424)	—
Net cash (used in) operating activities	(1,275,347)	(64,790)

Cash Flows from Investing Activities:
Cash paid for intangible assets	(113,476)	—
Net cash (used in) by investing activities	(113,476)	—

Cash Flows from Financing Activities:
Repayment of note payable	(160,000)	(206,000)
Issuance of common stock for cash	181,537	—
Issuance of equity for cash exercise of options and warrants	13,000	—
Proceeds from third party loans	—	352,500
Net cash provided by financing activities	34,537	146,500

Increase (decrease) in cash	(1,354,286)	81,710
Cash - beginning of period	1,847,004	11,710
Cash - end of period	$492,718	$93,420

NON-CASH FINANCING ACTIVITIES
Common stock issued for conversion of debt	$—	$1,692,932
Warrants issued for related party loans	—	829,418
Common stock issued to CMGO for debt repayment	—	241,339
Patents capitalized in accounts payable	—	1,837
Accounts payable converted into debt	—	30,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,658	$24,967
Income taxes paid	$—	$—

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

Licensing revenues for intangible assets, including intellectual property such as patents and trademarks, are recognized when all applicable criteria have been met: (a) persuasive evidence of an existing arrangement; (b) a fixed or determinable price; (c) the delivery has occurred or service has been rendered; and (d) the collectability of the sales price is reasonably assured. Licensing revenues are recognized over the term of the contract or, in the case of a perpetual license, revenues are recognized in the period the criteria have been met. In transactions where the Company engages in a non-cash exchange, the Company follows ASC 845 and any potential revenue is recorded as other income.

NOTE 2:                                             RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated balance sheet as of March 31, 2014, and its consolidated statement of operations and consolidated statement of cash flow for the quarter ended March 31, 2014.

At the time the Company issued the financial statements subject to this restatement, the Company believed that it was relying on generally accepted accounting principles and properly applying those principles.  It remains the case that the Company relied upon the correct accounting principles in the accounting in those statements.  However, in conjunction with certain changes in the management of the Company, as well as during the course of an internal review initiated by the Audit Committee of the Board of Directors during the first quarter and into the second quarter of 2015 (“Internal Review”), the Company identified errors in the application of the accounting principles for revenue recognition and costing of non-monetary transactions related to its intellectual property portfolio.  Specifically, the Company had no prior cash sales of licenses of its patents as of March 31, 2014. To recognize revenue on a non-monetary exchange of a license of its patents for services or licenses to be provided by a counterparty, the Company looked to establish fair value of either the licensed patents or the services or licenses to be received. Based on the nature of the transactions, and after consultation with the Company’s auditors and another outside accounting firm, the Company applied ASC 845-10-30-1, holding that fair value of the services or licenses it would receive in each transaction was more clearly evident than the fair value of the asset surrendered.  This methodology was approved by Company’s auditors and another outside accounting firm; this is the correct methodology, and it was the methodology used by the Company.

Under ASC 845, fair value in a license-for-services or license-for-license contract in which the cost of the asset being surrendered is not determinable can rely on the fair value of the asset received if it is determinable. The subsequent licenses for services or licenses transactions, as such, might have in the alternative considered the fair value of the services or licenses being provided by the counterparties. However, the Company has now determined following its Internal Review that in applying this methodology it did not have sufficient support to establish the value of the services or licenses provided under the subsequent license-for-services or license-for-license transactions, did not adequately track the value provided by the various counterparties, and did not have sufficient support to establish such services were actually provided as per the terms of the contracts.

The Company recorded these revenues as “non-monetary” transactions, and the actual cash position of the Company is unaffected by this restatement.

The restatement also reflects that the Company discovered following its Internal Review errors associated with the timing of revenues recognized under certain contracts in terms of the percentage of completion methodology.  In such cases, the Company has now learned that it did not maintain sufficient documentation to measure the production activities necessary for such computation.

Finally, the Company discovered, following its Internal Review, errors which impacted revenues recognized where collection of the sales price was not reasonably assured.

None of the adjustments necessary to correct the errors impacted net cash used in operating activities or the Company’s cash balance.

Following its Internal Review, the Company has determined that these errors resulted from material weakness in internal control over financial reporting as discussed under Part 1, Item 4.  In particular, the Company concluded that there was a misapplication of relevant accounting guidance and the absence of documentation to support transactions including the failure to trace the delivery of services. The following tables present the impact of the corrections on the previously reported unaudited quarterly financial information. The “As Reported” column in the tables below reflects balances previously reported by the Company in its quarterly report on Form 10-Q. The “Revisions” column shows the impact of adjustments made by the Company to reflect changes in presentation retrospectively as follows:

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS-RESTATED

(UNAUDITED)

	As Reported March 31, 2014	Revisions		Restated March 31, 2014
Current Assets
Cash	$492,718			$492,718
Accounts receivable, net	1,295,051	(75,913	) (a)	1,219,138
Related party receivables	83,375			83,375
Prepaid assets& security deposits	49,643			49,643
Total Current Assets	1,920,787	(75,913)		1,844,874

Property and equipment, net	3,048			3,048
Intangible assets, net	3,830,823	(674,376	) (b)	3,156,447
Goodwill	700,528			700,528
Total Assets	$6,455,186	(750,289)		$5,704,897

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,275,184			$1,275,184
Billings in excess of costs	—	11,321	(c)	11,321
Notes and loans payable-current	24,000			24,000
Related party payable	87,000			87,000
Related party loans	35,000			35,000
Total Current Liabilities	1,421,184	11,321		1,432,505

Long Term Liabilities
Notes and loans payable-long term	69,800			69,800
Total Long Term Liabilities	69,800			69,800
Total Liabilities	1,490,984	11,321		1,502,305

STOCKHOLDERS’ EQUITY
Preferred stock	—			—
Common stock	554			554
Treasury stock	(623,000)			(623,000)
Additional paid in capital	14,274,875			14,274,875
Accumulated deficit	(8,688,227)	(761,610)		(9,449,837)
Total Stockholders’ Deficit	4,964,202	(761,610)		4,202,592
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,455,186	(750,289)		$5,704,897

(a)         Revenues associated with collectability not reasonably assured

(b)         Revenues associated with non-cash transactions

(c)          Revenues associated with the timing of recognition under certain percentage of completion contracts

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS-RESTATED

(UNAUDITED)

	As Reported Three Months Ended March 31, 2014	Revisions		Restated Three Months ended March 31, 2014
Revenue	$1,029,761	(987,234	) (a),(b),(c)	$42,527
Revenue from related party	3,125			3,125
Total revenues	1,032,886	(987,234)		45,652

Cost of revenues	41,153			41,153

Gross profit	991,733	(987,234)		4,499

Operating expenses:
Selling & marketing	495,383	(225,000	) (b)	270,383
Research & development	130,624			130,624
General and administrative expenses	1,667,600			1,667,600
Amortization & depreciation	99,897	(624	) (b)	99,273
Total operating expenses	2,393,504	(225,624)		2,167,880

Operating income (loss)	(1,401,771)	(761,610)		(2,163,381)

Other income (expense)
Unrealized gain (loss) on marketable securities	—			—
Interest expense	(6,983)			(6,983)
Total other income (expense)	(6,983)			(6,983)

Net (loss)	$(1,408,754)	(761,610)		$(2,170,364)

Net (loss) per common share - basic and diluted	$(0.03)	(0.01)		$(0.04)

Weighted average common shares outstanding - basic and diluted	54,215,367			54,215,367

(a)         Revenues associated with collectability not reasonably assured

(b)         Revenues associated with non-cash transactions

(c)          Revenues associated with the timing of recognition under certain percentage of completion contracts

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS-RESTATED

(UNAUDITED)

	As Reported Three Months Ended March 31, 2014	Revisions		Restated Three Months Ended March 31, 2014
Cash Flows from Operating Activities:
Net (loss)	$(1,408,754)	(761,610	) (a),(b),(c)	$(2,170,364)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	99,897	(624	) (b)	99,273
Stock, option and warrant expense	849,148			849,148
Unrealized (gain) loss on investments	—			—
Amortization of debt discount	1,155			1,155
Changes in operating assets and liabilities:
Accounts receivable	(725,754)	75,913	(a)	(649,841)
Related party receivable	(1,125)			(1,125)
Prepaid & other assets	(49,643)			(49,643)
Accounts payable and accruals	116,153	675,000	(b)	791,153
Billings in excess of costs	—	11,321	(c)	11,321
Deferred revenue	—			—
Related party payables	(156,424)			(156,424)
Net cash (used in) operating activities	(1,275,347)			(1,275,347)

Cash Flows from Investing Activities:
Cash paid for intangible assets	(113,476)			(113,476)
Net cash (used in) by investing activities	(113,476)			(113,476)

Cash Flows from Financing Activities:
Repayment of note payable	(160,000)			(160,000)
Issuance of common stock for cash	181,537			181,537
Issuance of equity for cash exercise of options and warrants	13,000			13,000
Proceeds from third party loans	—			—
Net cash provided by financing activities	34,537			34,537

Increase (decrease) in cash	(1,354,286)			(1,354,286)
Cash - beginning of period	1,847,004			1,847,004
Cash - end of period	$492,718			$492,718
NON-CASH FINANCING ACTIVITIES
Common stock issued for conversion of debt	$—			$—
Warrants issued for related party loans	—			—
Common stock issued to CMGO for debt repayment	—			—
Patents capitalized in accounts payable	—			—
Accounts payable converted into debt	—			—
Intangible assets purchased with accounts payable	742,500	(742,500	) (b)	—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,658			$3,658
Income taxes paid	$—			$—

(a)         Revenues associated with collectability not reasonably assured

(b)         Revenues associated with non-cash transactions

(c)          Revenues associated with the timing of recognition under certain percentage of completion contracts

NOTE 3:                                             RELATED PARTY TRANSACTIONS

As of March 31, 2014 and December 31, 2013, related party loans totaled $35,000 and $35,000, respectively.

As of March 31, 2014 and December 31, 2013, there were related party payables of $87,000 and $243,424, respectively, for services performed by related parties. During the three months ended March 31, 2014, the Company repaid $156,424 to related parties for services, payroll and reimbursable expenses.

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

On August 3, 2013, the Company borrowed $150,000 with a coupon rate of 10%, due on September 10, 2013 with a warrant to purchase 20,000 common shares, that vested immediately with a strike price of $0.50. The warrant was valued at $6,930 on August 3, 2013 using a closing price that day of $0.47, a strike price of $0.50, term of 5 years, volatility of 100%, dividends of 0%, and a discount rate of 1.36%. The value of the warrant of $6,930 is reflected as a discount to the note for a net amount of $143,070. For the year ended December 31, 2013, interest was accrued in the amount of $2,384 and $5,755 was recognized as amortization expense. During the quarter ending March 31, 2014, the note principal of $150,000 and interest of $3,658 was paid in full and $1,155 was recognized as amortization expenses.

NOTE 5:                                             STOCKHOLDERS’ EQUITY

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

NOTE 6:                                             OPTIONS

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

On January 27, 2014, the Company awarded 1,500,000 options, one third of which vested immediately, one third upon the Company reporting a minimum of $10 million in annualized revenues by the 2nd anniversary and one third upon the Company reporting a minimum of $20 million in annualized revenues by the 3rd anniversary from the grant date, with an exercise price of $0.40 per share and an expiration date of January 27, 2019. The fair value on the grant date of the options was $274,463 and the option expense for three months ended March 31, 2014 was determined to be $91,488.

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

On March 24, 2014, the Company awarded 1,522,100 options, which vest over three years, with the exception of 200,000 options issued to one individual that vested immediately upon grant. The options have an exercise price of $0.45 per share and an expiration date of March 24, 2019. The value on the grant date of the options was $675,775 and the option expense for three months ended March 31, 2014 was determined to be $60,501.

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

On November 16, 2013, the Company issued warrants to purchase 1,300,000 of common stock which vested immediately and have an exercise price of $0.01 per share and expire on December 13, 2018. The fair value on the grant date of the options was $331,287 and the expense for year ended December 31, 2013 was determined to be $331,286. As of March 31, 2014, these warrants have been exercised in their entirety.

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

Below is a table summarizing the Company’s outstanding performance share units as of March 31, 2014 and December 31, 2013:

	Number of PSUs	Wtd Avg. Grant Price	Weighted-Average Remaining Term
Outstanding at December 31, 2013	1,000,000	$0.45	2
Granted	3,000,000	0.33	2.67
Outstanding at March 31, 2014	4,000,000	$0.36	2.50

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

NOTE 9:                                             INTANGIBLE ASSETS

As of March 31, 2014, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of five or ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Prior to any impairment adjustment, intangible assets consisted of the following:

	Restated March 31,	December 31,
	2014	2013
Patents	$3,564,319	$3,563,343
Software Development Costs	180,000	—
Licensing	—	—
Accumulated Amortization	(587,872)	(489,398)
Intangible Assets, Net	$3,156,447	$3,073,945

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

Amortization expense totaled $98,474 and $88,794 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 10:                                      SUBSEQUENT EVENTS

From April 1, 2014 through May 14, 2014, the Company has issued 100,000 shares of common stock for services for an expense of $49,500 with no future period amortization and 17,870 shares of common stock pursuant to cashless exercise of warrants.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with our consolidated financial statements and related notes in Part I, Item 1 of this report.

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

Results of Operations

	Three Months Ended March 31,
	Restated 2014	2013
Revenue	$42,527	$223,172
Revenue from related party	3,125	1,125
Total revenues	45,652	224,297
Cost of sales	41,153	45,023
Gross profit (loss)	4,499	179,274
Operating expenses:
Selling & marketing	270,383	7,750
Research & development	130,624	—
General and administrative expenses	1,667,600	444,050
Amortization & depreciation	99,273	89,593
Operating (loss)	(2,163,381)	(362,119)
Unrealized gain (loss) on marketable securities	—	(9,000)
Interest expense	(6,983)	(24,967)
Net (loss)	$(2,170,364)	$(396,086)
Net (loss) per weighted average common shares outstanding — basic and diluted	$(0.04)	$(0.01)

Revenue

For the three months ended March 31, 2014 and 2013, revenue was $42,527 and $223,172, respectively, consisting primarily of website design and maintenance. Revenues decreased due to decreased demand for our web design services. Additionally, for the three months ended March 31, 2014 and 2013, revenue from related party was $3,125 and $1,125, respectively, consisting primarily of revenue from various levels of website design and maintenance.

Cost of Sales

For the three months ended March 31, 2014 and 2013, cost of sales was $41,153 and $45,023, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit

The decrease in revenue and increase in our implementation costs resulted in a gross profit of $4,499 during the three months ended March 31, 2014 as compared to a gross profit of $179,274 for the three months ended March 31, 2013. Gross profit decreased as a result of decreased sales combined with additional implementation costs of our products.

Selling and Marketing Expenses

Selling and marketing expenses were $270,383 and $7,750 for the three months ended March 31, 2014 and 2013, respectively.  The increase results from the establishment of dedicated resources to actively sell and market our products and services.

Research and Development Expenses

Research and development expenses were $130,624 and $0 for three months ended March 31, 2014 and 2013, respectively. Research and development expenses increased as a result of the establishment of a dedicated research group during 2014.

General and Administrative Expenses

General and administrative expenses were $1,667,600 and $444,050 for the three months ended March 31, 2014 and 2013, respectively. General and administrative expenses increased as a result of increases in new employees and the associated benefits costs as well as increased stock, option and warrant expense.

Amortization and Depreciation

Amortization and depreciation expenses were $99,273 and $89,593 for the three months ended March 31, 2014 and 2013, respectively. The increase in expense was primarily related to an increase in software development amortization.

Other Income/Expenses

Other income and expenses were charges of $6,983 and $33,967 for the three months ended March 31, 2014 and 2013, respectively.  The resulting change to expense was due to decreases in unrealized losses from marketable equity securities and a substantial decrease in interest expense.

Liquidity and Capital Resources

Working Capital

	Restated At March 31,	At December 31,
	2014	2013
Current Assets	$1,844,874	$2,498,551
Current Liabilities	1,432,505	867,800
Working Capital	$412,369	$1,630,751

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

Licensing revenues for intangible assets, including intellectual property such as patents and trademarks, are recognized when all applicable criteria have been met: (a) persuasive evidence of an existing arrangement; (b) a fixed or determinable price; (c) the delivery has occurred or service has been rendered; and (d) the collectability of the sales price is reasonably assured. Licensing revenues are recognized over the term of the contract or, in the case of a perpetual license, revenues are recognized in the period the criteria have been met. In transactions where we engage in a non-cash exchange for a license of our company for the license of our customer, we follow ASC 845 and any potential revenues is recorded as other income.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure.  Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure, controls and procedures were not effective as of March 31, 2014 due to omissions of disclosures in accordance with generally accepted accounting principles and errors existed in the effectiveness of the design and operations of our company’s internal controls and procedures for non-monetary transactions and non-monetary revenue recognition as described below.

Material Weakness

Our management has concluded that a material weakness exists in the effectiveness of the design and operations of our internal controls over financial reporting in the area revenue recognition.  The material weakness relates to (i) a lack of sufficient accounting personnel who have the requisite U.S. GAAP knowledge with respect to non-monetary transactions and non-monetary revenue recognition; and (ii) we did not maintain an adequate financial reporting organizational structure to support the complexity and operating activities of our company resulting in a weakness in the controls related to the financial reporting and disclosures regarding revenue recognition, which have affected our company’s ability to ensure reliable financial reports.  The errors in revenue recognition impacted the revenues associated with non-cash transactions, the timing of revenue recognition on certain contracts utilizing the percentage of completion methodology and revenues on certain agreements where the price was not reasonably assured of collection.

Management’s Remediation Plan

We are committed to remediating the control deficiencies that constitute the 2014 material weaknesses by implementing changes to our internal control over financial reporting and in particular to the recognition of revenue and costing related to non-monetary transactions.  Our chief financial officer is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

To that end, we plan on achieving this primarily through additional training efforts as well as ensuring appropriate review of the related significant accounting policies by the members of management with the requisite level of knowledge, experience and training to appropriately apply GAAP, including outside accounting and consulting firms.  We plan to undertake additional review processes to ensure the related significant accounting policies are implemented and applied on a consistent basis throughout our company.

Additionally, any potential future license transaction revenues will be recorded as “Other Income” in future periods.

We have also implemented new operational management systems to capture all data required for the computation of revenue under the percentage of completion methodology.

Finally, we established new policies for customer acceptance to mitigate the issues surrounding the reasonableness of customer collections.

We believe these measures will remediate the control deficiencies.  However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary.  As we continue to evaluate and work to remediate the control deficiencies that resulted in the material weaknesses, we may determine to take additional measures to address the control deficiencies.

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

ITEM 1A.                                       RISK FACTORS

We have identified material weaknesses in our internal control over financial reporting, which have resulted in a restatement of our previously issued financial statements. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain errors and we could be required to further restate our financial results, which could adversely affect our stock price and result in an inability to maintain compliance with applicable stock exchange listing requirements.

We have concluded that there are material weaknesses in our internal control over financial reporting, as we did not maintain effective controls over the application of accounting principles generally accepted in the United States (“GAAP”) related to revenue recognition for certain non-monetary transactions. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. One material weakness related to our failure to maintain effective internal controls over the accounting for revenue recognition.  Our Quarterly Reports on Form 10-Q have been amended by an Amendments No. 1 on Form 10-Q/A to reflect the restatement of our financial statements for the restated periods and the change in management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of March 31, June 30 and September 30, 2014.

Our non-monetary intellectual property licensing plan may not be realized. If our intellectual property licensing plan proves to be unsuccessful, our business may fail to generate royalty revenues.

Our intellectual licensing plan is subject to all of the risks inherent in the establishment of a new business. We have yet to receive patent royalty payments related to the non-monetary intellectual property licensing agreements and we cannot assure you about future collections of royalties.

Except for the risk factors listed above, there have been no material changes from the risk factors disclosed in Item 1.A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The offer and sale of the securities set forth above were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. We determined that the investors were accredited based on representations made by the investors to us.

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

*                      Filed herewith.

(1)              Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (Reg. No. 333-195471)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of May 2015.

AUDIOEYE, INC.

By:	/s/ SEAN BRADLEY
Sean Bradley
President

By:	/s/ DONALD WEINSTEIN
Donald Weinstein
Chief Financial Officer