Form 10-Q/A
period 2014-06-30
AUDIOEYE INC
filed 2015-05-18
CIK 1362190

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 as originally filed with the Securities and Exchange Commission on August 11, 2014 (“Original Filing”) to restate its consolidated balance sheet as of June 30, 2014, and its consolidated statement of operations and consolidated statement of cash flow for the three and six months ended June 30, 2014.

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

We are also separately amending our quarterly reports on Form 10-Q for the periods ending March 31, 2014 and September 30, 2014 in connection with the restatements of our interim financial statements for such periods.

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

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Restated June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$514,165	$1,847,004
Accounts receivable, net	538,942	569,297
Related party receivables	26,375	82,250
Prepaid assets and security deposits	68,938	—
Stock subscriptions receivable	60,000	—
Marketable securities	60,000	—
Total Current Assets	1,268,420	2,498,551

Property and equipment, net	2,249	3,847
Intangible assets, net	3,280,404	3,073,945
Goodwill	700,528	700,528
Total Assets	$5,251,601	$6,276,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,165,633	$416,531
Deferred revenue	600	—
Billing in excess of costs	17,772
Notes and loans payable-current, net of unamortized discounts of $0 and $1,155, respectively	24,000	172,845
Related party payables	87,000	243,424
Related party loans	35,000	35,000
Total Current Liabilities	1,330,005	867,800

Long Term Liabilities
Notes and loans payable-long term	65,800	79,800
Total Long Term Liabilities	65,800	79,800
Total Liabilities	1,395,805	947,600

STOCKHOLDERS’ EQUITY
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, none issued and outstanding, as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 59,256,291 and 53,239,369 issued and outstanding, as of June 30, 2014 and December 31, 2013 respectively	593	532
Treasury stock	(623,000)	(623,000)
Additional paid-in capital	15,823,868	13,231,212
Accumulated deficit	(11,345,665)	(7,279,473)
Total Stockholders’ Equity	3,855,796	5,329,271
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,251,601	$6,276,871

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	Restated June 30, 2014	June 30, 2013	Restated June 30, 2014	June 30, 2013

Revenue	$50,195	$182,232	$92,722	$406,529
Revenue from related party	1,125	18,000	4,250	18,000
Total revenues	51,320	200,232	96,972	424,529

Cost of revenues	334,312	50,767	375,465	95,790

Gross profit	(282,992)	149,465	(278,493)	328,739

Operating expenses:
Selling and marketing	251,705	41,866	522,088	49,616
Research and development	108,146	—	238,770	—
General and administrative expenses	1,135,947	547,574	2,803,547	991,618
Amortization and depreciation	116,577	89,726	215,850	179,325
Total operating expenses	1,612,375	679,166	3,780,255	1,220,559

Operating income (loss)	(1,895,367)	(529,701)	(4,058,748)	(891,820)

Other income (expense)
Unrealized loss on marketable securities	—	—	—	(9,000)
Interest expense	(461)	(199)	(7,444)	(25,166)
Total other income (expense)	(461)	(199)	(7,444)	(34,166)

Net income (loss)	$(1,895,828)	$(529,900)	$(4,066,192)	$(925,986)

Net income (loss) per common share - basic	$(0.03)	$(0.01)	$(0.07)	$(0.02)
Net income (loss) per common share - diluted	$(0.03)	$(0.01)	$(0.07)	$(0.02)
Weighted average common shares outstanding - basic	55,484,007	43,324,188	54,946,209	40,287,985
Weighted average common shares outstanding - diluted	57,957,031	43,324,188	54,946,209	40,287,985

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	Restated June 30, 2014	June 30, 2013

Cash Flows from Operating Activities:
Net loss	$(4,066,192)	$(925,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215,850	179,189
Stock, option and warrant expense	1,227,408	253,358
Shares issued for services	396,620	50,000
Unrealized loss on investments	—	9,000
Amortization of debt discount	1,155	—
Changes in operating assets and liabilities:
Accounts receivable	30,355	2,265
Related party receivable	55,875	(18,000)
Prepaid and other assets	(68,938)	—
Accounts payable and accruals	689,102	3,503
Billings in excess of costs	17,772	—
Deferred revenue	600	(54,575)
Related party payables	(156,424)	122,083
Net cash used in operating activities	(1,656,817)	(379,163)

Cash Flows from Investing Activities:
Cash paid for intangible assets	(420,711)	(6,266)
Net cash used in investing activities	(420,711)	(6,266)

Cash Flows from Financing Activities:
Repayment of note payable	(164,000)	(212,000)
Issuance of common stock for cash, net of issuance costs	895,689	426,900
Issuance of equity for cash exercise of options and warrants	13,000	—
Proceeds from third party loans	—	352,500
Net cash provided by financing activities	744,689	567,400

Net (decrease) increase in cash	(1,332,839)	181,971
Cash - beginning of period	1,847,004	11,710
Cash - end of period	$514,165	$193,681

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$7,444	$24,967
Income taxes paid	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of debt	$—	$1,709,291
Warrants issued for related party loans	—	1,002,501
Issuance of common stock for subscriptions receivable	60,000	—
Common stock issued for accounts payable	—	50,000
Accounts payable converted into debt	—	30,000
Accounts receivable converted to marketable securities	60,000	—

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

Licensing revenues for intangible assets, including intellectual property such as patents and trademarks, are recognized when all applicable criteria have been met: (a) persuasive evidence of an existing arrangement; (b) a fixed or determinable price; (c) the delivery has occurred or service has been rendered; and (d) the collectability of the sales price is reasonably assured. Licensing revenues are recognized over the term of the contract or, in the case of a perpetual license, revenues are recognized in the period the criteria have been met. In transactions where the Company engages in a non-cash exchange for a license of the Company for the license of the Company’s customer, the Company follows ASC 845 and any potential revenues is recorded as other income.

NOTE 2: RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated balance sheet as of June 30, 2014, and its consolidated statement of operations and consolidated statement of cash flow for the three and six months ended June 30, 2014.

At the time the Company issued the financial statements subject to this restatement, the Company believed that it was relying on generally accepted accounting principles and properly applying those principles.  It remains the case that the Company relied upon the correct accounting principles in the accounting in those statements.  However, in conjunction certain changes in the management of the Company, as well as during the course of an internal review initiated by the Audit Committee at the Board of Directors during the first quarter and into the second quarter of 2015 (“Internal Review”) the Company identified errors in the application of the accounting principles for revenue recognition and costing of non-monetary transactions related to its intellectual property portfolio.  Specifically, the Company had no prior cash sales of licenses of its patents as of March 31, 2014. To recognize revenue on a non-monetary exchange of a license of its patents for services or licenses to be provided by a counterparty, the Company looked to establish fair value of either the licensed patents or the services or licenses to be received. Based on the nature of the transactions, and after consultation with the Company’s auditors and another outside accounting firm, the Company applied ASC 845-10-30-1, holding that fair value of the services or licenses it would receive in each transaction was more clearly evident than the fair value of the asset surrendered.  This methodology was approved by Company’s auditors and another outside accounting firm; this is the correct methodology, and it was the methodology used by the Company.

Under ASC 845, fair value in a license-for-services or license-for-license contract in which the cost of the asset being surrendered is not determinable can rely on the fair value of the asset received if it is determinable. The subsequent licenses for services or licenses transactions, as such, might have in the alternative considered the fair value of the services or licenses being provided by the counterparties. However, the Company has now determined following its Internal Review that in applying this methodology it did not have sufficient support to establish the value of the services or licenses provided under the subsequent license-for-services or license-for-license transactions, did not adequately track the consulting services provided by the various counterparties, and did not have sufficient support to establish such services were actually provided as per the terms of the contracts.

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

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS-RESTATED

(UNAUDITED)

	As Reported June 30, 2014	Cumulative Revisions		Restated June 30, 2014
ASSETS
Current Assets
Cash	$514,165			$514,165
Accounts receivable, net	645,119	(106,177	) (a)	538,942
Related party receivables	26,375			26,375
Prepaid assets and security deposits	2,985,924	(2,916,986	) (b)	68,938
Stock subscriptions receivable	60,000			60,000
Marketable securities	60,000			60,000
Total Current Assets	4,291,583	(3,023,163)		1,268,420

Property and equipment, net	2,249			2,249
Intangible assets, net	3,898,530	(618,126	) (b)	3,280,404
Goodwill	700,528			700,528
Total Assets	$8,892,890	(3,641,289)		$5,251,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,165,633			$1,165,633
Billings in excess of costs	—	17,772	(c)	17,772
Deferred revenue	600			600
Notes and loans payable	24,000			24,000
Related party payables	87,000			87,000
Related party loans	35,000			35,000
Total Current Liabilities	1,312,233	17,772		1,330,005

Long Term Liabilities
Notes and loans payable-long term	65,800			65,800
Total Long Term Liabilities	65,800			65,800
Total Liabilities	1,378,033	17,772		1,395,805

STOCKHOLDERS’ EQUITY
Preferred stock	—			—
Common stock	593			593
Treasury stock	(623,000)			(623,000)
Additional paid-in capital	15,823,868			15,823,868
Accumulated deficit	(7,686,604)	(3,659,061)		(11,345,665)
Total Stockholders’ Equity	7,514,857	(3,659,061)		3,855,796
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,892,890	(3,641,289)		$5,251,601

(a)         Revenues associated with collectability not reasonably assured

(b)         Revenues associated with non-cash transactions

(c)          Revenues associated with the timing of recognition under certain percentage of completion contracts

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS-RESTATED

(UNAUDITED)

	Six Months Ended
	As Reported June 30, 2014	Cumulative Revisions		Restated June 30, 2014

Revenue	$4,041,669	(3,948,947	) (a, b, c)	$92,722
Revenue from related party	4,250			4,250
Total revenues	4,045,919	(3,948,947)		96,972

Cost of revenues	375,465			375,465

Gross profit	3,670,454	(3,948,947)		(278,493)

Operating expenses:
Selling and marketing	755,100	(233,012	) (b)	522,088
Research and development	238,770			238,770
General and administrative expenses	2,803,547			2,803,547
Amortization and depreciation	272,724	(56,874	) (b)	215,850
Total operating expenses	4,070,141	(289,886)		3,780,255

Operating income (loss)	(399,687)	(3,659,061)		(4,058,748)

Other income (expense)
Unrealized loss on marketable securities	—			—
Interest expense	(7,444)			(7,444)
Total other income (expense)	(7,444)			(7,444)

Net income (loss)	$(407,131)	(3,659,061)		$(4,066,192)

Net income (loss) per common share - basic	$(0.01)	(0.06)		$(0.07)
Net income (loss) per common share - diluted	$(0.01)	(0.06)		$(0.07)
Weighted average common shares outstanding — basic	54,946,209			54,946,209
Weighted average common shares outstanding — diluted	54,946,209			54,946,209

(a)         Revenues associated with collectability not reasonably assured

(b)         Revenues associated with non-cash transactions

(c)          Revenues associated with the timing of recognition under certain percentage of completion contracts

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS-RESTATED

(UNAUDITED)

	Three Months Ended
	As Reported June 30, 2014	Quarterly Revisions		Restated June 30, 2014

Revenue	$3,011,908	(2,961,713	) (a, b, c)	$50,195
Revenue from related party	1,125			1,125
Total revenues	3,013,033	(2,961,713)		51,320

Cost of revenues	334,312			334,312

Gross profit	2,678,721	(2,961,713)		(282,992)

Operating expenses:
Selling and marketing	259,719	(8,014	) (b)	251,705
Research and development	108,146			108,146
General and administrative expenses	1,135,947			1,135,947
Amortization and depreciation	172,827	(56,250	) (b)	116,577
Total operating expenses	1,676,639	(64,264)		1,612,375

Operating income (loss)	1,002,082	(2,897,449)		(1,895,367)

Other income (expense)
Unrealized loss on marketable securities	—			—
Interest expense	(461)			(461)
Total other income (expense)	(461)			(461)

Net income (loss)	$1,001,621	(2,897,449)		$(1,895,828)

Net income (loss) per common share - basic	$0.02	(0.05)		$(0.03)
Net income (loss) per common share - diluted	$0.02	(0.05)		$(0.03)
Weighted average common shares outstanding — basic	55,484,007			55,484,007
Weighted average common shares outstanding — diluted	57,957,031			57,957,031

(a)         Revenues associated with collectability not reasonably assured

(b)         Revenues associated with non-cash transactions

(c)          Revenues associated with the timing of recognition under certain percentage of completion contracts

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS-RESTATED

(UNAUDITED)

	Six Months Ended
	As Reported June 30, 2014	Cumulative Revision		Restated June 30, 2014

Cash Flows from Operating Activities:
Net loss	$(407,131)	(3,659,061)		$(4,066,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272,724	(56,874)	(b)	215,850
Stock, option and warrant expense	1,227,408			1,227,408
Shares issued for services	396,620			396,620
Unrealized loss on investments	—			—
Amortization of debt discount	1,155			1,155
Licenses sold in exchange for licenses	(675,000)	675,000	(b)	—
Licenses sold in exchange for prepaid services	(3,150,000)	3,150,000	(b)	—
Changes in operating assets and liabilities:
Accounts receivable	(135,822)	166,177	(a)	30,355
Related party receivable	55,875			55,875
Prepaid and other assets	164,076	(233,014)	(b)	(68,938)
Accounts payable and accruals	749,102	(60,000)	(b)	689,102
Billings in excess of costs	—	17,772	(c)	17,772
Deferred revenue	600			600
Related party payables	(156,424)			(156,424)
Net cash used in operating activities	(1,656,817)			(1,656,817)

Cash Flows from Investing Activities:
Cash paid for intangible assets	(420,711)			(420,711)
Net cash used in investing activities	(420,711)			(420,711)

Cash Flows from Financing Activities:
Repayment of note payable	(164,000)			(164,000)
Issuance of common stock for cash, net of issuance costs	895,689			895,689
Issuance of equity for cash exercise of options and warrants	13,000			13,000
Proceeds from third party loans	—			—
Net cash provided by financing activities	744,689			744,689

Net (decrease) increase in cash	(1,332,839)			(1,332,839)
Cash - beginning of period	1,847,004			1,847,004
Cash - end of period	$514,165			$514,165

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$7,444			$7,444
Income taxes paid	—			—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of debt	$—			$—
Warrants issued for related party loans	—			—
Issuance of common stock for subscriptions receivable	60,000			60,000
Common stock issued for accounts payable	—			—
Accounts payable converted into debt	—			—
Accounts receivable converted to marketable securities	60,000			60,000

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

NOTE 6: OPTIONS

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

On January 27, 2014, the Company awarded 1,500,000 options, one third of which vested immediately, one third vest upon the Company reporting a minimum of $10 million in annualized revenues by the second anniversary of the grant date and one third vest upon the Company reporting a minimum of $20 million in annualized revenues by the third anniversary of the grant date, with an exercise price of $0.40 per share and an expiration date of January 27, 2019. The fair value on the grant date of the options was $303,562 and it is being recognized over the vesting period of the options.

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

On March 24, 2014, the Company awarded 2,522,100 options, which vest over three years, with the exception of 200,000 options issued to one individual that vested immediately upon grant. The options have an exercise price of $0.45 per share and an expiration date of March 24, 2019. The value on the grant date of the options was $724,948 and it is being recognized over the vesting period of the options.

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

NOTE 9: INTANGIBLE ASSETS

As of June 30, 2014, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of five or ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Prior to any impairment adjustment, intangible assets consisted of the following:

	June 30,	December 31,
	2014	2013

Patents	$3,601,555	$3,563,343
Software Development Costs	382,500	—
Accumulated Amortization	(703,651)	(489,398)
Intangible Assets, Net	$3,280,404	$3,073,945

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

Amortization expense totaled $214,253 and $177,727 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 10: INVESTMENTS

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

NOTE 11: SUBSEQUENT EVENTS

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

Comparative for the Three Months ended June 30, 2014 and June 30, 2013

Revenue

For the three months ended June 30, 2014 and 2013, revenue was $50,195 and $182,232, respectively, consisting primarily of revenues from various levels of website design and maintenance. Revenues decreased due to decreased demand for our software product sales and SaaS services. Additionally, for the three months ended June 30, 2014 and 2013, revenue from related party was $1,125 and $18,000, respectively, consisting primarily of revenue from website design and maintenance.

Cost of Sales

For the three months ended June 30, 2014 and 2013, cost of sales was $334,312 and $50,767, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit

The decrease in revenue resulted in a gross loss of $282,992 during the three months ended June 30, 2014 as compared to a gross profit of $149,465 for the three months ended June 30, 2013. Gross profit decreased as a result of decreasing sales combined with an increase in dedicated resources associated with implementation costs of our products.

Selling and Marketing Expenses

Selling and marketing expenses were $251,705 and $-0- for the three months ended June 30, 2014 and 2013, respectively. The increase results from the establishment of dedicated resources to actively sell and market our products and services.

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

Amortization and Depreciation

Amortization and depreciation expenses were $116,577 and $89,726 for the three months ended June 30, 2014 and 2013, respectively. The increase in expense was primarily related to an increase in software development and patent acquisition cost.

Other Income/Expenses

Other income and expenses were charges of $461 and $199 for the three months ended June 30, 2014 and 2013, respectively.  The resulting change to expense was due to decreases in unrealized losses from marketable equity securities and a decrease in interest expense.

Comparative for the Six Months ended June 30, 2014 and June 30, 2013

Revenue

For the six months ended June 30, 2014 and 2013, revenue was $92,722 and $406,529, respectively, consisting primarily of revenues from various levels of website design and maintenance. Revenues decreased due to increased focus on software products an SaaS services. Additionally, for the six months ended June 30, 2014 and 2013, revenue from related party was $4,250 and $18,000, respectively, consisting primarily of revenue from website design and maintenance.

Cost of Sales

For the six months ended June 30, 2014 and 2013, cost of sales was $375,465 and $95,790, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit

The decrease in revenue resulted in a gross loss of $278,493 during the six months ended June 30, 2014 as compared to a gross profit of $328,739 for the six months ended June 30, 2013. Gross profit decreased as a result of decreased sales combined with increased costs related to additional resources dedicated to the implementation of our products.

Selling and Marketing Expenses

Selling and marketing expenses were $522,088 and $49,616 for the six months ended June 30, 2014 and 2013, respectively.  The increase results from the establishment of dedicated resources to actively sell and market our products and services.

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

Amortization and Depreciation

Amortization and depreciation expenses were $215,850 and $179,325 for the six months ended June 30, 2014 and 2013, respectively. The increase in expense was primarily related to a increase in intellectual property amortization.

Other Income/Expenses

Other income and expenses were charges of $7,444 and $34,166 for the six months ended June 30, 2014 and 2013, respectively.  The resulting change to expense was due to decreases in unrealized losses from marketable equity securities and a substantial decrease in interest expense.

Liquidity and Capital Resources

Working Capital

	Restated At June 30,	At December 31,
	2014	2013
Current Assets	$1,268,420	$2,498,551
Current Liabilities	1,330,005	867,800
Working Capital	$(61,585)	$1,630,751

The working capital for the periods ended June 30, 2014 and December 31, 2013 was $(61,585) and $1,630,751, respectively. The decrease in surplus was primarily due to an decrease in cash and an increase in payables.

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

Licensing revenues for intangible assets, including intellectual property such as patents and trademarks, are recognized when all applicable criteria have been met: (a) persuasive evidence of an existing arrangement; (b) a fixed or determinable price; (c) the delivery has occurred or service has been rendered; and (d) the collectability of the sales price is reasonably assured. Licensing revenues are recognized over the term of the contract or, in the case of a perpetual license, revenues are recognized in the period the criteria have been met. In transactions where we engage in a non-cash exchange for a license of our company for the license of our customer, we follow ASC 845 and any potential revenue is recorded as other income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure.  Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure, controls and procedures were not effective as of June 30, 2014 due to omissions of disclosures in accordance with generally accepted accounting principles and errors existed in the effectiveness of the design and operations of our company’s internal controls and procedures for non-monetary transactions and non-monetary revenue recognition as described below.

Material Weakness

Our management has concluded that a material weakness exists in the effectiveness of the design and operations of our internal controls over financial reporting in the area of revenue recognition.  The material weakness relates to (i) a lack of sufficient accounting personnel who have the requisite U.S. GAAP knowledge with respect to non-monetary transactions and non-monetary revenue recognition; and (ii) we did not maintain an adequate financial reporting organizational structure to support the complexity and operating activities of our company resulting in a weakness in the controls related to the financial reporting and disclosures regarding revenue recognition, which have affected and could continue to affect our company’s ability to ensure reliable financial reports.  The errors in revenue recognition impacted the revenues associated with non-cash transactions, the timing of revenue recognition on certain contracts utilizing the percentage of completion methodology and revenues on certain agreements where the price was not reasonably assured of collection.

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

We have concluded that there are material weaknesses in our internal control over financial reporting, as we did not maintain effective controls over the selection and application of accounting principles generally accepted in the United States (“GAAP”) related to revenue recognition for certain non-monetary transactions. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. One material weakness related to our failure to maintain effective internal controls over the accounting for revenue recognition. Our Quarterly Reports on Form 10-Q have been amended by an Amendments No. 1 on Form 10-Q/A to reflect the restatement of our financial statements for the restated periods and the change in management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of March 31, June 30 and September 30, 2014.

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

Except for the risk factors listed above there have been no material changes from the risk factors disclosed in Item 1.A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of May 2015.

AUDIOEYE, INC.

By:	/s/ Sean Bradley
Sean Bradley
President

By:	/s/ Donald Weinstein
Donald Weinstein
Chief Financial Officer