Form 10-Q/A
period 2014-09-30
AUDIOEYE INC
filed 2015-05-18
CIK 1362190

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to its Quarterly Report on Form 10-Q for the three and six months ended September 30, 2014 as originally filed with the Securities and Exchange Commission on November 7, 2014 (“Original Filing”) to restate its consolidated balance sheet as of September 30, 2014, and its consolidated statement of operations and consolidated statement of cash flow for the three and nine months ended September 30, 2014.

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

We are also separately amending our quarterly reports on Form 10-Q for the periods ending March 31, 2014 and June 30, 2014 in connection with the restatements of our interim financial statements for such periods.

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

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Restated September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$2,151,849	$1,847,004
Accounts receivable, net	400,118	569,297
Related party receivables	27,500	82,250
Prepaid assets and security deposits	167,873	—
Marketable securities	48,000	—
Total Current Assets	2,795,340	2,498,551

Property and equipment, net	1,450	3,847
Intangible assets, net	3,284,999	3,073,945
Goodwill	700,528	700,528
Total Assets	$6,782,317	$6,276,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$534,779	$416,531
Billings in excess of costs	202,967
Notes and loans payable-current, net of unamortized discounts of $0 and $1,155, respectively	24,000	172,845
Related party payables	—	243,424
Related party loans	—	35,000
Total Current Liabilities	761,746	867,800

Long Term Liabilities
Notes and loans payable-long term	57,800	79,800
Total Long Term Liabilities	57,800	79,800
Total Liabilities	819,546	947,600

STOCKHOLDERS’ EQUITY
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, none issued and outstanding, as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 70,552,753 and 53,239,369 issued and outstanding, as of September 30, 2014 and December 31, 2013 respectively	705	532
Treasury stock	(623,000)	(623,000)
Additional paid-in capital	20,400,247	13,231,212
Accumulated deficit	(13,815,181)	(7,279,473)
Total Stockholders’ Equity	5,962,771	5,329,271
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,782,317	$6,276,871

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	Restated September 30, 2014	September 30, 2013	Restated September 30, 2014	September 30, 2013

Revenue	$186,641	$344,414	$279,364	$748,693
Revenue from related party	1,125	37,125	5,375	57,375
Total revenues	187,766	381,539	284,739	806,068

Cost of revenues	264,459	130,771	639,924	226,561

Gross profit	(76,693)	250,768	(355,185)	579,507

Operating expenses:
Selling and marketing	546,265	117,893	1,068,353	167,509
Research and development	153,188	—	391,958	—
General and administrative expenses	1,548,851	889,095	4,352,398	1,880,726
Amortization and depreciation	132,104	89,823	347,954	269,135
Total operating expenses	2,380,408	1,096,811	6,160,663	2,317,370

Operating income (loss)	(2,457,101)	(846,043)	(6,515,848)	(1,737,863)

Other income (expense)
Unrealized loss on marketable securities	(12,000)	(9,000)	(12,000)	(18,000)
Interest expense	(416)	(15,767)	(7,860)	(40,933)
Total other income (expense)	(12,416)	(24,767)	(19,860)	(58,933)

Net income (loss)	$(2,469,517)	$(870,810)	$(6,535,708)	$(1,796,796)

Net income (loss) per common share - basic	$(0.04)	$(0.02)	$(0.12)	$(0.04)
Net income (loss) per common share - diluted	$(0.03)	$(0.02)	$(0.10)	$(0.04)
Weighted average common shares outstanding - basic	61,062,150	44,385,177	55,993,097	41,668,724
Weighted average common shares outstanding - diluted	70,568,775	44,385,177	68,499,722	41,668,724

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	Restated September 30, 2014	September 30, 2013

Cash Flows from Operating Activities:
Net income (loss)	$(6,535,708)	$(1,796,796)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	347,954	269,135
Stock, option and warrant expense	1,538,557	593,019
Shares issued for services	778,927	50,000
Unrealized loss on marketable securities	12,000	18,000
Amortization of debt discount	1,155	—
Changes in operating assets and liabilities:
Accounts receivable	169,179	(104,394)
Related party receivable	54,750	(72,000)
Prepaid and other assets	(167,873)	—
Accounts payable and accruals	79,762	146,857
Billings in excess of costs	202,967
Deferred revenue	—	(54,823)
Related party payables	(243,424)	274,583
Net cash used in operating activities	(3,761,754)	(676,419)

Cash Flows from Investing Activities:
Cash paid for intangible assets	(556,611)	(9,890)
Net cash used in investing activities	(556,611)	(9,890)

Cash Flows from Financing Activities:
Repayment of note payable	(172,000)	(218,000)
Repayment of related party loans	(35,000)	—
Borrowings on debt	—	502,500
Issuance of common stock for cash, net of issuance costs	1,305,689	426,346
Proceeds from exercise of options and warrants, net of issuance costs	3,524,521	37,188
Net cash provided by financing activities	4,623,210	748,034

Net increase in cash	304,845	61,725
Cash - beginning of period	1,847,004	11,710
Cash - end of period	$2,151,849	$73,435

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$7,444	$24,967
Income taxes paid	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of debt	$—	$1,709,291
Warrants issued for accrued payroll	21,514	1,073,751
Common stock issued for accounts payable	—	50,000
Accounts payable converted into debt	—	30,000
Debt discount from warrants issued with debt	—	6,930
Accounts receivable converted to marketable securities	60,000	—

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

NOTE 2:                                             RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated balance sheet as of September 30, 2014, and its consolidated statement of operations and consolidated statement of cash flows for the three and nine months ended September 30, 2014.

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

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS – RESTATED

(UNAUDITED)

	As Reported September 30, 2014	Cumulative Revisions		Restated September 30, 2014
ASSETS
Current Assets
Cash	$2,151,849			$2,151,849
Accounts receivable, net	695,744	(295,626)	(a)	400,118
Related party receivables	27,500			27,500
Prepaid assets and security deposits	5,189,330	(5,021,457)	(b)	167,873
Marketable securities	48,000			48,000
Total Current Assets	8,112,423	(5,317,083)		2,795,340

Property and equipment, net	1,450			1,450
Intangible assets, net	5,195,627	(1,910,628)	(b)	3,284,999
Goodwill	700,528			700,528
Total Assets	$14,010,028	(7,227,711)		$6,782,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$534,779			$534,779
Billings in excess of costs	—	202,967	(c)	202,967
Notes and loans payable-current	24,000			24,000
Related party payables	—			—
Related party loans	—			—
Total Current Liabilities	558,779	202,967		761,746

Long Term Liabilities
Notes and loans payable-long term	57,800			57,800
Total Long Term Liabilities	57,800			57,800
Total Liabilities	616,579	202,967		819,546

STOCKHOLDERS’ EQUITY
Preferred stock	—			—
Common stock	705			705
Treasury stock	(623,000)			(623,000)
Additional paid-in capital	20,400,247			20,400,247
Accumulated deficit	(6,384,503)	(7,430,678)		(13,815,181)
Total Stockholders’ Equity	13,393,449	(7,430,678)		5,962,771
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,010,028	(7,227,711)		$6,782,317

(a)         Revenues associated with collectability not reasonably assured

(b)         Revenues associated with non-cash transactions

(c)          Revenues associated with the timing of recognition under certain percentage of completion contracts

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – RESTATED

(UNAUDITED)

	Nine Months Ended
	As Reported September 30, 2014	Cumulative Revisions		Restated September 30, 2014

Revenue	$8,877,955	(8,598,591)	(a), (b), (c)	$279,364
Revenue from related party	5,375			5,375
Total revenues	8,883,330	(8,598,591)		284,739

Cost of revenues	1,460,453	(820,529)	(b)	639,924

Gross profit	7,422,877	(7,778,062		(355,185)

Operating expenses:
Selling and marketing	1,301,365	(233,012)	(b)	1,068,353
Research and development	391,958			391,958
General and administrative expenses	4,352,398			4,352,398
Amortization and depreciation	462,326	(114,372)	(b)	347,954
Total operating expenses	6,508,047	(347,384)		6,160,663

Operating income (loss)	914,830	(7,430,678)		(6,515,848)

Other income (expense)
Unrealized loss on marketable securities	(12,000)			(12,000)
Interest expense	(7,860)			(7,860)
Total other income (expense)	(19,860)			(19,860)

Net income (loss)	$894,970	(7,430,678)		$(6,535,708)

Net income (loss) per common share - basic	$0.02	(0.14)		$(0.12)
Net income (loss) per common share - diluted	$0.01	(0.11)		$(0.10)
Weighted average common shares outstanding - basic	55,993,097			55,993,097
Weighted average common shares outstanding - diluted	68,499,722			68,499,722

(a)         Revenues associated with collectability not reasonably assured

(b)         Revenues associated with non-cash transactions

(c)          Revenues associated with the timing of recognition under certain percentage of completion contracts

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – RESTATED

(UNAUDITED)

	Three Months Ended
	As Reported September 30, 2014	Quarterly Revisions		Restated September 30, 2014

Revenue	$4,836,286	(4,649,645)	(a), (b), (c)	$186,641
Revenue from related party	1,125			1,125
Total revenues	4,837,411	(4,649,645)		187,766

Cost of revenues	1,084,988	(820,529)	(b)	264,459

Gross profit	3,752,423	(3,829,116)		(76,693)

Operating expenses:
Selling and marketing	546,265			546,265
Research and development	153,188			153,188
General and administrative expenses	1,548,851			1,548,851
Amortization and depreciation	189,602	(57,498)	(b)	132,104
Total operating expenses	2,437,906	(57,498)		2,380,408

Operating income (loss)	1,314,517	(3,771,618)		(2,457,101)

Other income (expense)
Unrealized loss on marketable securities	(12,000)			(12,000)
Interest expense	(416)			(416)
Total other income (expense)	(12,416)			(12,416)

Net income (loss)	$1,302,101	(3,771,618)		$(2,469,517)

Net income (loss) per common share - basic	$0.02	(0.06)		$(0.04)
Net income (loss) per common share - diluted	$0.02	(0.05)		$(0.03)
Weighted average common shares outstanding - basic	61,062,150			61,062,150
Weighted average common shares outstanding - diluted	70,568,775			70,568,775

(a)         Revenues associated with collectability not reasonably assured

(b)         Revenues associated with non-cash transactions

(c)          Revenues associated with the timing of recognition under certain percentage of completion contracts

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – RESTATED

(UNAUDITED)

	Nine Months Ended
	As Reported September 30, 2014	Cumulative Revisions		Restated September 30, 2014

Cash Flows from Operating Activities:
Net income (loss)	$894,970	(7,430,678)		$(6,535,708)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	462,326	(114,372)	(b)	347,954
Stock, option and warrant expense	1,538,557			1,538,557
Shares issued for services	778,927			778,927
Unrealized loss on marketable securities	12,000			12,000
Amortization of debt discount	1,155			1,155
Licenses sold in exchange for licenses	(2,025,000)	2,025,000	(b)	—
Licenses sold in exchange for prepaid services	(6,075,000)	6,075,000	(b)	—
Changes in operating assets and liabilities:
Accounts receivable	(186,447)	355,626	(a)	169,179
Related party receivable	54,750			54,750
Prepaid and other assets	885,670	(1,053,543)	(b)	(167,873)
Accounts payable and accruals	139,762	(60,000)	(b)	79,762
Billings in excess of costs	—	202,967	(c)	202,967
Deferred revenue	—			—
Related party payables	(243,424)			(243,424)
Net cash used in operating activities	(3,761,754)			(3,761,754)

Cash Flows from Investing Activities:
Cash paid for intangible assets	(556,611)			(556,611)
Net cash used in investing activities	(556,611)			(556,611)

Cash Flows from Financing Activities:
Repayment of note payable	(172,000)			(172,000)
Repayment of related party loans	(35,000)			(35,000
Borrowings on debt	—			—
Issuance of common stock for cash, net of issuance costs	1,305,689			1,305,689
Proceeds from exercise of options and warrants, net of issuance costs	3,524,521			3,524,521
Net cash provided by financing activities	4,623,210			4,623,210

Net increase in cash	304,845			304,845
Cash - beginning of period	1,847,004			1,847,004
Cash - end of period	$2,151,849			$2,151,849

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$7,444			$7,444
Income taxes paid	—			—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of debt	$—			$—
Warrants issued for accrued payroll	21,514			21,514
Common stock issued for accounts payable	—			—
Accounts payable converted into debt	—			—
Debt discount from warrants issued with debt	—			—
Accounts receivable converted to marketable securities	60,000			60,000

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

As of September 30, 2014 and December 31, 2013, there were related party payables of $0 and $243,424, respectively, for services performed by related parties. During the nine months ended September 30, 2014, the Company repaid $243,424 to related parties for services, payroll and reimbursable expenses.

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

NOTE 6: OPTIONS

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

NOTE 9: INTANGIBLE ASSETS

As of September 30, 2014, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of five or ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Prior to any impairment adjustment, intangible assets consisted of the following:

	Restated September 30,	December 31,
	2014	2013

Patents	$3,602,454	$3,563,343
Software Development Costs	517,500	—
Accumulated Amortization	(834,955)	(489,398)
Intangible Assets, Net	$3,284,999	$3,073,945

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

Amortization expense totaled $345,557 and $266,738 for the nine months ended September 30, 2014 and 2013, respectively.

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

NOTE 11: SUBSEQUENT EVENTS

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

Comparative for the Three Months ended September 30, 2014 and September 30, 2013

Revenue

For the three months ended September 30, 2014 and 2013, revenue was $186,641 and $344,414, respectively, consisting primarily of website design and maintenance. Revenues declined due to decreased demand for our services. Additionally, for the three months ended September 30, 2014 and 2013, revenue from related parties was $1,125 and $37,125, respectively, consisting primarily of revenue from various levels of website design and maintenance.

Cost of Sales

For the three months ended September 30, 2014 and 2013, cost of sales was $264,459 and $130,771, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit

The decline in revenue resulted in a gross profit of $(76,693) during the three months ended September 30, 2014 as compared to a gross profit of $250,768 for the three months ended September 30, 2013. Gross profit decreased as a result of increasing website design costs combined with lower revenues.

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

Amortization and Depreciation

Amortization and depreciation expenses were $132,104 and $89,823 for the three months ended September 30, 2014 and 2013, respectively. The increase in expense was primarily related to an increase in software development amortization.

Other Expenses

Other expenses were charges of $12,416 and $24,767 for the three months ended September 30, 2014 and 2013, respectively.  The resulting change to expense was due to a minor increase in unrealized losses from marketable equity securities and a substantial decrease in interest expense.

Comparative for the Nine Months ended September 30, 2014 and September 30, 2013

Revenue

For the nine months ended September 30, 2014 and 2013, revenue was $279,364 and $748,693, respectively, consisting primarily of revenues from various levels of website design and maintenance. Revenues increased due to increased demand for our services. Additionally, for the nine months ended September 30, 2014 and 2013, revenue from related parties was $5,375 and $57,375, respectively, consisting primarily of revenue from various levels of website design and maintenance.

Cost of Sales

For the nine months ended September 30, 2014 and 2013, cost of sales was $639,924 and $226,561, respectively, consisting primarily of direct labor and direct technology costs.

Gross Profit

The decline in revenue resulted in a gross profit of $(355,185) during the nine months ended September 30, 2014 as compared to a gross profit of $579,507 for the nine months ended September 30, 2013. Gross profit decreased as a result of increased costs related to implementation resources and lower revenues.

Selling and Marketing Expenses

Selling and marketing expenses were $1,068,353 and $167,509 for the nine months ended September 30, 2014 and 2013, respectively.  The increase results from the establishment of dedicated resources to actively sell and market our products and services.

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

Amortization and Depreciation

Amortization and depreciation expenses were $347,954 and $269,135 for the nine months ended September 30, 2014 and 2013, respectively. The increase in expense was primarily related to increased software development amortization.

Other Expenses

Other expenses were charges of $19,860 and $58,933 for the nine months ended September 30, 2014 and 2013, respectively.  The resulting change to expense was due to decreases in unrealized losses from marketable equity securities and a substantial decrease in interest expense.

Liquidity and Capital Resources

Working Capital

	Restated At September 30,	At December 31,
	2014	2013
Current Assets	$2,795,340	$2,498,551
Current Liabilities	761,746	867,800
Working Capital	$2,033,594	$1,630,751

The working capital surplus for the periods ended September 30, 2014 and December 31, 2013 was $2,033,594 and $1,630,751, respectively. The increase in surplus was primarily due to an increase in capital raised.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Warrant (Summer Private Placement) (1)

10.1	AudioEye, Inc. 2015 Incentive Compensation Plan (1)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*                                         Filed herewith.

(1)                                 Incorporated by reference to our quarterly report on Form 10-Q, filed with the U.S. Securities and Exchange Commission on November 7, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of May 2015.

AUDIOEYE, INC.

By:	/s/ Sean Bradley
Sean Bradley
President

By:	/s/ Donald Weinstein
Donald Weinstein
Chief Financial Officer