Form 10-K
period 2014-12-31
AUDIOEYE INC
filed 2015-07-10
CIK 1362190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of June 30, 2014 was $18,369,451.

As of June 30, 2015, 81,323,176 shares of the registrant’s common stock were issued and outstanding.

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

Overview

AudioEye, Inc. was formed as a Delaware corporation on May 20, 2005. We focus on providing our customers with the most complete and inclusive web accessibility solution available.  Our suite of technologies allows our customers to provide their site visitors with an enhanced web experience.  When implemented, we believe that our solutions offer businesses the opportunity to reach more customers, improve brand image, and build additional brand loyalty.  In addition, our solutions provide organizations with the ability to comply with internationally accepted web content accessibility guidelines (WCAG) as well as US, Canadian, and United Kingdom accessibility laws.

We generate revenues through the sale of our software as a service (SaaS) technology platform, called the AudioEye Ally Platform, to website owners, publishers, developers, and operators and through the licensing of our intellectual property. When adopting our technology, clients implement the Ally+ Toolbar into their website.  The Ally+ Toolbar helps an organization put a face on the issue of web accessibility. It provides site visitors with access to a dedicated web accessibility Help Desk, WCAG-compliant and enhanced accessibility for individuals utilizing their own assistive technologies, as well as the optional Reader in the cloud.

Whether a user has a vision impairment, hearing impairment, color blindness, is learning to read, or simply wants to hear the website read to them, our Reader is a fully-scalable, cloud-based technology that utilizes patented architecture to deliver a fully-accessible audio-enabled user experience that can be navigated, utilized, interacted with, and transacted from, without the use of a monitor or mouse. Using the Reader, site visitors can customize their user experience by listening to the website, using their keyboard to navigate, enlarging text, changing background and foreground colors, clicking to listen, among several other customizations.

For organizations that do not want a managed SaaS solution and prefer to achieve WCAG 2.0 Level AA compliance on their own, our cloud-based Developer Portal provides them with a comprehensive single-source solution for tracking and maintaining a compliance audit of their web environments.  The self-service solution allows client developers to detect compliance issues and fix those issues through the implementation of the AudioEye JavaScript library in the client’s front-end web environment.  The system is also able to automatically fix specific compliance issues, vastly reducing the number of outstanding issues that require manual remediation, inherently reducing cost and time to market. The same Software-as-a-Service (SaaS) Developer Portal is utilized by our developers when servicing our clients through our Ally+ managed service offering.

We provide our customers with detailed remediation (compliance fix) statistics and analytics that demonstrate Reader usage.  Organizations are thereby provided insight into the different ways in which site visitors are engaging with their website from a web accessibility perspective.

Our technology development was initiated at the University of Arizona Science & Technology Park in Tucson, Arizona. In 2006, we received technology development venture funding from the Maryland Technology Development Corporation (TEDCO), which contributed to the development of our platform strategy. TEDCO was created by the Maryland State Legislature in 1998 to facilitate the transfer and commercialization of technology from Maryland’s research universities and federal labs into the marketplace and to assist in the creation and growth of technology-based businesses in all regions of the State of Maryland, where we formerly had a technology development and administration office. Beginning in 2009, we engaged in a multi-year technology development program with the Eller College of Management’s Department of Management Information Systems at the University of Arizona.  In connection with our proprietary technology, our company has been issued a number of U.S. patents in two distinct patent families.  Today, an experienced team of in-house engineers, designers, and developers in our Atlanta, GA, and Tucson, AZ, offices develop the Company’s technology & software.

Our patented technology was a 2013 Edison Gold Award winner for innovation in the category of “Quality of Life.”

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

Conventional solutions have been developed to help visually impaired users use websites, but these systems often require software and hardware to be installed on the user’s computer.  Many of these solutions simply use screen reading technology alone or in combination with print magnifying software applications.  These systems can be costly, unwieldy and inconvenient.  Furthermore, the assistive software’s ability to understand, process, and interpret complex and dynamic web applications that are prevalent across the web, today, is dependent on the quality in which the code was designed and developed, including the level to which the website adheres to best practices.  For these reasons, our technology was built to not only provide users with a cloud-based assistive toolset that gets embedded and made freely available to users within our client websites, but to also improve the code in a way that optimizes the user experience for users of existing third-party assistive technologies, such as screen readers.

Our patented invention relates to a server-side method and apparatus that enables users to audibly navigate websites and hear high-quality streaming audio narration and descriptions of websites.  This patented invention involves creating an audio-enabled web experience by utilizing voice talent and automated text-to-speech conversion methods to read and describe web content and create audio files for each section within a website, and then assigning a hierarchy and navigation system in line with the website design.  To implement the system, a script is installed across the pages of the website  and, when loaded, plays an audible tone upon a user’s visit indicating that the website is enhanced with our proprietary technology.  Upon hearing the tone, a user presses a key on the keyboard to enter the audible website.  Audible narration is played through the user’s computer, reading text and describing non-text information, such as images.  The narration includes menus for navigating the site which have a hierarchy substantially similar to that of the original website.  Users navigate the website menus and move from webpage to webpage by making keystrokes or using a mouse.

Our technology recognizes the possibility to operate the Internet as a spoken medium by cataloging each section of a website into an audio “filing cabinet.”  All the menu items and corresponding content on a given website can be easily converted to a series of audio files using web-based media creation software.  Site owners have the option of personalizing content by reading and recording specific sections via the human voice or relying on state-of-the-art computer generated voices.  Once all content is converted accordingly, all the individual audio files are woven together and connected by our AudioEye Ally Platform.   Within the Reader, an intuitive keystroke navigation system allows users to surf-by-sound.  Since the solution is network-based, users can seamlessly utilize our software across all their potential Internet points of entry — school, home, office, library or mobile device.  We believe that this is a major advantage over local devices and provides portability while removing technical boundaries.

Business Plan and Strategy

We are in the business of the development and commercial exploitation of our intellectual property both through the license of the AudioEye Ally Platform and the license of the intellectual property itself.  Functionally the business is organized into Technology, Operations, Sales and Marketing, and Intellectual Property Development.  Intellectual Property Development is tasked with the development of additional intellectual property, the implementation of a licensing strategy for the intellectual property itself, and the prosecution and enforcement of our existing patent portfolio.

Our business model is to generating revenue from multiple business channels:

•                                          The license of products and sale of services to corporate website owners, publishers, developers, and operators.

•                                          The license of products and sale of services to educational institutions and e-learning websites.

•                                          The license of products and sale of services to federal, state and local governments.

•                                          The license of products and sale of service to not-for-profit organizations.

•                                          Royalties from direct licensees of our intellectual property.

Our strategy is to establish our company as the leading provider of accessible technologies with revenues derived through technology licensing, platform software as a service (SaaS) product sales, technology support services and a comprehensive technology enforcement strategy.  Key operational objectives currently include:

•                                          Generate revenues from cash sales of our core AudioEye Ally Platform managed service and self-service offerings.

•                                          Commercialize and manage existing licenses of our intellectual property, including our patented technology.

•                                          Receive license royalties from organizations that utilize our patented technology and systems, which may potentially include taking equity in or entering into joint ventures with such organizations.

•                                          Deliver on custom development projects or products that leverage our technology or intellectual property.

License and Service Offerings

We offer a diversified portfolio of license and service offerings.  These can be broken into four broad business categories:

•                                          Web Accessibility Technology Platform (The AudoEye Ally Platform) — Offered as Internet Cloud Software as a Service (SaaS)

AudioEye offers three distinct web accessibility solutions:

•                  Developer Portal

•                  AudioEye Ally+ Standard Package

•                  AudioEye Ally+ Premium Package

Developer Portal:

•                  For self-service users who want to own the accessibility process from beginning to end

•                  The Developer Portal solution makes the developer’s job much simpler because, not only can it automatically correct issues, but it also gives the developer the tools to gain complete control over what needs to be fixed.

AudioEye Ally+ Standard Package:

•                  Client’s websites will be certified WCAG 2.0 Level AA compliant (with limited exclusions)

•                  Help Desk provides support for end users who have issues accessing content

•                  Detailed reporting that show the client results of remediation efforts

AudioEye Ally+ Premium Package:

•                  All items in the Standard Package, plus state of the art Reader

•                  The AudioEye Ally+ Premium Package has a variable component that requires premium pricing. This solution also includes analytics.

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

•                                          Sales and Commercialization Support for all Divisions

Customers

Our potential customer base includes a broad range of private and public sector customers including but not limited to:

•                                          Corporate Enterprise

•                                          Educational Institutions

•                                          Federal, State and Local Governments and Agencies

•                                          Not-for-Profit Organizations

If we are unable to establish, maintain or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate and our growth may be limited. Two major customers generated 81%, or 10% and 71%, respectively, of total sales for the year ended December 31, 2013. For the year ended December 31, 2014, two customers generated 87% of total sales, or 10% and 77%, respectively.

Enterprise and Education Market

Our management believes that corporate enterprise is a large market for our products and services.  Not only do we believe that consumers are good to businesses that do good, but we also believe that the AudioEye Ally+ Premium product uniquely empowers our clients to reach the large population of customers who are not able to gain equal access to our client’s content, products and services delivered via their websites.  In addition, we believe that the education market is significant and important and that it is vital for educational institutions to make all of their content fully accessible.

Title III of the Americans with Disabilities Act was enacted to help eliminate barriers to access. Just as building owners must implement physical accommodations to remove any physical barrier to access, transportation, or communication, website owners must adhere to web accessibility best practices in order to ensure barrier-free access to their websites and online materials. Over time, a website owner must maintain and prove their implementation of those techniques, such as those outlined within the globally recognized Web Content Accessibility Guidelines (WCAG) 2.0 standard.

Internet technologies have the potential to give persons with disabilities the means to live on a more equitable basis within the global community in a manner that previously was not possible.  We believe that there is significant market opportunity for our services as most websites are developed with the assumption that users can see the site. According to a study commissioned by Microsoft, conducted by Forester Research, Inc., 22% (37.2 million) of working-age adults are very likely to benefit from the use of accessible technology due to a severe difficulties and impairments.  Persons with disabilities form the world’s largest minority according to the United Nations. One billion people are estimated by the World Health Organization to have a disability.  According to a 2012 report from the United States Census Bureau, the overall percentage of people with a disability in the United States was 12.1 percent.

Equally significant to this analysis of market size are the studies surrounding the market influence of this demographic. Consumers are good to businesses that do good and through cause related marketing strategies, there exists a non-trivial business opportunity.  The disability market represents an annual disposable income of $1 trillion—and $544 billion in the U.S. alone. When you include friends and family, this adds another 2.3 billion people who control an incremental $6.9 trillion in annual disposable income.

Government and Not-for-Profit Organizations Market

Federal and state laws require that the information and services made available across government agency websites meet the diverse and unique needs of all site visitors. Conforming to web accessibility best practices and guidelines helps ensure public access to government information and improves the value of agency investment in their websites and online services.

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

Elderly and print-impaired individuals need the Internet’s critical access to fundamental state, local and federal government services and information such as tax forms, social programs, emergency services and legislative representatives.  In addition, the roughly 120,000 federal employees with disabilities require Internet accessibility for workplace productivity.  The AudioEye Reader in the cloud provides an intuitive Internet experience across all Internet-enabled devices without imposing any additional costs on end users.  For government site administrators, our developer tools are designed to be user-friendly so that sites can be made accessible and maintained as part of any web management process.

In October 2010, Congress passed and the President signed into law the Twenty-First Century Communication and Video Accessibility Act of 2010, which mandates that all government websites (city, state and federal) be compliant and provide accessibility to persons with disabilities.  Since this time, a growing number of legal mandates point to the WCAG 2.0 standard — sources range from the Department of Justice, the U.S. Access Board, and the Office of Civil Rights. We can help alleviate the risk that comes with non-conformance to these accepted guidelines and principles.  Over 100 governments have signed and ratified the UN Convention on the Rights of Persons with Disabilities.  Our certification seal demonstrates that websites meet internationally accepted accessibility standards (limited exclusions apply).  As a result, our management believes that providing accessibility services for website owners and developers has become a significant market opportunity in view of the potential demand for our patented solutions.

Our solutions are sold by our direct sales team and through marketing partnerships and resellers and licensed operations.  This strategy enables us to address all of the broad markets covered by our technology and allows for a depth and market penetration that we could never approach on our own.

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

Marketing and Sales

In addition to direct sales with industry specialization and geographical diversification, we use sales referral partners, channel partners and resellers.  Success in these sales efforts is not only critical in order to meet our sales objectives, but they also raise market awareness of our products and brand.  In addition, we attend selected accessibility and industry trade conferences, use paid search for those looking to learn about or purchase accessibility products or services, and employ a variety of other conventional marketing techniques.

Competition

Our management believes that our technology and solutions will primarily compete against the following:

1.             Web Accessibility Assessment Technology Providers.  There are a small number of web accessibility audit and tracking platform providers but we do not believe their technology solutions offer the specific functionality offered through the AudioEye Developer Portal.  Furthermore, their solutions are currently more standalone in that they are not combined with a full suite of comparable assistive tools for end-users.

2.             Web Accessibility Remediation Technology Providers.  Currently, other technology provider(s) that utilize technology to apply compliance remediation through a server-side technology does not pair their solution with a full suite of assistive tools for end-users and are, therefore, limited in their capacity to provide a fully inclusive user experience for the customers adopting the technology.

3.             Web Accessibility Consulting Service Providers.  There is a substantial number of consulting service providers in the web accessibility industry.  Each generally provides an analysis of the various compliance issues associated with their client’s websites.  They ultimately provide resources and assistance in applying fixes and changes at the source.  While the we provide these services, we also provide tools that empower a fully managed service, as well as tools that empower self-directed developers to fix issues without requiring source-code remediation.

4.             Cloud-Based Assistive Technology Providers.  There are other cloud-based assistive technology providers.  However, they do not offer a screen-reader-like experience with mouse-less navigation and do not offer a solution with compliance detection and remediation for users of existing, native assistive technologies, such as screen readers.  Our patent portfolio should also help prevent competition as it pertains to this category.

Patent Enforcement and Licensing

Our patent portfolio provides ownership of claims within the field of Internet-based and device-embedded audio navigation technologies.  We currently license and may continue to license the exclusive ability to provide these products in a broad array of industry and product verticals. More specifically, throughout 2014, we entered into a number of non-monetary intellectual agreements.  We expect that they will facilitate the growth of our company in the future.

Our technology, with its applications and our issued and pending patents, is intended to serve a broad landscape of clientele.  Our strategy is to hire, partner with, and secure relationships with licensing professionals and value added reseller operations that specialize in addressing various market verticals.  Through value added resellers, licensing operations and strategic partnerships, we plan to license our technology, software and patents in a highly scalable, profitable and sustainable infrastructure.

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

Progression of Equity, Royalty and Service Contract Licensing Model

We have developed, along with the Eller College of Management’s Department of Management Information Systems at the University of Arizona, a technology and vertical sales strategy targeted at post-secondary educational institutions. The business opportunity is focused on marketing our solutions and technology to approximately 10,000 higher education organizations in the United States.  We have completed a trial implementation of the technology and are developing a joint venture with the Management Information Systems department, which is expected to commence in 2015.

We have entered into non-cash exchanges of licenses of our intellectual property for cross licenses from certain of our customers and other non-cash exchanges of our licenses for services to be provided by customers. For the first three quarters of 2014, we initially recognized revenue from such exchanges, but upon a subsequent internal review we restated our financial statements for these periods by, among other things, not recognizing these exchanges as revenues. Notwithstanding the restatements, our management believes that, in the future, the exchanges may benefit us from services to be provided or intellectual property being licensed to us. However, we are unable to estimate at the present time the extent of the benefit or the value, if anything, of these exchanges.

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

We have also registered the following trademarks with the U.S. Patent and Trademark Office:

•                                          AUDIO INTERNET - U.S. Trademark Application Serial No. 85/396,756

•                                          AUDIOEYE - U.S. Trademark Application Serial No. 85/676,991

•                                          WHAT ACCESSIBILITY SHOULD BE - U.S. Trademark Application Serial No. 86/413,160

•                                          EQUAL ACCESS FOR ALL - U.S. Trademark Application Serial No. 86/413,196

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

In October 2010, Congress passed and the President signed into law the Twenty-First Century Communications and Video Accessibility Act of 2010 to update existing federal laws requiring communications and video programming accessibility and to fill in any current gaps in accessibility so as to ensure the full inclusion of people with disabilities in all aspects of daily living through accessible, affordable and usable communication and video programming technologies.

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

Employees

As of June 15, 2015, we had 30 full-time employees.  None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good.

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

To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis.  We incurred net losses of $9,750,813 for the year ended December 31, 2014.  As of December 31, 2014, we have an accumulated deficit of $17,030,286 and working capital of $2,117,283.  If we continue to experience losses, we may not be able to continue our operations, and investors may lose their entire investment.

Our future development requires substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, which would prevent us from fully developing our business and generating revenues.

As of December 31, 2014, our cash available was $1,672,901.  Our business is capital intensive and we anticipate that we will need to raise significant amounts of capital to meet our funding requirements.  We expect our capital outlays to increase substantially over at least the next several years as we implement our business plan.  We expect that we will need to raise substantial additional capital, through future private or public equity offerings, strategic alliances or debt financing.  Our future capital requirements will depend on many factors, including:  market conditions, sales force cost, cost of litigation in enforcing our patents, and information technology (IT) development and acquisition costs.

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

A continuation or worsening of the previous economic downturn could result in reduced demand for our services and products, which could have a material adverse effect on our business financial position or results of operations.

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

Investors in our common stock must rely upon the ability, expertise, judgment and discretion of our management and the success of our technical team in exploiting our technology.  Our performance and success are dependent, in part, upon key members of our management and technical team, including Carr Bettis, Executive Chairman/Chairman of the Board; Nathaniel Bradley, Founder, Chief Innovation Officer and Treasurer; and  Sean Bradley, President, Chief Technical Officer and Secretary. The departure of such key persons could be detrimental to our future success. Members of our management hold a significant percentage of our common stock.  We cannot assure you that our management will remain in place.  The loss of any of our management and technical team members could have a material adverse effect on our results of operations and financial condition, as well as on the market price of our common stock.

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

At present, we do not have any active or pending litigation related to the violation of our patents. However, we believe that certain third parties may be violating our patents. We expect the number of third parties violating our patents to grow in number as the market develops new uses of voice controlled Internet usage and consumers begin to increase their adoption of the technology and integrate it into their daily lives. We foresee the potential need to enter into active litigation to defend the enforcement of our patents. We anticipate that these legal proceedings could continue for several years and may require significant expenditures for legal fees and other expenses.  In the event we are not successful through appeal and do not subsequently obtain monetary and injunctive relief, these litigation matters may significantly reduce our financial resources and have a material impact on our ability to continue our operations. The time and effort required of our management to effectively pursue these litigation matters may adversely affect our ability to operate our business, since time spent on matters related to the lawsuits will take away from the time spent on managing and operating the business. We cannot assure you that any such potential lawsuits will result in a final outcome that is favorable to our stockholders or us.

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

As of December 31, 2014, two major customers generated 87% of our revenue. If we are unable to establish, maintain, grow or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate and our growth may be limited.

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

We have identified material weaknesses in our internal control over financial reporting, which have resulted in a restatement of our previously issued financial statements. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain errors and we could be required to further restate our financial results, which could adversely affect our stock price.

We have concluded that there are material weaknesses in our internal control over financial reporting, as we did not maintain effective controls over the application of accounting principles generally accepted in the United States (“GAAP”) related to revenue recognition for certain non-monetary transactions. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. One material weakness related to our failure to maintain effective internal controls over the accounting for revenue recognition.  Our quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 31, 2014  have been amended to reflect the restatement of our financial statements for the restated periods and the change in management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Risks Related to the Market for Our Common Stock

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

Since April 25, 2013, our common shares were quoted on the OTCQB and OTC Bulletin Board services.  Beginning on April 15, 2015, our common shares are quoted on the OTC Pink marketplace.  This move was necessitated by our inability to timely file certain documents with the SEC.  Upon updating our filings, we expect to be traded again on the OTCQB, however the date of the change is unknown at this time.

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

Since April 25, 2013, our common shares began being quoted on the OTCQB and OTC Bulletin Board services.  Beginning on April 15, 2015, our common shares are quoted on the OTC Pink marketplace.  This move was necessitated by our inability to timely file certain documents with the SEC.  Upon updating our filings, we expect to be traded again on the OTCQB, however the date of the change is unknown at this time.

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

The material weakness identified in our internal controls over financial reporting, discussed in more detail above, may result in restatements of previously issued financial statements or delays in timely filing materials with the SEC.  Such restatements or delays can impact the trading of our shares.

We have concluded that there are material weaknesses in our internal control over financial reporting, as we did not maintain effective controls over the application of accounting principles generally accepted in the United States (“GAAP”) related to revenue recognition for certain non-monetary transactions.  Restatements or delays  in filing the requisite materials with the SEC may impact our ability to be allowed to trade on various trading platforms  Such limitation may impact the trading price of our shares.

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

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.00001 par value and 10,000,000 preferred shares with a par value of $0.00001, of which 78,740,216 common shares were issued and outstanding as of March 31, 2015 and 175,000  shares of Series A Convertible Preferred Stock (convertible into 9,977,195 shares of common stock) were issued and outstanding as of June 30, 2015.  From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, as of March 31, 2015 we had warrants and options to purchase an aggregate of 20,894,206 shares of our common stock, the exercise of which would further increase the number of outstanding shares.  The issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders.

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

Our directors and executive officers currently beneficially own approximately 36.47% of our outstanding common stock. Accordingly, through their collective ownership of our outstanding common stock, if they act together, they will be close to controlling the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, will be close to determining the outcome of the election of all of our directors and determining corporate and stockholder action on other matters.

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

Item 2. Properties

Our principal executive offices are located at 5210 E. Williams Circle, Suite 500, Tucson, Arizona 85711, consisting of approximately 6,003 square feet. We also have offices in Atlanta at 1855 Piedmont Road, Suite 200, Marietta, Georgia. Our total rent expense was approximately $302,230 and $38,388 under rent for the years ended December 31, 2014 and 2013, respectively.

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

In April 2015, two purported shareholder class action lawsuits were filed against us and our officer Nathaniel Bradley and former officer Edward O’Donnell in the U.S. District Court for the District of Arizona. The plaintiffs allege various causes of action against the defendants arising from our announcement that our previously issued financial results for the first three quarters of 2014 and the guidance for the fourth quarter of 2014 and the full year of 2014 could no longer be relied upon.  The complaints seek, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees. The Court has not yet appointed a lead plaintiff or lead counsel, and we have not yet responded to the complaints. We believe that the lawsuits have no merit and intend to mount a vigorous defense. Given the current stage of the proceedings in this case, our management currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to these matters.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock started being listed on the OTCQB and the OTC Bulletin Board effective April 15, 2013 under the symbol “AEYE.” Beginning on April 15, 2015, our common shares are quoted on the OTC Pink marketplace.  This move was necessitated by our inability to timely file certain documents with the SEC.  Upon updating our filings, we expect to be traded again on the OTCQB, however the date of the change is unknown at this time.

The following table sets forth the high and low sale prices of our common stock on the OTC Bulletin Board for the periods indicated:

	High	Low
Quarter ended June 30, 2013	$1.40	$0.30
Quarter ended September 30, 2013	$0.53	$0.34
Quarter ended December 31, 2013	$0.51	$0.25
Quarter ended March 31, 2014	$0.53	$0.26
Quarter ended June 30, 2014	$0.65	$0.28
Quarter ended September 30, 2014	$1.07	$0.43
Quarter ended December 31, 2014	$0.70	$0.42
Quarter ended March 31,2015	$0.60	$0.40

As of June 19, 2015, we had approximately 248 stockholders of record and a greater number of beneficial holders for whom shares are held in a “nominee” or “street” name.

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

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010

Statement of Operations Data
Revenue	$516,807	$1,449,660	$279,062	$125,521	$328,397
Revenue from related parties	6,500	108,500	3,000	12,500	19,850
Total revenues	523,307	1,558,160	282,062	138,021	348,247
Cost of revenues	1,197,936	404,088	265,330	641,124	429,705
Gross profit	(674,629)	1,154,072	16,732	(503,103)	(81,458)
OPERATING EXPENSES:
Selling & marketing	1,537,732	301,280	—	—	—
Research and development	610,329	56,515	—	—	—
General and administrative	6,455,327	3,243,382	904,347	689,447	644,908
Patent impairment expense	—	—	—	147,908	—
Amortization and depreciation	416,009	359,414	149,179	153,461	—
Total operating expenses	9,019,397	3,960,591	1,053,526	990,816	644,908

Operating (loss)	(9,694,026)	(2,806,519)	(1,036,794)	(1,493,919)	(726,366)

OTHER INCOME (EXPENSE)
Realized gain (loss) on marketable securities	—	(19,500)	12,000	(3,000)	(78,000)
Unrealized loss on investments	(10,200)
Loss on conversion of accounts receivables to marketable securities	(36,000)	—	—	—	—
Loss attributable to non-controlling interest	—	—	—	—	14,701
Interest expense	(10,587)	(56,607)	(141,495)	(280,050)	(42,641)
Total other income (expense)	(56,787)	(76,107)	(129,495)	(283,050)	(105,940)

Net (loss)	$(9,750,813)	$(2,882,626)	$(1,166,289)	$(1,776,969)	$(832,306)

Net (loss) per common share - basic and diluted	$(0.16)	$(0.07)	$(0.04)	$(0.06)	$(0.33)

Weighted average common shares outstanding — basic and diluted	61,962,359	42,514,610	30,161,501	30,005,184	2,510,568

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Balance Sheet Data:
Cash and cash equivalents	$1,672,901	$1,847,004	$11,710	$32,156	$3,611
Total assets	7,072,537	6,276,871	4,200,283	82,916	106,344
Current liabilities, net of deferred revenue	1,156,782	832,800	2,794,484	813,357	577,585
Deferred revenue, current	—	—	54,823	13,195	—
Accumulated deficit	(17,030,286)	(7,279,473)	(4,396,847)	(3,230,558)	(1,453,589)
Total stockholders’ equity	5,863,955	5,329,271	1,243,176	(2,126,276)	(471,241)
Total liabilities and stockholders’ equity	7,072,537	6,276,871	4,200,283	82,916	106,344

Summarized quarterly financial information for the years ended December 31, 2014 and December 31, 2013 is as follows:

	First (restated)	Second(restated)	Third (restated)	Fourth	Total
Quarterly Financial Data
2014 quarter:

Total revenues	$45,652	$51,320	$187,766	$238,569	$523,307
Operating loss	$(2,163,381)	$(1,895,367)	$(2,457,101)	$(3,178,177)	$(9,694,026)
Net loss	$(2,170,364)	$(1,895,828)	$(2,469,517)	$(3,215,104)	$(9,750,813)
Basic and diluted	$(0.04)	$(0.03)	$(0.04)	$(0.05)	$(0.16)

	First	Second	Third	Fourth	Total
2013 quarter:
Total revenues	$224,297	$200,232	$381,539	$752,092	$1,558,160
Operating loss	$(362,119)	$(529,701)	$(846,043)	$(1,068,656)	$(2,806,519)
Net loss	$(396,086)	$(529,900)	$(870,810)	$(1,085,830)	$(2,882,626)
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.02)	$(0.07)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2014 and 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors.”

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

Overview

AudioEye, Inc. was formed as a Delaware corporation on May 20, 2005. We focus on providing our customers with the most complete and inclusive web accessibility solution available in today’s marketplace.  Our suite of technologies allows our customers to provide their site visitors with an enhanced web experience.  When implemented, we believe that these solutions offer businesses the opportunity to reach more customers, improve brand image and build additional brand loyalty.  In addition, our solutions provide organizations with peace-of-mind allowing them to comply with internationally-accepted web accessibility guidelines as well as U.S., Canadian and United Kingdom accessibility laws.

Complete with an ever-growing suite of utilities tailored to the needs of different disabled users, the AudioEye Ally Platform is a fully-scalable cloud-based solution designed and developed to meet the needs and compliance mandates for an ever-growing demographic.

We have developed patented Internet content publication and distribution software that enables conversion of any media into accessible formats and allows for real time distribution to end users on any Internet-connected device. We have a patent portfolio comprised of six patents in the United States, a notice of allowance for a seventh patent in the United States, as well as several pending patents in the United States and internationally.  Our portfolio includes a number of patents that describe unique systems and methods for navigating devices and Internet content, as well as publication and automated solutions that connect to any content management system, and can deliver a mobile, usable, and accessible user experience to any consumer device.  This patented technology is the foundation of our mission to become a leader in Internet accessibility.

Internet technologies have the potential to give persons with disabilities the means to live on a more equitable basis within the global community in a manner that previously was not possible.  Our management believes that there is significant market opportunity for our services as most websites are developed with the assumption that users can see the site. According to a study commissioned by Microsoft, conducted by Forester Research, Inc., 22% (37.2 million) of working-age adults are very likely to benefit from the use of accessible technology due to a severe difficulties and impairments.  Persons with disabilities form the world’s largest minority according to the United Nations. One billion people are estimated by the World Health Organization to have a disability.  According to a 2012 report from the United States Census Bureau, the overall percentage of people with a disability in the United States was 12.1 percent.

Equally significant to this analysis of market size are the studies surrounding the market influence of this demographic. We believe that consumers are good to businesses that do good; and through cause-related marketing strategies, we believe that there exists a non-trivial business opportunity.  The disability market represents an annual disposable income of $1 trillion - with $544 billion in the United States alone. When you include friends and family, this adds another 2.3 billion people who control an incremental $6.9 trillion in annual disposable income.

In October 2010, Congress passed and the President signed into law the Twenty-First Century Communication and Video Accessibility Act of 2010, which mandates that all government websites (city, state and federal) be compliant and provide accessibility to persons with disabilities.  Since this time, a growing number of legal mandates point to the WCAG 2.0 standard – sources range from the Department of Justice, the U.S. Access Board and the Office of Civil Rights. Our technology can help alleviate the risk that comes with non-conformance to these accepted guidelines and principles.  Over 100 governments have signed and ratified the UN Convention on the Rights of Persons with Disabilities.  Our certification seal demonstrates that websites meet internationally accepted accessibility standards (limited exclusions apply).  As a result, our management believes that providing accessibility services for website owners and developers has become a significant market opportunity in view of the potential demand for our patented solutions.

Results of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

	Year Ended December 31,
Results of Operations	2014	2013
Revenue	$516,807	$1,449,660
Revenue from related party	6,500	108,500
Total revenues	523,307	1,558,160
Cost of sales	1,197,936	404,088
Gross profit (loss)	(674,629)	1,154,072
Selling and marketing expenses	1,537,732	301,280
Research and development expenses	610,329	56,515
General and administrative expenses	6,455,327	3,243,382
Amortization and depreciation	416,009	359,414
Operating (loss)	(9,694,026)	(2,806,519)
Realized gain (loss) on marketable securities	—	(19,500)
Unrealized loss on investments	(10,200)	—
Loss on conversion of accounts receivable to marketable securities	(36,000)	—
Interest expense	(10,587)	(56,607)
Net (loss)	$(9,750,813)	$(2,882,626)
Net (loss) per weighted average common shares outstanding — basic and diluted	$(0.16)	$(0.07)

In 2014, our net loss increased from $2,882,626 in 2013 to $9,750,813 primarily as a result of the following:

Revenue

For the years ended December 31, 2014 and 2013, revenue in the amount of $516,807 and $1,449,660, respectively, consisted primarily of various levels of software development, website design and maintenance. Revenues decreased due to decreased demand for our services from our largest customer. Additionally, for the years ended December 31, 2014 and 2013, revenue from related party in the amount of $6,500 and 108,500 , respectively, consisted primarily of various levels of software development, website design and maintenance.

Cost of Sales

For the years ended December 31, 2014 and 2013, cost of sales in the amount of $1,197,936 and $404,088, respectively, consisted primarily of sub-contracting to outside sources, direct labor and direct technology costs. Cost of sales increased due to a higher costs to complete certain fixed price contracts.

Gross Profit

The decrease in revenue and increase in sub-contracting and direct labor resulted in a gross profit/(loss) of $(674,629) and $1,154,072 for the years ended December 31, 2014 and 2013, respectively. Gross profit decreased as a result of decreasing sales combined with an increase in sub-contracting costs and efficient implementation of our products.

Selling and Marketing Expenses

Selling and marketing expenses were $1,537,732 and $301,280  for the years ended December 31, 2014 and 2013, respectively.  The increase results from the establishment of dedicated resources to actively sell and market our products and services.

Research and Development Expenses

Research and development expenses were $610,329 and $56,515 for the years ended December 31, 2014 and 2013, respectively. Research and development expenses increased as a result of the full year impact from the establishment of a dedicated resources group in 2013.

General and Administrative Expenses

General and administrative expenses were $6,455,327 and $3,243,382 for the years ended December 31, 2014 and 2013, respectively.  General and administrative expenses increased as a result of additional professional fees, headcount and the associated wages and benefit charges.

Amortization and Depreciation

Amortization and depreciation expenses were $416,009 and $359,414 for the years ended December 31, 2014 and 2013, respectively. The increase in expense was primarily related to a substantial increase in intellectual property amortization and amortization of options, warrants and stock based grants.

Other Income/Expenses

Other income and expenses were charges of $56,787 and $76,107 for the years ended December 31, 2014 and 2013, respectively.  The resulting change to expense was increases in realized losses from marketable and non-marketable equity securities and a substantial decrease in interest expense.

Liquidity and Capital Resources

Working Capital

	At December 31,
	2014	2013
Current Assets	$3,274,065	$2,498,551
Current Liabilities	1,156,782	832,800
Working Capital (Deficit)	$2,117,283	$1,665,751

The working capital for the years ended December 31, 2014 and 2013 was $2,117,283 and 1,665,751, respectively. The change in working capital was primarily due to raising additional capital, increasing accounts receivables and paying down current liabilities.

Cash Flows

	For the year ended
	December 31,
	2014	2013
Net Cash (Used in) Operating Activities	$(5,801,600)	$(1,398,384)
Net Cash Provided by (Used in) Investing Activities	(486,162)	(11,542)
Net Cash Provided by Financing Activities	6,113,659	3,245,220
Increase (Decrease) in Cash	$(174,103)	$1,835,294

We had cash in the amount of $1,672,901 and $1,847,004 as of December 31, 2014 and December 31, 2013, respectively.

On January 30, 2014 we sold an aggregate of 666,667 units for gross proceeds of $200,000 to two accredited investors in a private placement. The units consisted of 666,667 shares of common stock and warrants to purchase an additional 666,667 shares of common stock, and we also issued warrants to purchase 53,334 shares of common stock to the placement agent in connection with their services.  The warrants in the private placement are for a term of five years and have an exercise price of $0.40 per share. We paid $16,000 in commissions to a placement agent.

On June 30, 2014, we sold an aggregate of 2,766,667 units to three accredited investors for gross proceeds of $830,000 in a private placement.   The units consisted of 2,766,667 shares of common stock and warrants to purchase an additional 2,766,667 shares of common stock, and we also issued warrants to purchase 168,000 shares of common stock to the placement agent in connection with their services.  The warrants in the private placement are for a term of five years and have an exercise price of $0.40 per share. We paid $50,400 in commissions to a placement agent.

In July 2014, we offered holders of a series of our warrants the opportunity to exercise their warrants for a 10% discount to the stated exercise price in exchange for their agreement to exercise their warrants in full and for cash on or before July 31, 2014. Under the warrant exercise offer, in July 2014 we issued 10,027,002 shares of common stock pursuant to exercise of warrants for gross proceeds of $3,632,801 and net proceeds of $3,501,521 after investment banking fees of $131,280.

On September 30, 2014, we sold an aggregate of 700,000 units to two accredited investors for gross proceeds of $350,000 in a private placement. The units consisted of 700,000 shares of common stock and warrants to purchase an additional 175,000 shares of common stock.  The warrants in the private placement have a term of five years and an exercise price of $0.60 per share.

In December 2014, we offered holders of a series of our warrants the opportunity to exercise their warrants for a 10% discount to the stated exercise price in exchange for their agreement to exercise their warrants in full and for cash on or before December 31, 2014. Under the warrant exercise offer, in December 2014 we issued 331,804 shares of common stock pursuant to exercise of warrants for gross proceeds of $119,449.

On December 31, 2014, we sold an aggregate of 6,687,500 units to 11 accredited investors for gross proceeds of $2,675,000 in a private placement. The units consisted of 6,687,500 shares of common stock and warrants to purchase an additional 2,507,812 shares of common stock, and we also issued warrants to purchase 307,500 shares of common stock to the placement agent in connection with their services.  The warrants in the private placement are for a term of five years and have an exercise price of $0.60 per share. We paid $123,000 in commissions to a placement agent.

We may raise additional capital through the sale of equity or debt securities or borrowings from financial institutions or third parties or a combination of the foregoing. Capital raised will be used to implement our business plan, grow current operations, make acquisitions or start new vertical businesses among some of the possible uses.

Contractual Obligations

Our principal executive offices are located at 5210 E. Williams Circle, Fifth Floor, Tucson, Arizona 85711, consisting of approximately 6,003 square feet as of January 24, 2014. Our office is leased for an aggregate amount of $12,927 per month. Our total rent expense was approximately $302,230 and $38,388 under office leases for the years ended December 31, 2014 and 20132, respectively.

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

Effective April 24, 2015, Nathaniel Bradley resigned as Chief Executive Officer and President of our company.  Effective with his resignation as Chief Executive Officer and President, our board of directors appointed Mr. Bradley to serve as Founder and Chief Innovation Officer as well as Treasurer of our company. Effective May 1, 2015, Mr. Bradley agreed to reduce his annual base salary to $125,000.

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

Effective April 24, 2015, our board of directors appointed Sean Bradley to serve as President of our company as well as continuing as Chief Technology Officer and Secretary. Effective May 1, 2015, Mr. Bradley agreed to reduce his annual base salary to $150,000.

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

Effective April 24, 2015, James Crawford resigned as Chief Operating Officer and Treasurer of our company.

Also on April 24, 2015, we and Crawdad, LLC. (“Crawdad”), a limited liability company wholly owned by Mr. Crawford, entered into a Consulting Agreement pursuant to which Crawdad, through Mr. Crawford, is to provide certain consulting services to us for a period of 12 months for a consulting fee of $5,000 per month.

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

Effective March 29, 2015, Edward O’Donnell resigned from his position as our Chief Financial Officer.

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

On January 27, 2014, we entered into agreements with Paul Arena.  Under an Executive Employment Agreement dated as of January 27, 2014, Mr. Arena has direct responsibility working in conjunction with our Chief Executive Officer, over operations, sales marketing, financial accounting and SEC reporting, operational budgeting, sales costing analysis, billing and auditor interfacing.  The initial term of Mr. Arena’s employment is two years.  Mr. Arena’s base salary is $275,000 per year.  Mr. Arena received a signing bonus of $35,000 and is entitled to a quarterly bonus of up to $50,000 based on recognized revenues for the applicable quarter and additional bonuses at the discretion of our board of directors or compensation committee.  Mr. Arena has been granted five year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.40 per share and stock options to purchase 1,500,000 shares at an exercise price of $0.40 per share subject to vesting as set forth in the Executive Employment Agreement.  Pursuant to a separate Performance Share Unit Agreement dated as of January 27, 2014, we granted to Mr. Arena an award of up to 3,000,000 PSUs.  Each PSU represents the right to receive one share of common stock.  The number of PSUs that Mr. Arena actually earns will be determined by the level of achievement of the performance goals set forth in the Performance Share Unit Agreement. Mr. Arena was granted an award of an aggregate of 1,500,000 PSUs at target value of established goals.  35% of these awards are tied to targeted revenue goals over the years ended January 31, 2015 and January 31, 2016. 35% of these awards are tied to targeted cash flow goals over the years, and 30% are tied to discretionary goals.  The award will pay above or below the target number of shares based on performance.  In order to receive any shares the threshold value of goals is 75% of the target, which will payout at 1,000,000 shares.  The maximum share payout is 3,000,000 shares if 125% of performance targets are met.  We use interpolation to determine share payouts if the performance metric values achieved are between the thresholds, target and maximum goal levels.

On March 5, 2015, we and Paul Arena entered into a Separation and Release Agreement (the “Separation Agreement”) pursuant to which Mr. Arena resigned as Executive Chairman/Chairman of the Board and a member of our board of directors. Under the Separation Agreement, we and Mr. Arena agreed that, pursuant to his Stock Option Agreement with us, options to purchase 500,000 common shares were vested, options to purchase an additional 500,000 shares (the “Second Tranche”) vested and options to purchase 500,000 shares were forfeited. Fifty percent of the options under the Second Tranche are subject to certain clawback provisions as set forth in the Separation Agreement. Additionally, Mr. Arena was granted 500,000 shares of our restricted common stock (the “Restricted Shares”) with 250,000 shares to be deposited in escrow to cover the clawback rights of our company. The Restricted Shares are being issued to Mr. Arena in lieu of any issuances which may be due him under his Performance Share Unit Agreement. The Restricted Shares and shares issuable pursuant to options described above are subject to a Lock-up/Leakage Agreement under which Mr. Arena is limited to a cap of $50,000 in gross proceeds from the sale of such shares in any month.

Also on March 5, 2015, we and AIM Group, Inc. (“AIM”), a corporation wholly owned by Mr. Arena, entered into a Consulting Agreement (the “Consulting Agreement”) pursuant to which AIM, through Mr. Arena, is to provide certain consulting services to us for a period of one year. Under the Consulting Agreement, AIM received a one-time net payment of $267,000.

Pursuant to an Executive Employment Agreement dated as of July 1, 2015, Carr Bettis was employed as our Executive Chairman/Chairman of the Board.  The term of the Executive Employment Agreement is one year commencing July 1, 2015, terminable at will by either us or Dr. Bettis and subject to extension upon mutual agreement.  He is to receive a base annual salary of $175,000 during the employment period, paid at the end of every calendar quarter in the form of options to purchase shares of our common stock.  The number of options to be issued for each quarterly period will be determined by means of a Black Scholes valuation whereby the number of options issued would have a value at the time of issuance equal to the dollar value of Dr. Bettis’ base salary for each calendar quarter. He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Dr. Bettis is also entitled to equity awards under our incentive compensation plans.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2014 and 2013. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our company’s Principal Executive Officer and Principal Financial Officer concluded that our company’s disclosure controls and procedures are not effective as at the end of the period covered by this report as noted below in management’s report on internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Principal Executive Officer, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as at December 31, 2014, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles due to the presence of the following material weakness.

•                  Errors in the application of the accounting principles for revenue recognition and costing of non-monetary transactions related to our intellectual property portfolio;

•                  Errors associated with the timing of revenues recognized under certain contracts in terms of the percentage of completion methodology;

•                  Errors which impacted revenues recognized where collection of the sales price was not reasonably assured; and

•                  Material inconsistencies and omissions related to financial reporting related to certain equity transactions; and

•                  Lack of formalized documented internal policies that provide for multiple levels of supervision and review.

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

Changes in Internal Control over Financial Reporting

There have been significant improvements in our internal controls over financial reporting that occurred during the year ended December 31, 2014. In the first quarter of 2014, we remediated inconsistencies and omissions related to certain equity transactions by identifying potential issues in a timely manner and properly classifying those transactions by adding an additional layer of review to equity transactions.  In the first quarter of 2015, we implemented the processes to effectively and accurately compute the revenues associated with non cash transactions and the revenues earned under the percentage of completion methodology.  Additionally, we implemented processes to mitigate the issues of sales to customers where collections were not reasonably assured.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information is as of June 30, 2015 with respect to those persons who are serving as our directors and executive officers.

Name	Age	Director/Position
Dr. Carr Bettis	50	Executive Chairman/Chairman of the Board, and Director
Nathaniel Bradley	37	Founder, Chief Innovation Officer, Treasurer and Director
Sean Bradley	32	President, Chief Technology Officer, Secretary and Director
Constantine Potamianos	49	Chief Legal Officer, General Counsel
Donald Weinstein	50	Chief Financial Officer
Anthony Coelho	72	Director
Ernest Purcell	63	Director
Edward Withrow, III	48	Director

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Dr. Carr Bettis. Dr. Bettis has served as a director of ours since December 2012, and previously served as a director of ours from July 2007 to April 2010. Dr. Bettis has served as Executive Chairman/Chairman of the Board since March 2015.  Dr. Bettis founded and has been the Chief Architect of numerous financial technology innovations and businesses over the last 15 years that have been acquired by Merrill Lynch, Thomson Financial, Primark/Disclosure and Advanced Equities/GreenBrook Financial. From 1996 to 2011, Dr. Bettis was the Chairman and Founder of Gradient Analytics, one of the largest independent equity research firms in the United States.  He has served as Chairman and Co-Founder of Verus Analytics, a quantitative compensation, proxy intelligence and behavioral governance firm since 1996. He also serves on the board of directors of iMemories, an Arizona-founded technology company. Since 2007, he has also managed his family’s private equity portfolio via his firm, Fathom Lab.  Dr. Bettis is a former tenured professor and maintains a clinical-affiliation with Arizona State University as Research Professor of Finance at the W.P. Carey School of Business.  He is frequently cited in national and international financial media. His research has been published in academic and professional journals such as the Journal of Financial Economics, Review of Financial Studies, Journal of Financial and Quantitative Analysis, and the Financial Analyst Journal.  Dr. Bettis holds undergraduate degrees in finance and accounting, and received his Ph.D. from Indiana University in 1992. We believe that Dr. Bettis’ extensive education and background in finance makes him qualified to serve as our Executive Chairman/Chairman of the Board and as a director.

Nathaniel Bradley. Mr. Bradley served as a director of ours from our company’s founding in 2005 to the present, as Chief Executive Officer and President from July 2007 to April 2015, and as Founder, Chief Innovation Officer and Treasurer since April 2015. Mr. Bradley is a recognized pioneer and active expert in the new media Internet technology sector. He is the named inventor of several Internet technology patents and patents pending with U.S. Patent and Trademark Office. Over the past decade, Mr. Bradley has been involved in the invention, reduction to practice, commercial licensing, and enforcement of foundational Internet and mobile technology patents. In addition to managing the growth of AudioEye’s patent portfolio through invention, Mr. Bradley is developing an intellectual property operation in Tucson, Arizona. Prior to AudioEye, Mr. Bradley was Chairman of the Board of Modavox®, founder and Managing Member of Kino Digital, Kino Communications and Kino Interactive and currently serves as a managing member of Bradley Brothers, LLC, an Arizona-based investment company. We believe that Mr. Bradley’s executive management experience with companies that do business over the Internet and background in financial business transactions makes him qualified to serve as our Chief Innovation Officer, Treasurer and as a director.

Sean Bradley. Mr. Bradley has been involved with us from our founding in 2005 to the present and has served as Secretary since April 2010, as Vice President from April 2010 to April 2015, as a director from August 2012 to June 2014, and as Chief Technology Officer since August 2012, and as President since April 2015.  Mr. Bradley has co-founded several technology companies, including Kino Digital, LLC, and Kino Communications, LLC, from 1999-2005.  Over the past nine years, he has led an international team of software developers, has produced global webcasting technologies, and planned, designed and managed the fulfillment of intellectual property assets, including the next generation mobile marketing solutions for industry leading Hipcricket. In the past, Mr. Bradley was chief architect of AdLife, BoomBox® Video and Audio Platforms for Augme Technologies, Inc. Mr. Bradley is proficient in several programming and web development languages and has engineered online communications systems for IBM, General Dynamics, Avnet and many others. In 2005, he was recognized by Arizona State’s WP Carey School of Business as a leader in his field for work he completed for the Arizona Department of Health and Human Services. In addition to his role at our company, Mr. Bradley is a managing member of Bradley Brothers, LLC, an Arizona-based investment company. We believe that Mr. Bradley’s extensive education and background in business and technology make him qualified to serve as our President, Chief Technology Officer and Secretary. In 2003 Mr. Bradley obtained his BA from Arizona International College at the University of Arizona, graduating summa cum laude and with highest academic distinction for all eight undergraduate semesters.

Constantine Potamianos. Mr. Potamianos has served as our outside corporate counsel from our company’s founding in 2005 and as Chief Legal Officer and General Counsel since January 2012. From June 2009 to December 2011, Mr. Potamianos was a partner at Duval & Stachenfeld, LLP, a noted New York law firm that primarily works with large institutional investors and hedge funds. Mr. Potamianos served as the co-leader of the firm’s Corporate Practice. Prior to that, from March 2005 to May 2009, Mr. Potamianos was part of the Corporate and Securities group in the New York office of international law firm Greenberg Traurig, LLP. Mr. Potamianos is an experienced business lawyer who has assisted numerous public and private companies with a broad range of matters including corporate governance, public and private financings, commercial transactions, mergers and acquisitions, securities registration, SEC reporting, technology licensing, litigation, and bankruptcy and corporate restructurings. In the late 1990’s, Mr. Potamianos also served as Vice President — Investment Banking and team leader for the Internet/Networking Group for a New York-based merchant banking firm where he negotiated and structured acquisitions, principal transactions as well as private equity placements with numerous public and private companies, during which time he also served on the boards of directors of various portfolio companies. In addition to his legal and finance experience, Mr. Potamianos has experience in private sector business operations as well as government. Following initial military service, Mr. Potamianos gained experience in systems analysis, business operations and administration, serving as an administrative officer in the federal government and afterwards founding and managing an information systems consulting company and a RF (radio frequency) engineering services company. Mr. Potamianos earned a BA degree, magna cum laude, in Economics and Government from Georgetown University in 1990 as well as a BS degree in Computer and Information Science from the University of Maryland in 1992. Mr. Potamianos received his JD degree as well as his MBA from Georgetown University in 1997, during which he also completed the Landegger Honors Program in International Business Diplomacy through the School of Foreign Service, served as an editor on law review, and was also inducted into Beta Gamma Sigma, the national business school honor society. We believe that Mr. Potamianos’s extensive education and background in law and finance makes him qualified to serve as our Chief Legal Officer and General Counsel.

Donald Weinstein:  Mr. Weinstein has served as Chief Financial Officer since March 2015, and fulfills the role pursuant to an Interim Services Agreement dated as of March 29, 2015 between our company and Randstad Professionals US, LP, d/b/a Tatum (“Tatum”) (the “Services Agreement”).  The Services Agreement may be terminated by either party at any time for any reason upon notice to the other party; provided, however, the parties will endeavor to provide as much notice as possible prior to termination (preferably two business weeks).  Under the Services Agreement, we pay Tatum a fee of $250 per hour for Mr. Weinstein’s services.  Mr. Weinstein has worked for Tatum, an executive staffing firm, since March 2015. From July 2013 through February 2015, Mr. Weinstein was CFO of AccessMedia 3.  From September 2004 until July 2013, Mr. Weinstein was self-employed as a contract Chief Financial Officer primarily for private-equity-backed, middle market companies including Woods Restoration Services, TextbookX.com and BountyJobs, Inc. Prior to that, from 2002 until 2004, Mr. Weinstein served as Executive Vice President & Chief Financial Officer of MasTec, Inc., a New York Stock Exchange listed company that was the second largest international specialty contractor for telecommunications and energy infrastructure construction to telecom vendors, wireless providers, cable TV operators and energy companies. From 1999 to 2001, Mr. Weinstein served as Senior Vice President & Chief Financial Officer of AGL Resources, Inc., a New York Stock Exchange listed company that was the largest U.S. natural gas distribution company. Mr. Weinstein holds a Bachelor’s degree in Accounting from the University of Connecticut. We believe that Mr. Weinstein’s extensive education and background in finance makes him qualified to serve as our Chief Financial Officer.

Anthony Coelho. Mr. Coelho has served as a director of ours since June 2014. Mr. Coelho was a member of the U.S. House of Representatives from 1978 to 1989. After leaving Congress, he joined Wertheim Schroder & Company, an investment banking firm in New York and became President and CEO of Wertheim Schroder Financial Services from 1990 to 1995. From 1995 to 1997, he served as Chairman and CEO of an education and training technology company that he established and subsequently sold. He served as general chairman of the presidential campaign of former Vice President Al Gore from April 1999 until June 2000. Since 1997, Mr. Coelho has worked independently as a business and political consultant. Mr. Coelho also served as Chairman of the President’s Committee on Employment of People with Disabilities from 1994 to 2001. He previously served as Chairman of the Board of the Epilepsy Foundation. Mr. Coelho has served on a number of corporate boards. In the last five years he has served on the boards of CepTor Corporation, Cyberonics, Inc., Stem Cell Innovation, Inc., Universal Access Global Holdings, Inc, and since 1991, he has been a member of the board of Service Corporation International, a publicly traded company, and since 2001, he has been a member of the board of Warren Resources, Inc., a publicly traded company. Mr. Coelho earned a Bachelor of Arts degree in Political Science from Loyola Marymount University in 1964. We believe that Mr. Coelho’s political acumen and contacts as well as his extensive executive, financial and business experience makes him qualified to serve as a director

Ernest Purcell.  Mr. Purcell has served as a director of ours since March 2014.  Mr. Purcell has more than two decades of experience in the financial services and advisory industries and has been involved in providing fairness and solvency opinions on numerous U.S. and European transactions. He has technical expertise in financial due diligence, strategic business valuation, financial restructurings and divestitures.  Since 1997, Mr. Purcell has been employed by Houlihan Lokey, Inc., where he is currently a Senior Managing Director, a member of the Board of Directors, and the Head of International Financial Advisory Services. Houlihan Lokey is an international investment bank with expertise in mergers and acquisitions, capital markets, financial restructuring, and valuation. The firm serves corporations, institutions, and governments worldwide with offices in the United States, Europe, and Asia. Houlihan Lokey is ranked as the No. 1 global restructuring advisor, the No. 1 M&A fairness opinion advisor for U.S. transactions over the past 10 years, and the No. 1 M&A advisor for U.S. transactions under $3 billion, according to Thomson Reuters. Mr. Purcell is based in Houlihan Lokey’s Miami office, having recently returned to the U.S. after serving more than six years in the London office.  With significant experience in the valuation of securitized vehicles and structured investment vehicles, Mr. Purcell has advised numerous hedge fund and private equity sponsors on the valuation of their portfolio assets. He has structured, negotiated, and closed complex financial and capital transactions in many industries, including transportation, financial services, telecommunications, energy, aviation, consumer products and industrial products.  From 1989 to 1996, Mr. Purcell served in a number of positions with Valuemetrics, Inc. / VM Equity Partners, where he specialized in the valuation of publicly owned and privately held companies, strategic financial planning, and bankruptcy analysis.  Mr. Purcell earned bachelor’s degree in Economics and Finance from the University of Florida in 1973 and earned his MBA, with concentrations in Finance and Statistics, from the University of Chicago. He is a member of the Institute of Directors, British American Business and the Corporate Development Association. He is also a member of the Valuation Special Interest Group of the Institute of Chartered Financial Accountants in England and Wales, the Society of Share and Business Valuers, and the Business Valuation Association. We believe that Mr. Purcell’s extensive education and background in finance makes him qualified to serve as a director.

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

Item 11  Executive Compensation

The table below summarizes the compensation paid to the following persons:

(a)                                 our principal executive officer;

(b)                                 each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2014; and

(c)                                  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Nathaniel Bradley	2014	$227,525	None	None	None		None	None	None		$227,525
Chief Executive	2013	$75,000	None	None	None		None	None	$627,287	(5)(9)	702,287
Officer, and	2012	$211,250	None	None	$30,502	(1)	None	None	None		$241,752
Director	2011	$206,539	None	None	None		None	None	None		$206,536

Sean Bradley	2014	$207,816	None	None	None		None	None	None		207,816
Chief Technology	2013	$87,159	None	None	None		None	None	$524,058	(6)(10)	$611,217
Officer, Vice President,
Secretary and	2012	$176,042	None	None	$30,502	(2)	None	None	None		$206,544
Director	2011	$191,734	None	None	None		None	None	None		$191,734

James Crawford	2014	$183,150	None	None	None		None	None	$21,514	(15)	204,664
Chief Operating	2013	$69,375	None	None	None		None	None	$281,157	(7)(11)	$350,532
Officer, Treasurer and	2012	$74,111	None	None	$146,409	(3)	None	None	None		$220,520
Director	2011	$39,537	None	None	None		None	None	None		$39,537

Paul Arena	2014	$310,000	None	None	$303,56213)		None	None	$990,000	(12)	$1,603,562
Executive Chairman,
Chairman of the Board

Edward O’Donnell,	2014	$160,000	None	None	$95,604	(14)	None	None	None		255,604
Chief Financial	2013	$137,500	None	None	$30,991	(4)	None	None	$5,119	(8)	$173,610
Officer

(1)	Nathaniel Bradley was granted 125,000 options on December 19, 2012, with a total value of $30,502.

(2)	Sean Bradley was granted 125,000 options on December 19, 2012, with a total value of $30,502.

(3)	James Crawford was granted 600,000 options on December 19, 2012, with a total value of $146,409.

(4)	Edward O’Donnell was granted 150,000 options on July 29 2013, with a value of $30,991

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

(8)	Edward O’Donnell was granted 28,360 warrants on September 30, 2013, with a total value of $5,119.

(9)	Nathaniel Bradley was granted 400,000 performance share units on August 1, 2013, with a total value of $180,000.

(10)	Sean Bradley was granted 300,000 performance share units on August 1, 2013, with a total value of $135,000.

(11)	James Crawford was granted 300,000 performance share units on August 1, 2013, with a total value of $135,000.

(12)	Paul Arena was granted 3,000,000 performance share units on January 27,2014, with a total value of $990,000.

(13)	Paul Arena was granted 1,500,000 options on January 27, 2014, with a total value of $303,562.

(14)	Edward O’Donnell was granted 330,000 options on March 24, 2014 with a total value of $95,604.

(15)	James Crawford was granted 53,036 warrants with a value of $21,514.

Director Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors and have not paid any director’s fees or other cash compensation for services rendered as a director since our inception. Although no director received and or/accrued any compensation specifically related to services as a director, directors may receive options at the discretion of our board of directors or a committee, which may be established in the future.  Edward Withrow III, one of our directors, was granted options to purchase 225,000 shares on December 19, 2012 as remuneration for services not related to his service as a director. The options have an exercise price of $0.25 per share with an aggregate fair market value of $54,903.  On August 20, 2013, we granted options to purchase 200,000 shares to each of Craig Columbus (a former director of ours), Dr. Carr Bettis and Edward Withrow III.  The options have an exercise price of $0.50 per share and a term of five years with an aggregate fair market of $130,591.  In connection with the election of Ernest Purcell to our board, Mr. Purcell was granted five year options to purchase up to 250,000 shares of our common stock at an exercise price of $0.40 per share with an aggregate fair market value of $37,805.

In connection with the election of Anthony Coelho to our board, Mr. Coelho was granted five-year options to purchase up to 250,000 shares of our common stock at an exercise price of $0.35 per share with an aggregate fair market value of $44,503.  In connection with the election of Matthew Mellon II (a former director of ours) to our board, Mr. Mellon was granted five-year options to purchase up to 250,000 shares of our common stock at an exercise price of $0.65 per share with an aggregate fair market value of $101,248. Mr. Mellon returned these options to our company when he resigned in April 2015.

In June 2015, our board of directors granted to Dr. Carr Bettis in connection with his service as Executive Chairman/Chairman of the Board 1,250,000 shares of our common stock and five-year warrants to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.16 per share with an aggregate fair market value of $328,309.  In June 2015, our board of directors granted to Ernest Purcell in connection with his service as Chairman of the Audit Committee 800,000 shares of our common stock and five-year  warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.16 per share with an aggregate fair market value of $190,608.

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

Effective April 24, 2015, Nathaniel Bradley resigned as Chief Executive Officer and President of our company.  Effective with his resignation as Chief Executive Officer and President, our board of directors appointed Mr. Bradley to serve as Founder and Chief Innovation Officer as well as Treasurer of our company. Effective May 1, 2015, Mr. Bradley agreed to reduce his annual base salary to $125,000.

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

Effective April 24, 2015, our board of directors appointed Sean Bradley to serve as President of our company as well as continuing as Chief Technology Officer and Secretary. Effective May 1, 2015, Mr. Bradley agreed to reduce his annual base salary to $150,000.

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

Effective April 24, 2015, James Crawford resigned as Chief Operating Officer and Treasurer of our company.

Also on April 24, 2015, we and Crawdad, LLC. (“Crawdad”), a limited liability company wholly owned by Mr. Crawford, entered into a Consulting Agreement pursuant to which Crawdad, through Mr. Crawford, is to provide certain consulting services to us for a period of 12 months for a consulting fee of $5,000 per month.

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

Effective March 29, 2015, Edward O’Donnell resigned from his position as our Chief Financial Officer.

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

On March 5, 2015, we and Paul Arena entered into a Separation and Release Agreement (the “Separation Agreement”) pursuant to which Mr. Arena resigned as Executive Chairman/Chairman of the Board and a member of our board of directors. Under the Separation Agreement, we and Mr. Arena agreed that, pursuant to his Stock Option Agreement with us, options to purchase 500,000 common shares were vested, options to purchase an additional 500,000 shares (the “Second Tranche”) vested and options to purchase 500,000 shares were forfeited. Fifty percent of the options under the Second Tranche are subject to certain clawback provisions as set forth in the Separation Agreement. Additionally, Mr. Arena was granted 500,000 shares of our restricted common stock (the “Restricted Shares”) with 250,000 shares to be deposited in escrow to cover the clawback rights of our company. The Restricted Shares are being issued to Mr. Arena in lieu of any issuances which may be due him under his Performance Share Unit Agreement. The Restricted Shares and shares issuable pursuant to options described above are subject to a Lock-up/Leakage Agreement under which Mr. Arena is limited to a cap of $50,000 in gross proceeds from the sale of such shares in any month.

Also on March 5, 2015, we and AIM Group, Inc. (“AIM”), a corporation wholly owned by Mr. Arena, entered into a Consulting Agreement (the “Consulting Agreement”) pursuant to which AIM, through Mr. Arena, is to provide certain consulting services to us for a period of one year. Under the Consulting Agreement, AIM received a one-time net payment of $267,000.

Pursuant to an Executive Employment Agreement dated as of July 1, 2015, Carr Bettis was employed as our Executive Chairman.  The term of the Executive Employment Agreement is one year commencing July 1, 2015, terminable at will by either us or Dr. Bettis and subject to extension upon mutual agreement.  He is to receive a base annual salary of $175,000 during the employment period, paid at the end of every calendar quarter in the form of options to purchase shares of our common stock.  The number of options to be issued for each quarterly period will be determined by means of a Black Scholes valuation whereby the number of options issued would have a value at the time of issuance equal to the dollar value of Dr. Bettis’ base salary for each calendar quarter.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Dr. Bettis is also entitled to equity awards under our incentive compensation plans.

AudioEye, Inc. 2012 Incentive Compensation Plan, AudioEye, Inc. 2013 Incentive Compensation Plan, AudioEye, Inc. 2014 Incentive Compensation Plan and AudioEye, Inc. 2015 Incentive Compensation Plan

On December 19, 2012, our board of directors and holders of a majority of our outstanding shares of common stock adopted and approved the AudioEye, Inc. 2012 Incentive Compensation Plan (the “2012 Plan”); on August 20, 2013, our board of directors and holders of a majority of our outstanding shares of common stock adopted and approved the AudioEye, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”); on January 27, 2014, our board of directors adopted and approved and on March 5, 2014 holders of a majority of our outstanding shares of common stock adopted and approved the AudioEye, Inc. 2014 Incentive Compensation Plan (the “2014 Plan”); and on September 5, 2014, our board of directors adopted and approved and, on September 10, 2014, holders of a majority of our outstanding shares of common stock adopted and approved the AudioEye, Inc. 2015 Incentive Compensation Plan (the (“2015 Plan”, and together with the 2014 Plan,  2013 Plan and the 2012 Plan, the “Plans”). The purpose of the Plans is to assist us in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors, consultants and other persons who provide services to us. The following summary of the Plans is qualified in its entirety by the specific language of the Plans.

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

INCENTIVE COMPENSATION PLAN

Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to each of our named executive officers at December 31, 2014.

Name	Grant Date	Estimated Future Payments under Equity Incentive Plan Awards (1) Target ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares Underlying Options (#)(1)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(2)

Edward O’Donnell	7/29/13			150,000	$0.35	$30,991
	3/24/14	—	—	330,000	$0.45	$95,604

Paul Arena	1/27/14	—	—	1,000,000	$0.40	$303,562

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

Outstanding Equity Awards

The following table sets forth certain information concerning unexercised stock options for each of our named executive officers at December 31, 2014:

Named Executive Officer	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)

Nathaniel Bradley (1)	62,500	31,260	$0.275	12/18/2017	31,260	$5,001

Sean Bradley (2)	62,500	31,260	$0.275	12/18/2017	31,260	$5,001

James Crawford (3)(6)	300,000	177,750	$0.25	12/18/2017	177,750	$28,440

Edward O’Donnell (4)	75,000	75,000	$0.39	7/28/2018	75,000	$12,000

Paul Arena (5)	—	1,500,000	$0.40	3/27/17	1,500,000	$240,000

(1)           Nathaniel Bradley was granted 400,000 performance share units on August 1, 2013, with a total value of $180,000. These performance share units are a part of the 2012 Plan.

(2)           Sean Bradley was granted 300,000 performance share units on August 1, 2013, with a total value of $135,000. These performance share units are a part of the 2012 Plan.

(3)           James Crawford was granted 300,000 performance share units on August 1, 2013, with a total value of $135,000. These performance share units are a part of the 2012 Plan.

(4)           Edward O’Donnell resigned from his position as our Chief Financial Officer effective March 29, 2015.

(5)           Paul Arena and the Company on March 5, 2015, entered into a Separation and Release Agreement.

(6)           Effective April 24, 2015, James Crawford resigned as Chief Operating Officer and Treasurer of our Company.

Change in Control

There are no arrangements currently in effect, which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The following table gives the information about common stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2014:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	16,054,350	$0.52	3,555,900
Equity compensation plans not approved by security holders	—	—	—
Total	16,054,350	$0.52	3,555,900

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of June 10, 2015 by:

•                                          each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•                                          each of our named executive officers and directors; and

•                                          all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3(d) promulgated by the Securities Exchange Act pursuant to which a person is deemed to have beneficial ownership of any shares of common stock that such stockholder has the right to acquire within 60 days of June 30, 2015. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares, subject to community property laws where applicable.  The inclusion of any securities in the following table does not constitute an admission of beneficial ownership by the persons named below.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock (2)
David Moradi (3)	8,726,669	(4)	9.99%
Dr. Carr Bettis	6,145,855	(5)	7.55%
Nathaniel Bradley	10,399,569	(6)	12.78%
Sean Bradley	7,294,118	(7)	8,96%
Anthony Coelho (8)	250,000	(9)	*
Constantine Potamianos	506,250	(10)	*
Ernest Purcell (11)	4,456,919	(12)	5.48%
Donald Weinstein	-0-		*
Edward Withrow III (13)	606,250	(14)	*
All directors and executive officers as a group (8 individuals)	29,658,961		36.47%

*                                         Less than one percent.

(1)                                 Unless otherwise indicated, the business address of each of the individuals is 5210 E. Williams Circle, Suite 500, Tucson, Arizona 85711.

(2)                                 Based on 81,323,176 shares of our common stock issued and outstanding as of June 30, 2015.

(3)                                 Mr. Moradi’s business address is c/o Anthion Management LLC, 379 West Broadway, New York, New York 10012.

(4)                                 In connection with investment in our private placements, Mr. Moradi holds warrants to purchase up to 2,839,583 shares. The warrants contain a provision restricting their exercise if after giving effect to such exercise, Mr. Moradi would beneficially own in excess of 9.99% of our shares outstanding except as otherwise provided in the warrants.  Includes 50,000 shares of Series A Convertible Preferred Stock convertible into 2,850,627 common shares.

(5)                                Dr. Bettis is the Managing Member of CSB IV US Holdings, LLC, the record owner of 2,800,927 shares. Dr. Bettis is also co-trustee of the J. Carr & Stephanie V. Bettis Revocable Trust, the record owner of 564,803 shares and warrants to purchase up to 46,875 shares.  Includes 210,000 shares in two discretionary accounts of Dr. Bettis.  Includes stock options to purchase up to 381,250 shares.  Includes warrants to purchase up to 2,000,000 shares. Includes 10,000 shares of Series A Convertible Preferred Stock convertible into 570,125 common shares held by the J. Carr & Stephanie V. Bettis Revocable Trust.

(6)                                 Includes 6,644,700 shares held by Bradley Brothers, LLC, the beneficial owner of 13,332,929 shares, which includes warrants to purchase up to 996,667 shares. Nathaniel Bradley and Sean Bradley are each 50% owners of Bradley Brothers, LLC, and share investment power with respect to such shares. Does not include 5,186,860 shares issued on December 20, 2012 related to the conversion of our debt owed to Nathaniel Bradley. The conversion shares were issued to Mr. Bradley’s designees.  Mr. Bradley has no investment or voting power over said shares and is not deemed to be the beneficial owner thereof. Includes warrants to purchase up to 1,294,798 shares and stock options to purchase up to 93,750 shares.

(7)                                 Includes 6,644,700 shares held by Bradley Brothers, LLC, the beneficial owner of 13,332,929 shares, which includes warrants to purchase up to 996,667 shares. Nathaniel Bradley and Sean Bradley are each 50% owners of Bradley Brothers, LLC, and share investment power with respect to such shares. Includes warrants to purchase up to 1,093,182 shares and stock options to purchase up to 93,750 shares.  Includes 4,107 shares of Series A Convertible Preferred Stock convertible into 234,151 common shares.

(8)                                 Mr. Coelho’s business address is 51 Baltimore Ave, #2, Rehoboth Beach, DE 19971.

(9)                                 Consists of stock options to purchase up to 250,000 shares.  Includes warrants to purchase up to 1,000,000 shares. Includes 10,000 shares of Series A Convertible Preferred Stock convertible into 570,125 common shares.

(10)                          Consists of stock options to purchase up to 506,250 shares. Does not include 604,640 shares and warrants to purchase up to 100,000 shares held by Mr. Potamianos’ spouse individually, to which shares Mr. Potamianos disavows any interest.

(11)                          Mr. Purcell’s business address is c/o Houlihan Lokey, Inc., 1395 Brickell Avenue, Suite 1130, Miami, FL 33131.

(12)                          Includes stock options to purchase up to 250,000 shares.

(13)                          Mr. Withrow’s business address is c/o Huntington Chase Financial Group, LLC, 1327 Ocean Avenue, Suite M, Santa Monica, CA 90401.

(14)                          Consists of stock options to purchase up to 606,250 shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

Other than employment agreements with our executive officers and other payments made to our executive officers, all as described above under the section entitled “Management - Executive Compensation,” and compensation paid to our directors as described above under the section entitled “Management - Director Compensation,” there have been no transactions in which the amount involved exceeds $120,000 in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Item 14: Principal Accountants Fees and Services

The firm of MaloneBailey, LLP acts as our independent registered public accounting firm. The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2014 and for fiscal year ended December 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our financial reports on Form S-1, Form 10-Qs in the future and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2014	December 31, 2013
Audit Fees	$48,300	$45,500
All Other Fees	7,800	8,355
Total	$56,100	$53,855

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

(3)           Exhibits — The following exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

Exhibit No.	Description
3.1	Certificate of Incorporation of AudioEye, Inc. (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc. (1)

3.3	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc. (2)

3.4	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc. (12)

3.5	By-laws of AudioEye, Inc. (1)

4.1	Form of Warrant (9)

4.2	Form of Warrant (9)

4.3	Form of Warrant (13)

4.4	Form of Warrant (14)

4.4	Certificate of Designations — Series A Convertible Preferred Stock (17)

10.1	Master Agreement dated as of September 22, 2011 between CMG Holdings Group, Inc. and AudioEye Acquisition Corporation (1)

10.2	Form of Services Agreement between CMG Holdings Group, Inc. and AudioEye, Inc. (1)

10.3	Termination and Release Agreement dated October 24, 2011 between Maryland Technology Development Corp. and AudioEye, Inc. (3)

10.4	Promissory Note dated October 24, 2011 between Maryland Technology Development Corp. and AudioEye, Inc. (4)

10.5	AudioEye, Inc. 2012 Incentive Compensation Plan effective December 19, 2012 (4)

10.6	AudioEye, Inc. 2013 Incentive Compensation Plan effective August 20, 2013 (8)

10.7	Agreement and Plan of Merger dated as of March 22, 2013 between AudioEye, Inc. and AudioEye Acquisition Corporation (5)

10.8	Executive Employment Agreement dated August 7, 2013 between Nathaniel Bradley and AudioEye, Inc. (7)

10.9	Executive Employment Agreement dated August 7, 2013 between Sean Bradley and AudioEye, Inc. (7)

10.10	Executive Employment Agreement dated August 7, 2013 between James Crawford and AudioEye, Inc. (7)

10.11	Executive Employment Agreement dated August 7, 2013 between Edward O’Donnell and AudioEye, Inc. (7)

10.12	Executive Employment Agreement dated August 7, 2013 between Constantine Potamianos and AudioEye, Inc. (7)

10.13	Performance Share Unit Agreement dated August 7, 2013 between Nathaniel Bradley and AudioEye, Inc. (7)

10.14	Performance Share Unit Agreement dated August 7, 2013 between Sean Bradley and AudioEye, Inc. (7)

10.15	Performance Share Unit Agreement dated August 7, 2013 between James Crawford and AudioEye, Inc. (7)

10.16	Registration Rights Agreement dated as of November 13, 2013 by and among the Company and the investors identified on the signature pages thereto (First Private Placement) (9)

10.17	Registration Rights Agreement dated as of December 23, 2013 by and among the Company and the investors identified on the signature pages thereto (Second Private Placement) (9)

10.18	Executive Employment Agreement dated January 27, 2014 between Paul Arena and AudioEye, Inc. (10)

10.19	Performance Share Unit Agreement dated January 27, 2014 between Paul Arena and AudioEye, Inc. (10)

10.20	AudioEye, Inc. 2014 Incentive Compensation Plan effective January 27, 2014 (11)

10.21	AudioEye, Inc. 2015 Incentive Compensation Plan effective September 5, 2014 (13)

10.22	Separation and Release Agreement dated March 5, 2015 between Paul Arena and AudioEye, Inc. (15)

10.23	Consulting Agreement dated March 5, 2015 between AIM Group, Inc. and AudioEye, Inc. (15)

10.24	Separation and Release Agreement dated March 29, 2015 between Edward O’Donnell and AudioEye, Inc. (16)

10.25	Executive Employment Agreement dated July 1,2015 between Carr Bettis and AudioEye, Inc. (18)

14.1	Code of Ethics (6)

21.1*	Subsidiaries of AudioEye, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(8)                     Incorporated by reference to Form S-8, filed with the SEC on August 28, 2013.

(9)                     Incorporated by reference to Form 8-K, filed with the SEC on December 26, 2013.

(10)              Incorporated by reference to Form 8-K, filed with the SEC on January 30, 2014.

(11)              Incorporated by reference to Form S-1/A, filed with the SEC on February 4, 2014.

(12)              Incorporated by reference to Form 10-K, filed with the SEC on March 31, 2014.

(13)              Incorporated by reference to Form 10-Q, filed with the SEC on November 7, 2014.

(14)              Incorporated by reference to Form 8-K, filed with the SEC on January 7, 2015.

(15)              Incorporated by reference to Form 8-K, filed with the SEC on March 6, 2015.

(16)              Incorporated by reference to Form 8-K, filed with the SEC on April 1, 2015.

(17)              Incorporated by reference to Form 8-K, filed with the SEC on May 7, 2015.

(18)              Incorporated by reference to Form 8-K, filed with the SEC on July 8, 2015.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of July 2015.

AUDIOEYE, INC.

By:	/s/ SeanBradley
Sean Bradley
President (Principal Executive Officer)

By:	/s/ Donald Weinstein
Donald Weinstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Carr Bettis	Executive Chairman/Chairman of the Board and Director	July 10, 2015
Dr. Carr Bettis

/s/ Nathaniel Bradley	Founder, Chief Innovation Officer, Treasurer and Director	July 10, 2015
Nathaniel Bradley

/s/ Sean Bradley	President, Chief Technology Officer, President, Secretary and Director	July 10, 2015
Sean Bradley

/s/ Donald Weinstein	Chief Financial Officer	July 10, 2015
Donald Weinstein

/s/ Anthony Coehlo	Director	July 10, 2015
Anthony Coehlo

/s/ Ernest Purcell	Director	July 10, 2015
Ernest Purcell

/s/ Edward Withrow III	Director	July 10, 2015
Edward Withrow III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

AudioEye, Inc.

Tucson, Arizona

We have audited the accompanying consolidated balance sheets of AudioEye, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AudioEye, Inc. and its subsidiary as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas

July 10, 2015

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$1,672,901	$1,847,004
Accounts receivable, net	261,676	569,297
Related party receivables	10,000	82,250
Marketable securities held in related party	13,800	—
Non-marketable securities held in related party	50,000	—
Subscription receivable	1,175,000	—
Prepaid expenses and other current assets	90,688	—
Total Current Assets	3,274,065	2,498,551

Property and equipment, net	651	3,847
Intangible assets, net	3,097,293	3,073,945
Goodwill	700,528	700,528
Total Assets	$7,072,537	$6,276,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$779,891	$416,531
Billings in excess of revenues	123,908	—
Notes and loans payable-current	24,000	172,845
Related party payables	228,983	243,424
Total Current Liabilities	1,156,782	832,800

Long Term Liabilities
Notes and loans payable-long term	51,800	79,800
Related party loans	—	35,000
Total Long Term Liabilities	51,800	114,800

Total Liabilities	1,208,582	947,600

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2014 and 2013, respectively		—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 77,817,861 and 53,239,369 issued and outstanding, as of December 31, 2014 and 2013, respectively	778	532
Treasury stock	(623,000)	(623,000)
Additional paid-in capital	23,516,463	13,231,212
Accumulated deficit	(17,030,286)	(7,279,473)
Total Stockholders’ Equity	5,863,955	5,329,271
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,072,537	$6,276,871

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2014	December 31, 2013

Revenues	$516,807	$1,449,660
Revenues from related parties	6,500	108,500
Total revenues	523,307	1,558,160

Cost of services	1,197,936	404,088

Gross (Loss)/Profit	(674,629)	1,154,072

Selling and marketing expenses	1,537,732	301,280
Research and technology expenses	610,329	56,515
General and administrative expenses	6,455,327	3,243,382
Amortization and depreciation	416,009	359,414
Total operating expenses	9,019,397	3,960,591

Operating loss	(9,694,026)	(2,806,519)

Other income (expense)
Realized loss on marketable securities	—	(19,500)
Unrealized loss on marketable securities	(10,200)	—
Loss on conversion of accounts receivable to marketable securities	(36,000)	—
Interest expense	(10,587)	(56,607)
Total other expense	(56,787)	(76,107)

Net loss	$(9,750,813)	$(2,882,626)

Net loss per common share — basic and diluted	$(0.16)	$(0.07)

Weighted average common shares outstanding — basic and diluted	61,962,359	42,514,610

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	COMMON STOCK		PAID IN	NON-CONTROLLING INTEREST /TREASURY	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	STOCK	(DEFICIT)	TOTAL

Balance, December 31, 2012	35,192,045	$352	$5,639,671	$—	$(4,396,847)	$1,243,176

Common stock issued for debt and interest	7,870,154	79	1,709,212	—	—	1,709,291

Common stock issued for cash, net	11,130,336	111	3,231,881	—	—	3,231,992

Common stock issued for related party debt	746,667	7	223,993	—	—	224,000

Common stock issued for services	200,000	2	49,998	—	—	50,000

Common stock issued for related party accounts payable	100,000	1	49,999	—	—	50,000

Options exercised	184,750	2	47,748	—	—	47,750

Warrants issued for conversion of accrued salary	—	—	1,022,751	—	—	1,022,751

Warrants issued for conversion of accounts payable	—	—	51,000	—	—	51,000

Warrants. Options and PSU issued for services	—	—	1,191,128	—	—	1,191,128

Debt discount for warrants issued with debt	—	—	13,831	—	—	13,831

Less: Treasury stock: at cost	(2,184,583)	(22)	—	(623,000)	—	(623,022)
Net loss	—	—	—	—	(2,882,626)	(2,882,626)

Balance, December 31, 2013	53,239,369	$532	$13,231,212	$(623,000)	$(7,279,473)	$5,329,271

Common stock issued for cash and subscription receivables, net	10,820,834	108	3,857,581	—	—	3,857,689

Common stock issued for exercise of warrants	11,678,806	117	3,643,853	—	—	3,643,970

Common stock issued for services	1,963,537	20	918,295	—	—	918,315

Cashless exercise of options and warrants	115,315	1	(1)	—	—	—

Warrants. Options and PSU issued for services	—	—	1,844,009	—	—	1,844,009

Warrants issued for conversion of accrued salary	—	—	21,514	—	—	21,514

Net loss	—	—	—	—	(9,750,813)	(9,750,813)

Balance, December 31, 2014	77,817,861	$778	$23,516,463	$(623,000)	$(17,030,286)	$5,863,955

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2014	December 31, 2013
Cash Flows from operating activities:
Net loss	$(9,750,813)	$(2,882,626)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	416,009	359,414
Stock, option and warrant expense	1,844,009	1,241,128
Amortization of debt discount	1,155	12,676
Realized loss on marketable securities	—	19,500
Unrealized loss on marketable securities	10,200	—
Stock issued for services	918,315	—
Bad debt expense	108,320	—
Loss on conversion of accounts receivable to marketable securities	36,000	—
Changes in operating assets and liabilities:
Accounts receivable	139,301	(603,041)
Related party receivable	72,250	(66,125)
Other current assets	(90,688)	—
Accounts payable and accruals	384,875	53,256
Billings in excess of revenues	123,908	(54,823)
Related party payables	(14,441)	522,257
Net cash (used in) operating activities	(5,801,600)	(1,398,384)

Cash Flows from investing activities:
Cash (paid for) intellectual property	(48,037)	(11,542)
Investment in non-marketable securities held in related party	(50,000)	—
Software development costs	(388,125)	—
Net cash (used in) investing activities	(486,162)	(11,542)

Cash Flows from financing activities:
Payments on related party loans	(35,000)	—
Payments on debt	(178,000)	(218,000)
Repurchase of treasury stock	—	(573,022)
Issuance of common stock for cash	2,682,689	3,231,992
Proceeds from exercise of warrants	3,643,970	47,750
Borrowings on related party debt	—	224,000
Borrowings on debt	—	532,500
Net cash provided by financing activities	6,113,659	3,245,220

Increase (decrease) in cash	(174,103)	1,835,294
Cash - beginning of period	1,847,004	11,710
Cash - end of period	$1,672,901	$1,847,004

NON-CASH FINANCING ACTIVITIES
Debt discount for warrants issued with debt	$—	$13,831
Payment of related party debt in exchange for available for sale securities	—	10,500
Repayment of debt with common stock	—	1,709,291
Repayment of related party debt with common stock	—	224,000
Common stock issued for subscription receivable	1,175,000	—
Conversion of accounts receivable to marketable securities	60,000	—
Common stock issued for cashless exercise of options and warrants	1	—
Warrants issued for accrued salary	21,514	1,022,751
Warrants issued for accounts payable	—	51,000
Repayment of related party payables with common stock	—	50,000
Treasury stock purchased in exchange for reduction of accounts receivable	—	50,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$11,301	$12,213
Income taxes paid	$—	$—

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

The Company is focused on developing innovations in the field of networked and device embedded audio technology.  The Company owns a unique patent portfolio comprised of six issued patents in the United States, a notice of allowance from the U.S. Patent and Trademark Office for a seventh patent, and two U.S. patents pending with additional patents being drafted for filing with the U.S. Patent and Trademark Office and internationally.

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

During the years ended December 31, 2014 and 2013, Empire had no activity.  Empire had no assets or liabilities as of December 31, 2014 and December 31, 2013.

The Company acquired 19.5 % of Couponicate for a nominal cost in the year ended December 31, 2012. The entity has no assets or liabilities and has no net income or loss.

Capitalization of Software Development Costs

The Company expenses development costs for research and development until such time as the software became technologically feasible.  The Company’s software became technologically feasible at the end of 2013.  The software development was substantially completed by the end of August, 2014.  The Company further determined that the life of the capitalized software development costs is three years.

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

Research and Technology Expenses

Research and technology expenses are expensed in the period costs are incurred. For the year ended December 31, 2014 and 2013 research and technology expenses totaled $610,329 and $56,515, respectively.

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

The Company had two major customers generate 87% (77% and 10%) and 81% (71% and 10%) of its revenue in the fiscal years ended December 31, 2014 and 2013, respectively.

Billings in Excess of Revenues

The Company applies percentage of completion accounting to long term contracts.  There are times when elements of the contract are billed in advance of the revenue being earned.  Revenue is recorded as billings are posted, thus a timing difference requires an adjustment to the level of revenue recorded.

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

Marketable Securities

The Company has elected the fair value option under ASC 825 for its marketable securities.  Marketable securities are classified as available for sale and consist of common stock holdings of publicly traded companies.  These securities are marked to market at the end of each reporting period based on the closing price of the security at each balance sheet date. Changes in fair value are recorded as unrealized gains or losses in the consolidated statement of operations in accordance with ASC 320.

Non-marketable Securities

From time to time, the Company invests in the securities of other entities where there exists no active market for the securities held.  Non-marketable securities are recorded at the cost of the investment.

Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. The Company does not generally require collateral for its accounts receivable. There was an allowance for doubtful accounts of $19,675 and $0 as of December 31, 2014 and 2013, respectively.  Bad debt expense was $108,320 and $0 as of December 31, 2014 and 2013, respectively.

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

Goodwill, Intangible Assets, and Long-Lived Assets

Goodwill is carried at cost and is not amortized.  The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data.  Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at December 31, 2014 and 2013 and determined that there was no impairment.

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

Patents were evaluated for impairment and no impairment losses were incurred during the years ended December 31, 2014 and 2013, respectively.

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

Level 1:                                                    Unadjusted quoted prices in active markets for identical assets or liabilities.

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

The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of December 31, 2014 and 2013:

	Fair Value	Fair Value Hierarchy
Marketable securities, December 31, 2014	$13,800	Level 1
Marketable securities, December 31, 2013	$-0-	Level 1

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3: MARKETABLE AND NON-MARKETABLE SECURITIES

A realized loss of $19,500 was recorded for the year ended December 31, 2013 on the Company’s marketable securities.

During 2014, the Company converted $60,000 of accounts receivable initially for a convertible note from Ecologic Transportation.  Ecologic Transportation is affiliated with a related party.  The note is convertible into 600,000 shares of Ecologic Transportation common stock.  Subsequently, Ecologic Transportation merged into Peartrack Security Systems, Inc.  As of December 31, 2014, the Company held 60,000 shares in Peartrack Security Systems, Inc.  The fair value of the investment on the date of conversion was $24,000 and as of December 31, 2014 was $13,800.  This resulted in a loss on the conversion of the accounts receivable of $36,000 and a further unrealized loss on the reduction in value of the security of $10,200 during 2014.

During 2014, the Company entered into a licensing transaction where it received 1,200,000 shares of Beta Music Group.  This investment was deemed to be an investment in nonmarketable securities and the shares were recorded at cost of $0.  As of December 31, 2014, the Company continues to hold 1,200,000 shares of Beta Music Group.

During 2014, the Company invested $50,000 in Cannonball Red in return for 97,500 shares with the expressed purpose of achieving new customers.  Cannonball Red is affiliated with a related party.  The Company recorded the investment at cost of $50,000 and the investment was determined to be nonmarketable securities.  Subsequent to the investment in 2014, the Company and Cannonball Red entered into an agreement where upon Cannonball Red would repurchase the investment for $60,000 at an agreed upon future date.  As of June 30, 2015, the parties have not agreed upon such date.  As of December 31, 2014, the Company held 97,500 shares of Cannonball Red.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31,	December 31,
	2014	2013
Computer & Peripherals	$25,478	$25,478
Accumulated Deprecation	(24,827)	(21,631)
Property Plant & Equipment, Net	$651	$3,847

Depreciation expense totaled $3,196 and $3,883 for the years ended December 31, 2014 and 2013, respectively.

NOTE 5: INTANGIBLE ASSETS

For the year ended December 31, 2014 and 2013, the Company invested in Patents in the amounts of $48,037 and $11,542, respectively.

Prior to December 31, 2014, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

For the year ended December 31, 2014 and 2013, the Company invested in software development in the amounts of $388,125 and $0, respectively. Software development costs are amortized over their estimated useful life of three years.

Prior to any impairment adjustment, intangible assets consisted of the following:

	December 30,	December 31,
	2014	2013

Patents	$3,611,380	$3,563,343
Capitalized Software Development	388,125	—
Accumulated Amortization	(902,212)	(489,398)
Intangible Assets, Net	$3,097,293	$3,073,945

Amortization expense for patents totaled $346,690 and $356,218 for the years ended December 31, 2014 and 2013, respectively. Amortization expense for software development totalled $66,123 and $0 for the years ended December 31, 2014 and 2013, respectively.

Total amortization expense totaled $412,814 and $354,368 for the year ended December 31, 2014 and 2013, respectively.

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

Nathaniel Bradley, Founder, Chief Innovation Officer, Treasurer and Director

As of December 31, 2012, the Company had an outstanding related party loan to Nathaniel Bradley totaling $10,000.

During the year ended December 31, 2013, the Company borrowed a total of $224,000, due on demand with a warrant to purchase 28,400 common shares, vesting immediately with a strike price of $0.40. The 28,400 common share warrant was valued at $6,901 on the date the note was granted using a closing price that day of $0.35 through $0.43, a strike price of $0.40, term of 5 years, volatility of 100%, dividends of 0% and a discount rate of 1.37% through 1.43%. The value of the of $6,901 is reflected as a discount which was then amortized to expense because the note is a demand note. In the same year, $199,000 of prinicpal balance and $25,000 acrued salary was converted to 746,667 of the Company’s common stock along with a warrant to purchase 746,667 shares of the Company’s common stock. The warrant shall vest immediately with a strike price of $0.40 and expire in 2018. As of December 31, 2013, related party loans due to Nathaniel Bradley totaled $35,000.  This amount was repaid by the Company in 2014.

As of December 31, 2014 and 2013, the Company owed $-0- and $39,500 in accrued salary to Mr. Bradley.  During 2013, the Company recognized additional of salary expense of which $461,539 was converted to warrant to purchase 1,831,783 shares of the Company’s common stock, $25,000 was converted to common stock as discussed above and $10,500 was exchanged for marketable securities the Company held as of December 31, 2012 which resulted a realized loss of $19,500 during the period of 2013.

Sean Bradley, President, Chief Technology Officer, and Secretary

As of December 31, 2014 and 2013, the Company owed Sean Bradley $-0- and 24,375 in accrued salary.  During 2013, the Company recognized additional salary expense of which $399,648 was converted to a warrant to purchase 1,587,290 shares of the Company’s common stock.

James Crawford, Chief Operating Officer, Treasurer and Director

During 2014, the Company awarded 53,036 warrants in lieu of cash compensation valued at $21,514.

Others

The Company holds 60,000 shares in Peartrack Security Systems, formerly Ecologic Transportation, as of December 31, 2014 resulting from the conversion of a $60,000 accounts receivable balance in 2014. In 2014, the Company invested $50,000 in Cannonball Red in return for 97,500 shares held as of December 31, 2014.

As of December 31, 2014 and 2013, the Company had accrued salary due to other officer of $-0- and $29,375. During 2013, the Company recognized additional salary expense of which $161,564 was converted to a warrant to purchase 626,680 shares of the Company’s common stock.

In summary, as of December 31, 2014 and 2013, the total balances of related party payable were $228,983 (see Note 8) and $243,424, respectively.

As of December 31, 2014 and 2013, there were outstanding receivables of $10,000 and $82,250, respectively, for services performed for related parties.

For the year ended December 31, 2014 and 2013, there were revenues earned of $6,500 and $108,500, respectively, for services performed for related parties.  The related parties are family members of certain officers of the Company.

NOTE 7: NOTES PAYABLE

As at December 31, 2014 and 2013, the Company has current and long term notes payable of $24,000 and $172,845 and $51,800 and $79,800, respectively as shown in the table below.

Notes and loans payable	December 31, 2014	December 31, 2013

Short Term
Maryland TEDCO	$24,000	$24,000
Notes Payable (net of $1,155 discount)	—	148,845

Total	$24,000	$172,845
Long Term
Maryland TEDCO	$51,800	$79,800
Total	$51,800	$79,800

As of December 31, 2012, the Company had an outstanding loan to a third party in the amount of $74,900, which was originally issued during 2006 as part of an Investment Agreement.  The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the balance sheet.  The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement (“Release”) with the third party.  The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the third-party in the combined amount of principal and accrued interest to date, for a total principal amount of $149,800.  The note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011.  As of December 31,  2014 and 2013, the principal amount owing was $75,800 and $103,800, respectively, of which $24,000 and $24,000, respectively, has been recorded as the current portion of the note, and $51,800 and $79,800, respectively, as the long-term portion of the note, respectively. The Company has paid $28,000 and $24,000 in monthly installments for the year ended December 31, 2014 and 2013, respectively.

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

For the period ending December 31, 2012, AEAC borrowed $1,017,000 which was evidenced by the issuance of AEAC Debentures. These debentures bore interest at 8% per annum and were due one year from the date of issuance. The debenture holders had the option to convert the principal and interest at an exercise price $0.25 per share. During 2013, AEAC borrowed an additional $382,500 under the same term.

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

On August 3, 2013, the Company borrowed $150,000 with a coupon rate of 10%, due on September 10, 2013 with a warrant to purchase 20,000 common shares, vesting immediately with a strike price of $0.50. The 20,000 common share warrant was valued at $6,930 on August 3, 2013 using a closing price that day of $0.47, a strike price of $0.50, term of 5 years, volatility of 100%, dividends of 0%, and a discount rate of 1.36%. The value of the warrant of $6,930 is reflected as a discount to the note for a net amount of $143,070. For the period ended December 31, 2013, interest was accrued in the amount of $2,384 and $5,755 was recognzied as amortization expense. As of December 31, 2013, the note has a balance of $148,845, net of discount of $1,155, such discount amortized in 2014.  As of December 31, 2014, the note has a balance of $-0-.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The Company’s principal executive offices are located at 5210 E. Williams Circle, Fifth Floor, Tucson, Arizona 85711, consisting of approximately 6,003 square feet as of June 30, 2015. The Company’s office is leased for an aggregate amount of $13,676 per month. The Company’s total rent expense was approximately $234,406 and $38,388 under office leases for the years ended December 31, 2014 and 2013, respectively.

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

Effective April 24, 2015, Nathaniel Bradley resigned as Chief Executive Officer and President of the Company.  Effective with his resignation as Chief Executive Officer and President, the Company’s board of directors appointed Mr. Bradley to serve as Founder and Chief Innovation Officer as well as Treasurer of the Company. Effective May 1, 2015, Mr. Bradley agreed to reduce his annual base salary to $125,000.

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

Effective April 24, 2015, the Company’s board of directors appointed Sean Bradley to serve as President of the Company as well as continuing as Chief Technology Officer and Secretary. Effective May 1, 2015, Mr. Bradley agreed to reduce his annual base salary to $150,000.

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

Effective April 24, 2015, James Crawford resigned as Chief Operating Officer and Treasurer of the Company.

Also on April 24, 2015, the Company and Crawdad, LLC. (“Crawdad”), a limited liability company wholly owned by Mr. Crawford, entered into a Consulting Agreement pursuant to which Crawdad, through Mr. Crawford, is to provide certain consulting services to the Company for a period of 12 months for a consulting fee of $5,000 per month.

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

Effective March 29, 2015, Edward O’Donnell resigned from his position as the Company’s Chief Financial Officer.

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

On January 27, 2014, the Company entered into agreements with Paul Arena.  Under an Executive Employment Agreement dated as of January 27, 2014, Mr. Arena has direct responsibility working in conjunction with the Company’s Chief Executive Officer, over operations, sales marketing, financial accounting and SEC reporting, operational budgeting, sales costing analysis, billing and auditor interfacing.  The initial term of Mr. Arena’s employment is two years.  Mr. Arena’s base salary is $275,000 per year.  Mr. Arena received a signing bonus of $35,000 and is entitled to a quarterly bonus of up to $50,000 based on recognized revenues for the applicable quarter and additional bonuses at the discretion of our board of directors or compensation committee.  Mr. Arena has been granted five year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.40 per share and stock options to purchase 1,500,000 shares at an exercise price of $0.40 per share subject to vesting as set forth in the Executive Employment Agreement.  Pursuant to a separate Performance Share Unit Agreement dated as of January 27, 2014, the Company granted to Mr. Arena an award of up to 3,000,000 PSUs.  Each PSU represents the right to receive one share of common stock.  The number of PSUs that Mr. Arena actually earns will be determined by the level of achievement of the performance goals set forth in the Performance Share Unit Agreement. Mr. Arena was granted an award of an aggregate of 1,500,000 PSUs at target value of established goals.  35% of these awards are tied to targeted revenue goals over the years ended January 31, 2015 and January 31, 2016. 35% of these awards are tied to targeted cash flow goals over the years, and 30% are tied to discretionary goals.  The award will pay above or below the target number of shares based on performance.  In order to receive any shares the threshold value of goals is 75% of the target, which will payout at 1,000,000 shares.  The maximum share payout is 3,000,000 shares if 125% of performance targets are met.  The Company use interpolation to determine share payouts if the performance metric values achieved are between the thresholds, target and maximum goal levels.

On March 5, 2015, the Company and Paul Arena entered into a Separation and Release Agreement (the “Separation Agreement”) pursuant to which Mr. Arena resigned as Executive Chairman/Chairman of the Board and a member of the Board of Directors. Under the Separation Agreement, the Company and Mr. Arena agreed that, pursuant to his Stock Option Agreement with the Company, options to purchase 500,000 common shares have been vested, options to purchase an additional 500,000 shares (the “Second Tranche”) are vested and options to purchase 500,000 shares will be forfeited. Fifty percent of the options under the Second Tranche are subject to certain clawback provisions as set forth in the Separation Agreement. Additionally, Mr. Arena is being granted 500,000 shares of the Company’s restricted Common Stock (the “Restricted Shares”) with 250,000 shares being deposited in escrow to cover the clawback rights of the Company. The Restricted Shares are being issued to Mr. Arena in lieu of any issuances which may be due him under his Performance Share Unit Agreement. The Restricted Shares and shares issuable pursuant to options described above are subject to a Lock-up/Leakage Agreement under which Mr. Arena is limited to a cap of $50,000 in gross proceeds from the sale of such shares in any month.

Also on March 5, 2015, the Company and AIM Group, Inc. (“AIM”), a corporation wholly owned by Mr. Arena, entered into a Consulting Agreement (the “Consulting Agreement”) pursuant to which AIM, through Mr. Arena, is to provide certain consulting services to the Company for a period of one year. Under the Consulting Agreement, AIM is to receive a one-time net payment of $267,000.  The Company filed the Separation Agreement as an exhibit to an 8-K filing. The Separation and Release Agreement specifies that Mr. Arena is to receive a fee of $425,000 as well as other consideration valued at $54,892, for total consideration of $479,892. $250,909 was paid to Mr. Arena by the Company during 2014. As of December 31, 2014, the Company recorded a payable to Mr. Arena of $228,983.

NOTE 9: STOCKHOLDERS’ EQUITY

As of December 31, 2014 and December 31, 2013, the Company had 77,817,861 and 53,239,369 shares of common stock issued and outstanding, respectively.

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

During the year ended December 31, 2013, $199,000 of prinicpal balance and $25,000 acrued salary was converted to 746,667 of the Company’s common stock along with warrant to purchase 746,677 shares of the Company’s common stock. See Note 6.

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

On July 17, 2014, the Company issued 34,459 shares of common stock pursuant to the cashless exercise of 75,000 common stock options.

From July 1, 2014 through September 30, 2014, the Company also issued 515,000 shares of common stock for services valued at $382,300 with no future period amortization.

In September 2014, the Company issued 20,000 shares of common stock pursuant to the exercise of 20,000 warrants at a strike price of $0.50 for proceeds of $10,000.

On September 30, 2014, the Company sold an aggregate of 700,000 units to two accredited investors for gross proceeds of $350,000 in the closing of a private placement (the “Summer 2014 Private Placement”). The units in the Summer 2014 Private Placement consisted of 700,000 shares of the Company’s common stock and warrants to purchase ¼ of a share for every common share purchased or an additional 175,000 shares of the Company’s common stock.  The warrants have a term of five years and an exercise price of $0.60 per share.

On October 10, 2014, November 12, 2014 and December 11, 2014 the Company issued an aggregate of 195,000 shares of common stock for services rendered valued at $119,500.

On November 25, 2014, 9,115 common shares were issued in a cashless options exercise of 30,000 options.

On November 18, 2014, 4,375 common shares were issued in a cashless warrants exercise of 20,000 warrants.

On December 15, 2014, 37,314 common shares were issued services rendered valued at $19,888.

On December 15, 2014, 331,804 common shares were issued in a warrants exercise for cash proceeds of $119,449.

On December 31, 2014, the Company sold an aggregate of 6,687,500 units to ten accredited investors for gross proceeds of $2,675,000 in the closing of a private placement (the “December 2014 Private Placement”), net of $123,000 in fees for net proceeds of $2,552,000. $1,175,000 of the private placement was recorded as a Subscription Receivable as of December 21, 2014.  Such subscription receivable was collected in 2015.  The aggregate units in the December 2014 Private Placement consisted of 6,687,500 shares of the Company’s common stock and warrants to purchase 37.5% of a share for every common share purchased or an additional 2,507,813 shares of the Company’s common stock.  The warrants have a term of five years and an exercise price of $0.60 per share.

During the years ended December 31, 2014 and 2013, $1,844,009 and $1,191,128 were recognized as stock option, warrant and PSU expenses. See note 11, 12 and 13.

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

Deferred tax assets:	December 31, 2014	December 31, 2013
Net operating loss carry forwards	$4,983,000	$1,720,000
Less valuation allowance	(4,983,000)	(1,720,000)
Net deferred tax asset	$—	$—

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions, which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The approximate net operating loss carry forward was $14,657,000 and $5,071,000 as of December 31, 2014 and 2013, respectively and will start to expire in 2029.

NOTE 11: OPTIONS

As at December 31, 2013 and 2014, the Company has 4,885,250 and 11,434,350 options issued and outstanding.

On December 19, 2012, the Company issued 2,820,000 options for the initial option grant. Prior to this issuance there had been no option grants. This tranche of options vest over 2 years at exercise price of $0.25 and expire on December 19, 2017. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.25 years, expected volatility of 250%, date of issue risk free interest rate of 0.39%, and expected dividend yield of 0%. The value on the grant date of the options was $687,953 and the option expense for December 31, 2014 and 2013 was determined to be $377,121 and $11,309. As of December 31, 2013, 184,750 options have been exercised from this tranche of options.

The Company issued 400,000 options on May 10, 2013, which vest 50% on grant date and 12.5% every 90 days thereafter, have an exercise price of $1.00 per share, and expire on May 9, 2016. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.42 years, expected volatility of 100%, risk free interest rate of 0.82%, and expected dividend yield of 0%. The value on the grant date of the options was $152,067 and the option expense for December 31, 2014 and 2013 was determined to be $124,987 and $0. As of December 31, 2013, no options have been exercised from this tranche of options.

On July 29, 2013, the Company issued 350,000 options, which vest 50% on July 29, 2014 and 50% on July 29, 2015, have an exercise price of $0.35 and expire on July 29, 2018. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.67 years, expected volatility of 100%, risk free interest rate of 0.82%, and expected dividend yield of 0%. The value on the grant date of the options was $72,311 and the option expense for December 31, 2014 and 2013 was determined to be $15,354 and $0. As of December 31, 2013, no options have been exercised from this tranche of options.

On August 20, 2013, the Company issued 300,000 options, which vest 50% in February 2014 and 50% in August 2014, have an exercise price of $0.40 and $0.50 and expire on August 20, 2018. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.88 years, expected volatility of 100%, risk free interest rate of 0.82%, and expected dividend yield of 0%. The value on the grant date of the options was $67,928 and the option expense for December 31, 2014 and 2013 was determined to be $24,752 and $0. As of December 31, 2013, no options have been exercised from this tranche of options.

On August 20, 2013, the Company issued 700,000 options, which vest 50% immediately and 12.5% every 90 days thereafter, and have an exercise price of $0.50. Out of the 700,000 options, 100,000 expire on August 20, 2016 and the other 600,000 expire on August 20, 2018. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.75 years for the options expiring in 2016 and expected term of 2.88 years for the options expiring in 2018, expected volatility of 100%, risk free interest rate of 0.82%, and expected dividend yield of 0%. The value on the grant date of the options was $147,441 and the option expense for December 31, 2014 and 2013 was determined to be $100,583 and $0. As of December 31, 2013, no options have been exercised from this tranche of options and 120,000 have been forfeited.

On December 13, 2013, the Company issued 100,000 options, which vest 50% immediately and 12.5% every 90 days thereafter, have an exercise price of $0.50 and expire on December 13, 2018. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.42 years, expected volatility of 100%, risk free interest rate of 0.82%, and expected dividend yield of 0%. The value on the grant date of the options was $11,180 and the option expense for December 31, 2014 and 2013 was determined to be $5,590 and $0. As of December 31, 2013, no options have been exercised from this tranche of options.

On January 27, 2014, the Company issued 1,500,000 options, which vest 33.3% immediately and 33.3% every year thereafter based on meeting performance goals, and have an exercise price of $0.40, and expire on January 27, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.33 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.61%, and expected dividend yield of 0%. The value on the grant date of the options was $303,562 and the option expense for December 31, 2014 and 2013 was determined to be $143,726 and $0. As of December 31, 2014, no options have been exercised from this tranche of options. Pursuant to Mr. Arena’s Separation and Release Agreement, 500,000 options were forfeited. Another 250,000 may become vested but are subject to clawback by the Company if certain conditions are not met.

On February 17, 2014, the Company issued 55,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.305, and expire on February 17, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.26 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.58%, and expected dividend yield of 0%. The value on the grant date of the options was $10,556 and the option expense for December 31, 2014 and 2013 was determined to be $6,117 and $0. As of December 31, 2014, all 55,000 options have been forfeited from this tranche of options.

On March 3, 2014, the Company issued 250,000 options, which vest 20% immediately and 20% every 90 days thereafter, have an exercise price of $0.40, and expire on March 4, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.75 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.54%, and expected dividend yield of 0%. The value on the grant date of the options was $36,935 and the option expense for December 31, 2014 and 2013 was determined to be $26,954 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On March 24, 2014, the Company issued 200,000 options which vest 100% immediately, have an exercise price of $0.45. and expire on March 24, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.50 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.76%, and expected dividend yield of 0%. The value on the grant date of the options was $52,216 and the option expense for December 31, 2014 and 2013 was determined to be $52,216 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On March 24, 2014, the Company issued 800,000 options, options vest 50% after one year and 2.08% every month thereafter, have an exercise price of $0.45, and expire on March 24, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.26 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.76%, and expected dividend yield of 0%. The value on the grant date of the options was $231,767 and the option expense for December 31, 2014 and 2013 was determined to be $119,321 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On March 24, 2014, the Company issued 1,522,100 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.45, and expire on March 24, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.26 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.76%, and expected dividend yield of 0%. The value on the grant date of the options was $440,965 and the option expense for December 31, 2014 and 2013 was determined to be $227,017 and $0. As of December 31, 2014, no options have been exercised from this tranche of options and 120,000 have been forfeited.

On June 2, 2014, the Company issued 100,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.325, and expire on June 2, 2019. The options were valued using the Black-Scholes pricing model.

Significant assumptions used in the valuation include expected term of 3.26 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 0.83%, and expected dividend yield of 0%. The value on the grant date of the options was $20,336 and the option expense for December 31, 2014 and 2013 was determined to be $7,832 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On June 9, 2014, the Company issued 75,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.33, and expire on June 9, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.26 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 0.88%, and expected dividend yield of 0%. The value on the grant date of the options was $15,498 and the option expense for December 31, 2014 and 2013 was determined to be $5,768 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On June 11, 2014, the Company issued 250,000 options, which vest 20% immediately and 20% every 90 days thereafter, have an exercise price of $0.35, and expire on June 11, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.75 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 0.88%, and expected dividend yield of 0%. The value on the grant date of the options was $42,470 and the option expense for December 31, 2014 and 2013 was determined to be $23,519 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On June 14, 2014, the Company issued 150,000 options, which vest 33.33% immediately and 16.66% every 90 days thereafter, have an exercise price of $0.35, and expire on June 17, 2017. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.71 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 0.91%, and expected dividend yield of 0%. The value on the grant date of the options was $26,360 and the option expense for December 31, 2014 and 2013 was determined to be $17,574 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On July 1, 2014, the Company issued 225,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.33, and expire on July 1, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.26 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.66%, and expected dividend yield of 0%. The value on the grant date of the options was $46,962 and the option expense for December 31, 2014 and 2013 was determined to be $15,697 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On July 1, 2014, the Company issued 37,500 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.35, and expire on July 1, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.26 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.66%, and expected dividend yield of 0%. The value on the grant date of the options was $7,827 and the option expense for December 31, 2014 and 2013 was determined to be $2,616 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On July 21, 2014, the Company issued 22,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.91, and expire on July 21, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.26 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.70%, and expected dividend yield of 0%. The value on the grant date of the options was $12,882 and the option expense for December 31, 2014 and 2013 was determined to be $3,835 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On July 22, 2014, the Company issued 250,000 options, which vest 20% immediately and 20% every 90 days thereafter, have an exercise price of $0.65, and expire on June 11, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.75 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.68%, and expected dividend yield of 0%. The value on the grant date of the options was $97,876 and the option expense for December 31, 2014 and 2013 was determined to be $54,328 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On July 23, 2014, the Company issued 125,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $1.07, and expire on July 23, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.26 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.67%, and expected dividend yield of 0%. The value on the grant date of the options was $80,905 and the option expense for December 31, 2014 and 2013 was determined to be $23,791 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On July 28, 2014, the Company issued 75,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $1.03, and expire on July 28, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.26 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.73%, and expected dividend yield of 0%. The value on the grant date of the options was $42,981 and the option expense for December 31, 2014 and 2013 was determined to be $12,247 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On August 18, 2014, the Company issued 60,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.65, and expire on August 18, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.26 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.58%, and expected dividend yield of 0%. The value on the grant date of the options was $25,067 and the option expense for December 31, 2014 and 2013 was determined to be $6,181 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On September 3, 2014, the Company issued 130,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.70, and expire on September 3, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.26 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.69%, and expected dividend yield of 0%. The value on the grant date of the options was $58.548 and the option expense for December 31, 2014 and 2013 was determined to be $12,832 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On September 5, 2014, the Company issued 150,000 options, which vest 33.33% immediately and 16.66% every 90 days thereafter, have an exercise price of $0.65, and expire on September 5, 2017. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.75 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.70%, and expected dividend yield of 0%. The value on the grant date of the options was $58,736 and the option expense for December 31, 2014 and 2013 was determined to be $32,131 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On September 5, 2014, the Company issued 1,070,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.79, and expire on September 5, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.26 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.70%, and expected dividend yield of 0%. The value on the grant date of the options was $535,090 and the option expense for December 31, 2014 and 2013 was determined to be $114,348 and $0. As of December 31, 2014, no options have been exercised from this tranche of options and 100,000 have been forfeited.

On September 8, 2014, the Company issued 25,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.775, expire on September 8, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.26 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.72%, and expected dividend yield of 0%. The value on the grant date of the options was $11,750 and the option expense for December 31, 2014 and 2013 was determined to be $2,447 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On September 12, 2014, the Company issued 25,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.78, and expire on September 12, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.26 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.83%, and expected dividend yield of 0%. The value on the grant date of the options was $11,945 and the option expense for December 31, 2014 and 2013 was determined to be $2,400 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On October 3, 2014, the Company issued 300,000 options, which vest 33.33% immediately and 16.66% every 90 days thereafter, have an exercise price of $0.60, and expire on October 3, 2017. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.63 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.83%, and expected dividend yield of 0%. The value on the grant date of the options was $107,139 and the option expense for December 31, 2014 and 2013 was determined to be $66,632 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On October 16, 2014, the Company issued 37,500 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.65, and expire on October 16, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.26 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.83%, and expected dividend yield of 0%. The value on the grant date of the options was $14,934 and the option expense for December 31, 2014 and 2013 was determined to be $2,073 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

On October 20, 2014, the Company issued 115,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.61, and expire on October 20, 2019. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.26 years for the options expiring in 2019, expected volatility of 100%, risk free interest rate of 1.83%, and expected dividend yield of 0%. The value on the grant date of the options was $45,694 and the option expense for December 31, 2014 and 2013 was determined to be $6,009 and $0. As of December 31, 2014, no options have been exercised from this tranche of options.

	Number of	Wtd Avg.
	Shares	Exercise Price
Outstanding at December 31, 2012	2,820,000	$0.25

Granted	1,850,000	0.57
Exercised	184,750	0.25

Outstanding at December 31, 2013	4,485,250	0.38

Granted	7,549,100	$0..52
Exercised	205,000	0.34
Forfeited	395,000	0.50

Outstanding at December 31, 2014	11,434,350	$0.47

As of December 31, 2014 and 2013, the outstanding options had a weighted average remaining term and intrinsic value of 4.30 and 3.96 years and $283,408 and $99,070, respectively.

Outstanding and Exercisable Options - 2014

Average Exercise Price	Number of Shares	Remaining Average Contractual Life (in years)	Exercise Price times number of Shares	Weighted Average Exercise Price	Intrinsic Value
$0.40	5,635,250	3.79	$2,246,313	$0.47	$460,941

Outstanding and Exercisable Options - 2013

Average Exercise Price	Number of Shares	Remaining Average Contractual Life (in years)	Exercise Price times number of Shares	Weighted Average Exercise Price	Intrinsic Value
$0.25	4,485,250	3.96	$1,716,313	$0.38	$99,070

The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.42 through 3.26 years, expected volatility of 100% through 250%, date of issue risk free interest rates of 0.39% to 1.83% and expected dividend yield of 0%. The expensed amount for options for the years ended December 31, 2014 and 2013 was determined to be $1,445,993 and $648,387, respectively.

NOTE 12: WARRANTS

On March 19, 2013, the Company’s board of directors approved the issuance of warrants to James Crawford, Nathaniel Bradley and Sean Bradley to purchase up to 464,593, 1,696,155 and 1,491,924, respectively, shares of the Company’s common stock in consideration for the release of an aggregate of $913,168 due to the issues. The warrants have an issuance date of March 19, 2013, expire on March 19, 2018, have a strike price of $0.25 per share, and vest in 1/3 increments on the annual anniversaries of the issuance. The warrants to purchase up to an aggregate of 3,652,672 shares of common stock were valued at $913,168, which is the same amount as the related party payables forgiven.

On May 10, 2013, the Company’s board of directors approved the issuance of a warrant to a third party to purchase up to 41,872 shares of the Company’s common stock in settlement of accounts payable. The warrant expires on May 10, 2018, has a strike price of $1.22 per share, and was vested upon grant. The warrant was valued at $51,000, which is the same amount as the accounts payable forgiven.

On June 30, 2013, the Company’s board of directors approved the issuance of warrants to James Crawford, Nathaniel Bradley and Sean Bradley to purchase up to 38,333, 32,500 and 28,333, respectively, shares of the Company’s common stock in consideration for the release of an aggregate of $38,333 due to the issues. The warrants have an issuance date of June 30, 2013, expire on June 30, 2016, have a strike price of $0.50 per share, and were vested upon grant. The warrants to purchase up to 99,166 an aggregate of shares of common stock were valued at $38,333, which is the same amount as the related party payables forgiven.

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

On September 30, 2013, the Company’s board of directors approved the issuance of warrants to James Crawford, Nathaniel Bradley, Sean Bradley and Ted O’Donnell to purchase up to 95,394, 103,128, 67,033, and 28,360, respectively, shares of the Company’s common stock in consideration for the release of an aggregate of $71,250 due to the issues. The warrants have an issuance date of September 30, 2013, expire on September 30, 2016, have a strike price of $0.39 per share, and were vested upon grant. The warrants to purchase up to 293,915 an aggregate of shares of common stock were valued at $71,250, which is the same amount as the related party payables forgiven.

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

During the year ended December 31, 2013, a related party converted $199,000 of related party loan and $25,000 acrued salary 746,667 of the Company common stock along with warrant  to purchase 746,677 shares of the Company’s common stock. The warrant shall vest immediately with s strike price of $0.4 and expire in 2018.

On January 27, 2014, the Company issued 250,000 warrants which vest immediately and have an exercise price of $0.40 and expire on January 27, 2019. The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.5 years, expected volatility of 100%, risk free interest rate of 1.61%, and expected dividend yield of 0%. The value on the grant date of the warrants was $44,370 and the expense for December 31, 2014 and 2013 was determined to be $44,370 and $0. As of December 31, 2014, no warrants have been exercised from this tranche of warrants.

On January 30, 2014, the Company sold 666,667 units as a part of a private placement to a group of accredited investors, with each unit consisting of one share of the Company’s common stock and a three-year warrant to purchase one share of the Company’s common stock.  The warrants included in the units have an exercise price of $0.40 per share and a value upon grant of $113,228. Additionally, 53,334 placement warrants with a value of $9,058 were granted. The Company received net cash of $181,537 from the sale of units.

On February 3, 2014, the Company’s board of directors approved the issuance of a warrant to a third party to purchase up to 44,307 shares of the Company’s common stock in settlement of accounts payable. The warrant expires on February 3, 2019, has a strike price of $0.40 per share, and was vested upon grant. The warrant was valued at $8,186. The same amount of shares were granted as shares received for the accounts payable forgiven.

On March 24, 2014, the Company issued 1,000,000 warrants and have an exercise price of $0.40 and expire on March 24, 2019. For every $10 of sales generated or referred 1 warrant will be issued. As of December 31, 2014, the Company estimates that 100,000 warrants will be issued. The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.5 years, expected volatility of 100%, risk free interest rate of 1.76%, and expected dividend yield of 0%. The value on the grant date of the warrants was $321,746 and the expense for December 31, 2014 and 2013 was determined to be $0. During 2014, the Company did not generate any sales from the warrant recipient. As of December 31, 2013, no warrants have been exercised from this tranche of warrants.

On June 30, 2014, the Company sold an aggregate of 2,766,667 units to three accredited investors for gross proceeds of $830,000 in the Third Private Placement.  The units in the Third Private Placement consisted of 2,766,667 shares of the Company’s common stock and warrants to purchase an additional 2,766,667 shares of the Company’s common stock, as well as 168,000 placement agent warrants.  The warrants in the Third Private Placement have a term of five years, an exercise price of $0.40 per share and a fair value determined to be $503,884. The fair value of the placement agent warrants was determined to be $26,964.

On June 30, 2014, the Company issued five-year fully-vested warrants to purchase 100,000 shares of common stock with an exercise price of $0.35 per share for payment for services. The fair value on the grant date of the warrants was $13,202 and was expensed during the year ended December 31, 2014. As of June 30, 2014, these warrants have not been exercised.

On July 17, 2014, the Company issued five-year warrants to purchase 25,000 shares of common stock that vest over twelve months and have an exercise price of $0.85 per share for payment for services. The value on the grant date of the warrants was $12,426 and the expense for December 31, 2014 and 2013 was determined to be $5,617 and $0.

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

On August 25, 2014, the Company issued 500,000 warrants and have an exercise price of $0.65 and expire on August 25, 2019. For every $10 of sales generated or referred 1 warrant will be issued. As of December 31, 2014, the Company estimates that 100,000 warrants will be issued. The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3 years, expected volatility of 100%, risk free interest rate of 1.63%, and expected dividend yield of 0%. The value on the grant date of the warrants was $198,374 and the expense for December 31, 2014 and 2013 was determined to be $0. During 2014, the Company did not generate any sales from the warrant recipient. As of December 31, 2013, no warrants have been exercised from this tranche of warrants.

On August 27, 2014, the Company issued three-year fully vested warrants to purchase 15,000 shares of common stock with an exercise price of $0.65 per share for payment for services. The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.5 years, expected volatility of 100%, risk free interest rate of 1.63%, and expected dividend yield of 0%. The value on the grant date of the warrants was $5,531 and the expense for December 31, 2014 and 2013 was determined to be $5,531 and $0.

On August 29, 2014, the Company issued three-year fully vested warrants to purchase 53,036 shares of common stock with an exercise price of $0.70 per share for the settlement of accrued payroll of $21,514. The fair value on the grant date of the warrants was $21,514.

On September 5, 2014, the Company issued five-year warrants to purchase 500,000 shares of common stock that vest over three years and have an exercise price of $0.79 per share for payment for services. The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.26 years, expected volatility of 100%, risk free interest rate of 1.63%, and expected dividend yield of 0%. The fair value on the grant date of the warrants was $253,999 and the expense for December 31, 2014 and 2013 was determined to be $54,279 and $0.

On September 17, 2014, the Company issued 223,881 warrants and have an exercise price of $0.67 and expire on September 17, 2019. For every $10 of sales generated or referred 1 warrant will be issued. As of December 31, 2014, the Company estimates that 223,881 warrants will be issued. The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.5 years, expected volatility of 100%, risk free interest rate of 1.76%, and expected dividend yield of 0%. The value on the grant date of the warrants was $37,120. During 2014, the Company did not generate any sales from the warrant recipient. As of December 31, 2014, no warrants have been exercised from this tranche of warrants.

On September 30, 2014, the Company sold an aggregate of 700,000 units to two accredited investors for gross proceeds of $350,000 in the Fourth Private Placement.  The units in the Fourth Private Placement consisted of 700,000 shares of the Company’s common stock and warrants to purchase an additional 175,000 shares of the Company’s common stock.  The warrants in the Third Private Placement have a term of five years, an exercise price of $0.60 per share and a fair value determined to be $47,260.

On December 31, 2014, the Company sold an aggregate of 6,687,500 units to ten accredited investors for gross proceeds of $2,675,000, net of fees of $123,000 for $2,552,000 net proceeds  in the Fifth Private Placement.  The units in the Fifth Private Placement consisted of 6,687,500 shares of the Company’s common stock and warrants to purchase an additional 2,507,813 shares of the Company’s common stock, as well as 307,500 placement agent warrants.  The warrants in the Fifth Private Placement and placement warrants have a term of five years, an exercise price of $0.60 per share and a fair value determined to be $519,507 and $63,700 respectively.

On December 31, 2014, the Company issued 150,000 warrants which vest 50% immediately and 25% every six months thereafter and have an exercise price of $0.50 and expire on December 31, 2019. The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.75 years, expected volatility of 100%, risk free interest rate of 1.76%, and expected dividend yield of 0%. The value on the grant date of the warrants was $993 and the expense for December 31, 2014 and 2013 was determined to be $331 and $0. As of December 31, 2014, no warrants have been exercised from this tranche of warrants.

Below is a table summarizing the Company’s outstanding warrants as of December 31, 2013 and December 31, 2014:

	Number of Shares	Wtd Avg. Exercise Price	Wtd Avg. Remaining Term	Intrinsic Value
Outstanding at December 31, 2012	—	—	—	—

Granted	18,770,591.35		4.62	$416,000

Outstanding at December 31, 2013	18,770,591	0.35	4.62	$416,000

Granted	9,506,205	0.51
Exercised	11,748,807	0.36

Outstanding at December 31, 2014	16,527,989	0.46	3.69	$309,821

The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.5 to 5.0 years, expected volatility of 100% to 250%, risk free interest rate of 0.39% to 1.83%, and expected dividend yield of 0%.

For the years ended December 31, 2014 and 2013, the Company has incurred warrants based expense of $131,517 and $430,138.

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

On January 27, 2014, the Company granted Paul Arena up to an aggregate of 3,000,000 PSUs over a three-year period.  Each PSU represents the right to receive one share of the Company’s common stock.  The number of PSUs for a performance period will be determined by the level of achievement of performance goals in accordance with the terms and provisions of the Performance Share Unit Agreement. The Company estimates that 100% of the PSUs or 3,000,000 incentive shares will be issued. The closing stock price on the date of the agreements on January 27, 2014 was $0.33. On March 5, 2015, the Company and Mr. Arena entered into a Separation and Release Agreement.  Included in that Agreement was the issuance of 500,000 restricted common shares in lieu of the 3,000,000 PSUs.

On September 5, 2014, the Company granted to other employees up to an aggregate of 400,000 PSUs over a one-year period.  Each PSU represents the right to receive one share of the Company’s common stock.  The number of PSUs for a performance period will be determined by the level of achievement of performance goals in accordance with the terms and provisions of the Performance Share Unit Agreement. The Company estimates that 100% of the PSUs or 400,000 incentive shares will be issued. The closing stock price on the date of the agreements on September 30, 2014 was $0.78. Total PSUs expense of $312,000 was amortized in 2014.

On September 30, 2014, the Company granted to other employees up to an aggregate of 100,000 PSUs over a one-year period.  Each PSU represents the right to receive one share of the Company’s common stock.  The number of PSUs for a performance period will be determined by the level of achievement of performance goals in accordance with the terms and provisions of the Performance Share Unit Agreement. The Company estimates that 100% of the PSUs or 100,000 incentive shares will be issued. The closing stock price on the date of the agreements on September 5, 2014 was $0.50. Total PSUs expense of $50,000 was amortized in 2014.

For the years ended December 31, 2014 and 2013, the Company has incurred performance share unit based expense of $266,500 and $112,603, respectively, and has additional expense to be amortized of $432,897 and $337,397, respectively, through the first quarter of 2017.

NOTE 14:  MERGER OF AUDIOEYE, INC. AND AUDIOEYE ACQUISITION CORPORATION

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

Assets
Cash	$4,593
Intangible Assets	3,551,814
Goodwill	700,528
Total Assets	$4,256,935

Liabilities
Accounts payable and accrued expenses	$117,162

Net Assets	$4,139,773

NOTE 15: CONCENTRATIONS

During the year ended December 31, 2014, the Company had two customers that each comprised approximately 77% and 10% of total revenues, respectively.  During the year ended December 31, 2013, the Company had two customers that each comprised approximately 71% and 10% of total revenues, respectively.

NOTE 16: SUBSEQUENT EVENTS

On January 5, 2015, the Company issued 37,500 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.43, and expire on January 5, 2020.

On January 9, 2015, the Company issued 100,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.40, and expire on January 9, 2020.

On January 15, 2015, the Company sold an additional 812,500 units under the December 2014 Private Placement to one institutional investor for gross proceeds of $325,000 with no commission payable. Each unit in the December 2014 Private Placement consisted of one share of the Company’s common stock and warrants to purchase ¼ of a share for every common share purchased.  The warrants have a term of five years and an exercise price of $0.60 per share.

On January 29, 2015, the Company granted three-year warrants to purchase up to 150,000 shares of common stock at an exercise price of $0.40 per share.

On February 2, 2015, the Company issued 17,500 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.59, and expire on February 2, 2020.

On February 23, 2015, the Company issued 35,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.50, and expire on February 23, 2020.

On March 5, 2015, Paul Arena resigned as Chairman of the Board of Directors and Executive Chairman and was designated by AIM Group, Inc. as a consultant to the Company for the term of one year. The consulting agreement includes a fee of $425,000, which is offset by prior payments of $158,000 for a net amount of $267,000. In a separation agreement executed on March 5, 2015, the Company agreed to pay COBRA for Mr. Arena for a period of eighteen months. Mr. Arena also agreed to assume all obligations under an existing apartment lease in New York City under the remainder of the lease term and return $48,000 security deposit paid by the company, $6,250 or half of the final month’s rent of $12,500 and receive a 1099 not to exceed $20,000 representing the fair value of furniture in the apartment. In regard to the option agreement of 1,500,000 warrants dated January 27, 2014, the Company and Mr. Arena agree the 500,000 warrants are vested, 500,000 are subject to mutually agreed upon provisions and 500,000 warrants are forfeited. On March 5, 2015, the Company and Mr. Arena agree to the issuance of 500,000 restricted common shares in lieu of an issuances related to the January 27, 2014 issuance of 3,000,000 PSUs. The agreement calls for the immediate release for 250,000 common shares, or 50% and up to 250,000 common shares or 50% be held in escrow until April 1, 2016 or until the Company’s 2015 audited financials are final. The restricted common stock shall be subject to a Lock-up/Leak-out agreement.

On March 5, 2015, the Company issued 150,000 options, which vest 33.33% immediately and 16.66% every 90 days thereafter, have an exercise price of $0.40, and expire on March 5, 2018.

On March 6, 2015, Dr. Carr Bettis was appointed Chairman of the Board of Directors and Executive Chairman.

On March 12, 2015, the Company issued 1,981,550 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.44, and expire on March 12, 2020.

On March 16, 2015, the Company issued 47,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.47, and expire on March 16, 2020.

On March 29, 2015, Edward O’Donnell resigned from his position as the Company’s Chief Financial Officer.

Effective March 29, 2015, the Company appointed Donald Weinstein as Chief Financial Officer, who will fulfill the role pursuant to an Interim Services Agreement as of March 29, 2015 between the Company and Randstad Professionals US, LP, d/b/a Tatum (“Tatum”) (the “Services Agreement”).  The Services Agreement may be terminated by either party at any time for any reason upon notice to the other party; provided, however, the parties will endeavor to provide as much notice as possible prior to termination (preferably two business weeks).  Under the Services Agreement, the Company will pay Tatum a fee of $250 per hour for Mr. Weinstein’s services.

Effective April 24, 2015, Nathaniel Bradley resigned as Chief Executive Officer and President of the Company.  Effective with his resignation as Chief Executive Officer and President, the Company’s board of directors appointed Mr. Bradley to serve as Founder and Chief Innovation Officer as well as Treasurer of the Company. Effective May 1, 2015, Mr. Bradley agreed to reduce his annual base salary to $125,000.

Effective April 24, 2015, the Company’s board of directors appointed Sean Bradley to serve as President of the Company as well as continuing as Chief Technology Officer and Secretary. Effective May 1, 2015, Mr. Bradley agreed to reduce his annual base salary to $150,000.

Effective April 24, 2015, James Crawford resigned as Chief Operating Officer and Treasurer of the Company.

Also on April 24, 2015, the Company and Crawdad, LLC. (“Crawdad”), a limited liability company wholly owned by Mr. Crawford, entered into a Consulting Agreement pursuant to which Crawdad, through Mr. Crawford, is to provide certain consulting services to the Company for a period of 12 months for a consulting fee of $5,000 per month.

Commencing on May 1, 2015, the Company sold an aggregate of 175,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) to 12 accredited investors at a purchase price of $10.00 per share (the “Purchase Price”) for proceeds of $1,750,000 in a private placement.  Each share of the Preferred Stock may be converted into shares of common stock of the Company by dividing the Purchase Price plus any accumulated dividends with respect to such share by an initial conversion price of $0.1754 (subject to adjustment for stock splits, stock dividends and similar actions).  The Company may redeem the Preferred Stock at any time for an amount equal to $12.50 plus accumulated dividends.  The Preferred Stock will bear a dividend of 5% of the purchase price when, as and if declared by the Board of Directors of the Company.

On May 18, 2015, the Company filed amended quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 31, 2014  to reflect the restatement of the Company’s financial statements for the restated periods and the change in management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting.

On June 2, 2015, the Company issued 150,000 options, which vest 33.33% immediately and 16.66% every 3 months thereafter, have an exercise price of $0.1625, and expire on June 2, 2018.

On June 2, 2015, the Company granted 1,250,000 shares of common stock and five-year warrants to purchase up to 2,000,000 shares of common stock at an exercise price of $0.16 per share.

On June 2, 2015, the Company granted 800,000 shares of common stock and five-year warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.16 per share.

On June 15, 2015, the Company issued 500,000 options, which vest 50% immediately, 25% after one year and 1.04% every month thereafter, have an exercise price of $0.15, and expire on June 15, 2020.

On July 1, 2015, the Company entered into an Executive Employment Agreement with Carr Bettis pursuant to which Dr. Bettis was employed as our Executive Chairman/Chairman of the Board.  The term of the Executive Employment Agreement is one year commencing July 1, 2015, terminable at will by either us or Dr. Bettis and subject to extension upon mutual agreement.  He is to receive a base annual salary of $175,000 during the employment period, paid at the end of every calendar quarter in the form of options to purchase shares of our common stock.  The number of options to be issued for each quarterly period will be determined by means of a Black Scholes valuation whereby the number of options issued would have a value at the time of issuance equal to the dollar value of Dr. Bettis’ base salary for each calendar quarter.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Dr. Bettis is also entitled to equity awards under our incentive compensation plans.

In addition, during the six months ended June 30, 2015, the Company issued 532,960 common shares for services under consulting and referral agreements and 109,855 common shares in connection with a warrant exercise for total proceeds of $43,942.