Form 10-Q
period 2015-03-31
AUDIOEYE INC
filed 2015-07-17
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of July 15, 2015, 81,517,530 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of March 31, 2015 and 2014 and for the three month period ended March 31, 2015 and 2014 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$760,277	$1,672,901
Accounts receivable, net	23,918	261,676
Related party receivables	10,000	10,000
Marketable securities held in related party	13,800	13,800
Non-marketable securities held in related party	50,000	50,000
Subscription receivable	—	1,175,000
Prepaid expenses and other current assets	139,399	90,688
Total Current Assets	997,394	3,274,065

Property and equipment, net	568	651
Intangible assets, net	2,993,083	3,097,293
Goodwill	700,528	700,528
Total Assets	$4,691,573	$7,072,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$505,726	$779,891
Billings in excess of costs	32,500	123,908
Notes and loans payable-current	24,000	24,000
Related party payables	—	228,983
Total Current Liabilities	562,226	1,156,782

Long Term Liabilities
Notes and loans payable-long term	43,800	51,800
Total Long Term Liabilities	43,800	51,800
Total Liabilities	606,026	1,208,582

STOCKHOLDERS’ EQUITY
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, none issued and outstanding, as of March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 79,467,530 and 77,817,861 issued and outstanding, as of March 31, 2015 and December 31, 2014, respectively	794	778
Treasury stock	(623,000)	(623,000)
Additional paid in capital	24,759,845	23,516,463
Accumulated deficit	(20,052,092)	(17,030,286)
Total Stockholders’ Equity	4,085,547	5,863,955
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,691,573	$7,072,537

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended
	March 31, 2015	March 31, 2014

Revenue	$101,038	$42,527
Revenue from related party	—	3,125
Total revenues	101,038	45,652

Cost of revenues	462,131	41,153

Gross (loss) profit	(361,093)	4,499

Operating expenses:
Selling and marketing	366,368	270,383
Research and development	142,282	130,624
General and administrative expenses	2,021,226	1,667,600
Amortization and depreciation	133,944	99,273
Total operating expenses	2,663,820	2,167,880

Operating loss	(3,024,913)	(2,163,381)

Other income (expense)

Interest income (expense)	3,107	(6,983)
Total other income (expense)	3,107	(6,983)

Net loss	$(3,021,806)	$(2,170,364)

Net loss per common share - basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding - basic and diluted	78,736,420	54,215,367

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net (loss)	$(3,021,806)	$(2,170,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,944	99,273
Stock, option and warrant expense	559,793	849,148
Common stock issued for services	314,663	—
Amortization of debt discount	—	1,155
Changes in operating assets and liabilities:
Accounts receivable	237,758	(649,841)
Related party receivable	—	(1,125)
Prepaid expenses and other current assets	(48,713)	(49,643)
Accounts payable and accruals	(274,164)	791,153
Billings in excess of costs	(91,408)	11,321
Related party payables	(228,983)	(156,424)
Net cash used in operating activities	(2,418,916)	(1,275,347)

Cash Flows from Investing Activities:
Cash paid for intangible assets	(29,650)	(113,476)
Net cash used in by investing activities	(29,650)	(113,476)

Cash Flows from Financing Activities:
Repayment of note payable	(8,000)	(160,000)
Issuance of common stock for cash	325,000	181,537
Collection of stock subscription receivable	1,175,000	—
Issuance of equity for cash exercise of options and warrants	43,942	13,000
Net cash provided by financing activities	1,535,942	34,537

Net decrease in cash	(912,624)	(1,354,286)
Cash - beginning of period	1,672,901	1,847,004
Cash - end of period	$760,277	$492,718

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$307	$3,658
Income taxes paid	—	—

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (Unaudited)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of AudioEye, Inc. and its wholly-owned subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 10, 2015.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2014 as reported in the Company’s Annual Report on Form 10-K have been omitted.

Corporate Information and Background

AudioEye, Inc. was formed as a Delaware corporation on May 20, 2005. The Company focuses on providing its customers with the most complete and inclusive web accessibility solution available.  The Company’s suite of technologies allows its customers to provide their site visitors with an enhanced web experience.  When implemented, the Company believes its solutions offer businesses the opportunity to reach more customers, improve brand image, and build additional brand loyalty.  In addition, the Company’s solutions provide organizations with the ability to comply with internationally accepted web content accessibility guidelines (WCAG) as well as United States, Canadian and United Kingdom accessibility laws.

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

NOTE 2: RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2015 and 2014, there were revenues earned of $-0- and $3,125, respectively, for services performed for related parties.

The Company holds 60,000 shares in Peartrack Security Systems, formerly Ecologic Transportation, as of March 31, 2015 resulting from the conversion of a $60,000 accounts receivable balance in 2014. In 2014, the Company invested $50,000 in Cannonball Red in return for 97,500 shares held as of March 31, 2015. Both companies are affiliated with related parties.

In summary, as of March 31, 2015 and December 31, 2014  the total balances of related party payables were $0 and $228,983, respectively.

As of March 31, 2015 and December 31, 2014, there were outstanding receivables of $10,000 and $10,000, respectively, for services performed for related parties.

NOTE 3: NOTES PAYABLE

As of March 31, 2015 and December 31, 2014, the Company had current and long term notes payable of $24,000 and $24,000 and $43,800 and $51,800, respectively as shown in the table below.

Notes and loans payable	March 31, 2015	December 31, 2014

Short Term
Maryland TEDCO Note	$24,000	$24,000
Total	$24,000	$24,000
Long Term
Maryland TEDCO Note	$43,800	$51,800
Total	$43,800	$51,800

As of December 31, 2012, the Company had an outstanding loan to a third party in the amount of $74,900, which was originally issued during 2006 as part of an investment agreement.  The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the balance sheet.  The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement (“Release”) with the noteholder.  The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the noteholder in the combined amount of principal and accrued interest owed to date, for a total principal amount of $149,800 (the “Maryland TEDCO Note”).  The Maryland TEDCO Note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011.  As of March 31, 2015 and December 31,  2014 the principal amount owing was $67,800 and $75,800, respectively, of which $24,000 and $24,000, respectively, has been recorded as the current portion of the note, and $43,800 and $51,800, respectively, as the long-term portion of the note, respectively.

NOTE 4: STOCKHOLDERS’ EQUITY

As of March 31, 2015 and December 31, 2014, the Company had 79,467,530 and 77,817,861 shares of common stock issued and outstanding, respectively.

On January 15, 2015, the Company sold an additional 812,500 units under a private placement that had its initial close in December 2014 (the “December 2014 Private Placement”) to one institutional investor for gross proceeds of $325,000 with no commission payable. Each unit in the December 2014 Private Placement consisted of one share of the Company’s common stock and warrants to purchase ¼ of a share for every common share purchased.  The warrants have a term of five years and an exercise price of $0.60 per share.

On March 5, 2015, Paul Arena resigned as Chairman of the Board of Directors and Executive Chairman and was designated by AIM Group, Inc. as a consultant to the Company for the term of one year. On March 5, 2015, the Company and Mr. Arena, pursuant to a Separation and Release Agreement, agreed to the issuance of 500,000 restricted common shares in lieu of the January 27, 2014 issuance of 3,000,000 Performance Share Units. The agreement calls for the immediate release of 250,000 common shares, or 50%, and up to 250,000 common shares, or 50%, be held in escrow until April 1, 2016 or until the Company’s 2015 audited financials are final. The 250,000 shares earned during the three months ended March 31, 2015 were valued and expensed at $117,500. The remaining 250,000 shares are not expected to be earned.

From January 1, 2015 through March 31, 2015, the Company also issued 109,899 shares of common stock pursuant to exercise of warrants for total proceeds of $43,942. The Company also issued 477,314 additional shares of common stock for services provided for a total expense of $197,163.

NOTE 5: OPTIONS

As of March 31, 2015 and December 31, 2014, the Company has granted options to purchase 13,302,900 and 11,434,350 shares of common stock, respectively.

	Number of Options	Wtd Avg. Exercise Price	Wtd Avg. Remaining Term	Exercisable	Intrinsic Value of Exercisable Options
Outstanding at December 31, 2014	11,434,350	$0.47	3.79	5,635,250	$460,941

Granted	2,368,550	0.44	4,81		—
Forfeited	500,000	0.40	3.83		—

Outstanding at March 31, 2015	13,302,900	$0.47	3.75	7,061,300	$446,189

The option grants during the three months ended March 31, 2015 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.67 to 3.26 years, expected volatility of 100%, risk free interest rate of 0.76% to 1.83%, and expected dividend yield of 0%.

On January 5, 2015, the Company issued 37,500 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.43, and expire on January 5, 2020. The value on the grant date of the options was $10,357 and the option expense for the three months ended March 31, 2015 was determined to be $1,608.

On January 9, 2015, the Company issued 100,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.40, and expire on January 9, 2020. The value on the grant date of the options was $25,679 and the option expense for the three months ended March 31, 2015 was determined to be $3,799.

On February 2, 2015, the Company issued 17,500 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.59, and expire on February 2, 2020. The value on the grant date of the options was $6,183 and the option expense for the three months ended March 31, 2015 was determined to be $644.

On February 23, 2015, the Company issued 35,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.50, and expire on February 23, 2020. The value on the grant date of the options was $11,246 and the option expense for the three months ended March 31, 2015 was determined to be $739.

On March 5, 2015, the Company issued 150,000 options, which vest 33.33% immediately and 16.66% every 90 days thereafter, have an exercise price of $0.40, and expire on March 5, 2018. The value on the grant date of the options was $44,252 and the option expense for the three months ended March 31, 2015 was determined to be $16,852.

On March 12, 2015, the Company issued 1,981,550 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.44, and expire on March 12, 2020. The value on the grant date of the options was $609,722 and the option expense for the three months ended March 31, 2015 was determined to be $21,159.

On March 16, 2015, the Company issued 47,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.47, and expire on March 16, 2020. The value on the grant date of the options was $15,365 and the option expense for the three months ended March 31, 2015 was determined to be $421.

For the three months ended March 31, 2015, expense amortized for options issued prior to January 1, 2015 was $332,343.

For the three months ended March 31, 2015 and 2014, total stock compensation expense related to the options totaled $377,566 and $306,134, respectively. For the three months ended March 31, 2015 and 2014, stock compensation expense related to the options, warrants and performance stock units totaled $559,793 and $807,356, respectively. The total stock compensation expense related to the options, warrants and performance stock units to be amortized through March 2018 is $2,110,036 as of March 31, 2015.

NOTE 6: WARRANTS

Below is a table summarizing the Company’s outstanding warrants as of March 31, 2015 and December 31, 2014:

	Number of Warrants	Wtd Avg. Exercise Price	Wtd Avg. Remaining Term	Exercisable	Intrinsic Value of Exercisable Warrants
Outstanding at December 31, 2014	16,527,989	$0.46	3.69	12,604,407	$309,821

Exercised	109,855	0.40	—		—
Granted	353,125	0.52	—		—

Outstanding at March 31, 2015	16,771,259	$0.44	3.45	14,071,488	$467,316

The warrant grants during the three months ended March 31, 2015 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.50 to 3.26 years, expected volatility of 100%, risk free interest rate of 0.29% to 1.63%, and expected dividend yield of 0%.

On January 15, 2015, the Company sold an additional 812,500 units under the December 2014 Private Placement to one institutional investor for gross proceeds of $325,000 with no commission payable. Each unit in the December 2014 Private Placement consisted of one share of the Company’s common stock and warrants to purchase ¼ of a share for every common share purchased.  The warrants consisted of warrants to purchase up to 203,125 shares of the Company’s common stock. The warrants have a term of five years and an exercise price of $0.60 per share. The fair value on the grant date of the warrants was $76,629 and the expense for the three months ended March 31, 2015 was determined to be $0. As of March 31, 2015, these warrants have not been exercised.

On January 29, 2015, the Company issued three-year fully-vested warrants to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.40 per share. The fair value on the grant date of the warrants was $61,066 and the expense for the three months ended March 31, 2015 was determined to be $3,393. As of March 31, 2015, these warrants have not been exercised.

For the three months ended March 31, 2015 and 2014, the Company has incurred warrant-based expense of $54,741 and $405,569, respectively. For the three months ended March 31, 2015 and 2014, stock compensation expense related to the options, warrants and performance stock units totaled $559,793 and $807,356, respectively. The total stock compensation expense related to the options, warrants and performance stock units to be amortized through March 2018 is $2,110,036 as of March 31, 2015.

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

On March 5, 2015, Paul Arena resigned as Chairman of the Board of Directors and Executive Chairman and was designated by AIM Group, Inc. as a consultant to the Company for the term of one year. On March 5, 2015, the Company and Mr. Arena, pursuant to a Separation and Release Agreement, agreed to the issuance of 500,000 restricted common shares in lieu of the January 27, 2014 issuance of 3,000,000 PSUs.

Below is a table summarizing the Company’s outstanding performance share units as of March 31, 2015 and December 31, 2014:

			Wtd Avg.
	Number of PSUs	Wtd Avg. Grant Price	Remaining Term
Outstanding at December 31, 2014	4,500,000	$0.40	2.00

Forfeited	3,000,000	0.33	2.67

Outstanding at March 31, 2015	1,500,000	$0.54	1.00

For the three months ended March 31, 2015 and 2014, the Company has incurred performance share unit-based expense of $127,486 and $95,653, respectively. For the three months ended March 31, 2015 and 2014, stock compensation expense related to the options, warrants and performance share units totaled $559,793 and $807,356, respectively. The total stock compensation expense related to the options, warrants and performance share units to be amortized through March 2018 is $2,110,036 as of March 31, 2015.

NOTE 8: INTANGIBLE ASSETS

As of March 31, 2015, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of five or ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Prior to any impairment adjustment, intangible assets consisted of the following:

	March 31,	December 31,
	2015	2014

Patents	$3,611,380	$3,611,380
Software Development Costs	388,125	388,125

Accumulated Amortization	(1,006,422)	(902,212)
Intangible Assets, Net	$2,993,083	$3,097,293

Software development costs and licensing intangible assets both have an estimated useful life of 3 years. Software development costs are incurred during the building of the Company’s Internet platform. Software development costs are subject to annual impairment testing.

Amortization expense totaled $104,210 and $99,273 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 9: FAIR VALUE MEASUREMENTS

The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of  March  31, 2015 and December 31, 2014:

	Fair Value	Fair Value Hierarchy
Marketable securities, March, 31, 2015	$13,800	Level 1
Marketable securities, December 31, 2014	$13,800	Level 1

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

NOTE 10: SUBSEQUENT EVENTS

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

Commencing on May 1, 2015, the Company sold an aggregate of 175,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) to 12 accredited investors at a purchase price of $10.00 per share (the “Purchase Price”) for proceeds of $1,750,000 in a private placement.  Each share of the Preferred Stock may be converted into shares of common stock of the Company by dividing the Purchase Price plus any accumulated dividends with respect to such share by an initial conversion price of $0.1754 (subject to adjustment for stock splits, stock dividends and similar actions).  The Company may redeem the Preferred Stock at any time for a per share amount equal to $12.50 plus accumulated dividends.  The Preferred Stock will bear a dividend of 5% of the purchase price when, as and if declared by the Board of Directors of the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A, should be read in conjunction with our consolidated financial statements and related noes in Part I, Item 1 of this report.

As used in this quarterly report, the terms “we,” “us,” “our” and similar references refer to AudioEye, Inc. and our wholly-owned subsidiary, unless otherwise indicated.

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2014. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Overview

AudioEye, Inc. was formed as a Delaware corporation on May 20, 2005. The Company focuses on providing its customers with the most complete and inclusive web accessibility solution available.  The Company’s suite of technologies allows its customers to provide their site visitors with an enhanced web experience.  When implemented, the Company believes its solutions offer businesses the opportunity to reach more customers, improve brand image, and build additional brand loyalty.  In addition, the Company’s solutions provide organizations with the ability to comply with internationally accepted web content accessibility guidelines (WCAG) as well as Unted States, Canadian and United Kingdom accessibility laws.

The Company generates revenues through the sale of our software as a service (SaaS) technology platform, called the AudioEye Ally Platform, to website owners, publishers, developers, and operators and through the licensing of our intellectual property. When adopting the Company’s technology, clients implement the Ally+ Toolbar into their website.  The Ally+ Toolbar helps an organization put a face on the issue of web accessibility. It provides site visitors with access to a dedicated web accessibility Help Desk, WCAG-compliant and enhanced accessibility for individuals utilizing their own assistive technologies, as well as the optional Reader in the cloud.

Whether a user has a vision impairment, hearing impairment, color blindness, is learning to read, or simply wants to hear the website read to them, the Company’s Reader is a fully scalable, cloud-based technology that utilizes patented architecture to deliver a fully accessible audio-enabled user experience that can be navigated, utilized, interacted with, and transacted from, without the use of a monitor or mouse.. Using the Reader, site visitors can customize their user experience by listening to the website, using their keyboard to navigate, enlarging text, changing background and foreground colors, clicking to listen, among several other customizations.

For organizations that do not want a managed SaaS solution and prefer to achieve WCAG 2.0 Level AA compliance on their own, the Company’s cloud-based Developer Portal provides them with a comprehensive single-source solution for tracking & maintaining a compliance audit of their web environments.  The self-service solution allows client developers to detect compliance issues and fix those issues through the implementation of the AudioEye JavaScript library in the client’s front-end web environment.  The system is also able to automatically fix specific compliance issues, vastly reducing the number of outstanding issues that require manual remediation, inherently reducing cost and time to market. The same Software-as-a-Service (SaaS) Developer Portal is utilized by the Company’s developers when servicing the Company’s clients through its Ally+ managed service offering.

The Company provides its customers with detailed remediation (compliance fix) statistics and analytics that demonstrate Reader usage.  Organizations are thereby provided insight into the different ways in which site visitors are engaging with their website from a web accessibility perspective.

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

Our Annual Report filed on Form 10-K for the year ended December 31, 2014 provides additional information about our business and operations.

Results of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

Results of Operations

	Three Months Ended March 31,
	2015	2014
Revenue	$101,038	$42,527
Revenue from related party	––	3,125
Total revenues	101,038	45,652
Cost of sales	462,131	41,153
Gross profit (loss)	(361,093)	4,499
Operating expenses:
Selling & marketing	366,368	270,383
Research & development	142,282	130,624
General and administrative expenses	2,021,226	1,667,600
Amortization & depreciation	133,944	99,273
Operating (loss)	(3,024,913)	(2,163,381)

Interest income/(expense)	3,107	(6,983)

Net (loss)	$(3,021,806)	$(2,170,364)
Net (loss) per weighted average common shares outstanding — basic and diluted	$(0.04)	$(0.04)

Revenue

For the three months ended March 31, 2015 and 2014, revenue was $101,038 and $42,527, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues increased due to increased demand for our services. Additionally, for the three months ended March 31, 2015 and 2014, revenue from related party was $-0- and $3,125, respectively, consisting primarily of revenue from various levels of website design and maintenance.

Cost of Sales

For the three months ended March 31, 2015 and 2014, cost of sales was $462,131 and $41,153, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit/(Loss)

The increase in revenue was offset by the greater increase in our implementation costs resulted in a gross loss of $361,093 during the three months ended March 31, 2015 as compared to a gross profit of $4,499 for the three months ended March 31, 2014. Gross profit declined as a result of decreasing sales combined with higher costs of sales.

Selling and Marketing Expenses

Selling and marketing expenses were $366,368 and $270,383 for the three months ended March 31, 2015 and 2014, respectively.  The increase resulted from the establishment of dedicated resources to actively sell and market our products and services.

Research and Development Expenses

Research and development expenses were $142,282 and $130,624 for three months ended March 31, 2015 and 2014, respectively. Research and development expenses were fairly consistent from period to period and reflect the establishment of a dedicated internal research group.

General and Administrative Expenses

General and administrative expenses were $2,021,226 and $1,667,600 for the three months ended March 31, 2015 and 2014, respectively. General and administrative expenses increased as a result of increases in new employees and the associated benefits costs as well as increased stock option and warrant expense.

Amortization and Depreciation

Amortization and depreciation expenses were $133,944 and $99,273 for the three months ended March 31, 2015 and 2014, respectively. The increase in expense was primarily related to an increase in intellectual property amortization.

Other Income/Expenses

Other income and expenses were income of $3,107 and charges of $6,983 for the three months ended March 31, 2015 and 2014, respectively.  The resulting change was due to a decrease in interest expense.

Liquidity and Capital Resources

Working Capital

	At March 31,	At December 31,
	2015	2014
Current Assets	$997,394	$3,274,065
Current Liabilities	562,226	1,156,782
Working Capital	$435,168	$2,117,283

The working capital surplus for the periods ended March 31, 2015 and December 31, 2014 was $435,168 and $2,712,981, respectively. The decrease in working capital was primarily due to a decrease in other assets associated with the settlement of a stock subscription receivable and a decrease in accounts payables and accrued expenses.

Cash Flows

	For the three months ended
	March 31,
	2015	2014

Net Cash (Used in) Operating Activities	$(2,418,916)	$(1,275,347)
Net Cash (Used in) Investing Activities	(29,650)	(113,476
Net Cash Provided by Financing Activities	1,535,942	34,537
Increase (Decrease) in Cash	$(912,624)	$(1,354,286)

We had cash in the amount of $760,277 and $492,718 as of March 31, 2015 and 2014, respectively.

On January 15, 2015, we sold an additional 812,500 units under a private placement that had its initial close in December 2014 (the “December 2014 Private Placement”) to one institutional investor for gross proceeds of $325,000 with no commission payable. Each unit in the December 2014 Private Placement consisted of one share of the Company’s common stock and warrants to purchase ¼ of a share for every common share purchased.  The warrants have a term of five years and an exercise price of $0.60 per share.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, relate to capitalized legal patent costs, income taxes, goodwill, intangible assets, share-based payments, revenue recognition, and research and other accounting descriptions. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 except as set forth below.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure.  Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015 due to omissions of disclosures in accordance with generally accepted accounting principles that have been substantially corrected as of May 18, 2015. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on July 10, 2015 for a complete discussion relating to the foregoing evaluation of our controls and procedures.

Changes in Internal Control over Financial Reporting

There have been improvements in our internal controls over financial reporting that occurred after the year ended December 31, 2014.  In the first quarter of 2015, we implemented the processes to effectively and accurately compute the revenues associated with non cash transactions and the  revenues earned under the percentage of completion methodology.  Additionally, we implemented processes to mitigate the issue of sales to customers where collections were not reasonably assured.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in various routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, our management believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on our financial position or results of operations

In April 2015, two purported shareholder class action lawsuits were filed against us and our officer Nathaniel Bradley and former officer Edward O’Donnell in the U.S. District Court for the District of Arizona. The plaintiffs allege various causes of action against the defendants arising from our announcement that our previously issued financial results for the first three quarters of 2014 and the guidance for the fourth quarter of 2014 and the full year of 2014 could no longer be relied upon.  The complaints seek, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees. The Court has not yet appointed a lead plaintiff or lead counsel, and we have not yet responded to the complaints. We believe that the lawsuits have no merit and intend to mount a vigorous defense. Given the current stage of the proceedings in this case, our management currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to these matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1.A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

On January 15, 2015, we sold an additional 812,500 units under a private placement that had its initial close in December 2014 (the “December 2014 Private Placement”) to one institutional investor for gross proceeds of $325,000 with no commission payable. Each unit in the December 2014 Private Placement consisted of one share of our common stock and warrants to purchase ¼ of a share for every common share purchased.  The warrants have a term of five years and an exercise price of $0.60 per share.

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

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16 day of July, 2015.

AUDIOEYE, INC.

By:	/s/ Sean Bradley
Sean Bradley
President

By:	/s/ Donald Weinstein
Donald Weinstein
Chief Financial Officer