Form 10-Q
period 2015-06-30
AUDIOEYE INC
filed 2015-08-12
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, 81,692,280 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of June 30, 2015 and 2014 and for the three and six month periods ended June 30, 2015 and 2014 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$1,145,482	$1,672,901
Accounts receivable, net	17,582	261,676
Related party receivables	8,000	10,000
Marketable securities held in related party	13,800	13,800
Non-marketable securities held in related party	50,000	50,000
Subscription receivable	—	1,175,000
Prepaid expenses and other current assets	115,070	90,688
Total Current Assets	1,349,934	3,274,065

Property and equipment, net	568	651
Intangible assets, net	2,859,139	3,097,293
Goodwill	700,528	700,528
Total Assets	$4,910,169	$7,072,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$551,963	$779,891
Billings in excess of costs	32,500	123,908
Notes and loans payable-current	24,000	24,000
Related party payables	—	228,983
Total Current Liabilities	608,463	1,156,782

Long Term Liabilities
Notes and loans payable-long term	35,800	51,800
Total Long Term Liabilities	35,800	51,800
Total Liabilities	644,263	1,208,582

STOCKHOLDERS’ EQUITY
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, 1,750,000 and -0- issued and outstanding, as of June 30, 2015 and December 31, 2014, respectively	2	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 81,638,176 and 77,817,861 issued and outstanding, as of June 30, 2015 and December 31, 2014, respectively	816	778
Treasury stock	(623,000)	(623,000)
Additional paid in capital	27,800,133	23,516,463
Accumulated deficit	(22,912,045)	(17,030,286)
Total Stockholders’ Equity	4,265,906	5,863,955
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,910,169	$7,072,537

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$104,423	$50,195	$205,461	$92,722
Revenue from related party	—	1,125	—	4,250
Total revenues	104,423	51,320	205,461	96,972

Cost of revenues	394,502	334,312	856,633	375,465

Gross loss	(290,079)	(282,992)	(651,172)	(278,493)

Operating expenses:
Selling and marketing	210,029	251,705	576,396	522,088
Research and development	58,738	108,146	201,020	238,770
General and administrative expenses	2,167,320	1,135,947	4,188,547	2,803,547
Amortization and depreciation	133,944	116,577	267,888	215,850
Total operating expenses	2,570,031	1,612,375	5,233,851	3,780,255

Operating loss	(2,860,110)	(1,895,367)	(5,885,023)	(4,058,748)

Other income (expense)
Interest income (expense)	157	(461)	3,264	(7,444)
Total other income (expense)	157	(461)	3,264	(7,444)

Net loss	(2,859,953)	(1,895,828)	(5,881,759)	(4,066,192)
Deemed dividend on Series A convertible preferred stock	(594,641)	—	(594,641)	—
Net loss attributable to common stockholders	$(3,454,594)	$(1,895,828)	$(6,476,400)	$(4,066,192)
Net loss per common share — basic and diluted	$(0.04)	$(0.03)	$(0.08)	$(0.07)
Weighted average common shares outstanding — basic and diluted	79,531,225	55,484,007	79,139,308	54,946,209

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities:
Net (loss)	$(5,881,759)	$(4,066,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267,888	215,850
Stock, option and warrant expense	1,500,270	1,227,408
Common stock issued for services	664,497	396,620
Amortization of debt discount	—	1,155
Changes in operating assets and liabilities:
Accounts receivable	246,094	30,355
Related party receivable	—	55,875
Prepaid expenses and other current assets	(24,382)	(68,938)
Accounts payable and accruals	(227,928)	689,102
Billings in excess of costs	(91,408)	17,772
Deferred revenue	—	600
Related party payables	(228,983)	(156,424)
Net cash used in operating activities	(3,775,711)	(1,656,817)

Cash Flows from Investing Activities:
Cash paid for intangible assets	(29,650)	(420,711)
Net cash used in investing activities	(29,650)	(420,711)

Cash Flows from Financing Activities:
Repayment of note payable	(16,000)	(164,000)
Issuance of common stock for cash	325,000	895,689
Collection of stock subscription receivable	1,175,000	—
Issuance of preferred stock for cash	1,750,000	—
Issuance of equity for cash exercise of options and warrants	43,942	13,000
Net cash provided by financing activities	3,277,942	744,689

Net decrease in cash	(527,419)	(1,332,839)
Cash - beginning of period	1,672,901	1,847,004
Cash - end of period	$1,145,482	$514,165

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$307	$7,444
Income taxes paid	—	—
Issuance of common stock for subscriptions receivable	—	60,000
Accounts receivable converted to marketable securities	—	60,000
Deemed dividend beneficial conversion feature on convertible preferred stock	594,641	—

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 (Unaudited)

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern.  For the three and six months ended June 30, 2015, the Company recorded net losses of $2,859,953 and $5,881,759, respectively.  As of June 30, 2015, the Company had $1,349,934 of current assets and $608,463 of current liabilities, netting to a working capital of $741,471.

During 2014, the Company focused on continuing development of its products, expanding its operations to meet expected sales, and generating new revenues primarily through the licensing of its technology.  The impact of that strategy was a significant increase in the Company’s operating expenses while its revenues lagged due to the length of the sales cycle for its product.   During 2015, the Company shifted strategy to focus more heavily on generating cash sales of its product and reducing expenses.  The impact of the expense reductions can be seen in both cost of revenues and total operating expenses.  Cost of revenues in the first quarter of 2015 was $462,131 while cost of revenue in the second quarter of 2015 was $394,502, a reduction of 15%.  Total operating expenses, exclusive of stock, option and warrant expense in the three months ended June 30, 2015 declined to $1,629,554 from $2,104,027 during the three months ended March 31, 2015, a reduction of 23%.  As these expense reductions occurred primarily during the three months ended June 30, 2015, the run rate impact on the Company is much greater.  Also, the 2015 operating expenses included one time costs associated with the restatement of previously filed financial statements as well as the exit costs of the previous Executive Chairman and Chief Financial Officer.

However, even with the greater focus on cash revenue generation and the ongoing cost reductions, the conditions described in the first paragraph, above, raise substantial doubt about the Company’s ability to continue as a going concern.    While the Company has been successful in raising capital in the past, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan.

NOTE 3: RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2015 and 2014, there were revenues earned of $-0- and $1,125 and $-0- and $4,250, respectively, for services performed for related parties.

The Company holds 60,000 shares in Peartrack Security Systems, formerly Ecologic Transportation, as of June 30, 2015 resulting from the conversion of a $60,000 accounts receivable balance in 2014. In 2014, the Company invested $50,000 in Cannonball Red in return for 97,500 shares held as of June 30, 2015. Both companies are affiliated with related parties.

In summary, as of June 30, 2015 and December 31, 2014  the total balances of related party payables were $0 and $228,983, respectively.

As of June 30, 2015 and December 31, 2014, there were outstanding receivables of $8,000 and $10,000, respectively, for services performed for related parties.

NOTE 4: NOTES PAYABLE

As of June 30, 2015 and December 31, 2014, the Company had current and long term notes payable of $24,000 and $24,000 and $35,800 and $51,800, respectively as shown in the table below.

Notes and loans payable	June 30, 2015	December 31, 2014

Short Term
Maryland TEDCO Note	$24,000	$24,000
Total	$24,000	$24,000
Long Term
Maryland TEDCO Note	$35,800	$51,800
Total	$35,800	$51,800

As of December 31, 2012, the Company had an outstanding loan to a third party in the amount of $74,900, which was originally issued during 2006 as part of an investment agreement.  The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the balance sheet.  The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement (“Release”) with the noteholder.  The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the noteholder in the combined amount of principal and accrued interest owed to date, for a total principal amount of $149,800 (the “Maryland TEDCO Note”).  The Maryland TEDCO Note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011.  As of June 30, 2015 and December 31,  2014 the principal amount owing was $59,800 and $75,800, respectively, of which $24,000 and $24,000, respectively, has been recorded as the current portion of the note, and $35,800 and $51,800, respectively, as the long-term portion of the note, respectively.

NOTE 5: STOCKHOLDERS’ EQUITY

As of June 30, 2015 and December 31, 2014, the Company had 81,638,176 and 77,817,861 shares of common stock issued and outstanding, respectively.

On December 31, 2014, the Company sold an aggregate of 6,687,500 units to ten accredited investors for gross proceeds of $2,675,000 in the closing of a private placement.  Of this amount, $1,175,000 was recorded as a Subscription Receivable as of December 21, 2014.  Such subscription receivable was collected in 2015.

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

On March 5, 2015, Paul Arena resigned as Chairman of the Board of Directors and Executive Chairman and was designated by AIM Group, Inc. as a consultant to the Company for the term of one year. On March 5, 2015, the Company and Mr. Arena, pursuant to a Separation and Release Agreement, agreed to the issuance of 500,000 restricted common shares in lieu of the January 27, 2014 issuance of 3,000,000 Performance Share Units. The agreement calls for the immediate release of 250,000 common shares, or 50%, and up to 250,000 common shares, or 50%, be held in escrow until April 1, 2016 or until the Company’s 2015 audited financials are final. The 250,000 shares earned during the six months ended June 30, 2015 were valued and expensed at $117,500. The remaining 250,000 shares are not expected to be earned.

Commencing on May 1, 2015, the Company sold an aggregate of 175,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) to 12 accredited investors at a purchase price of $10.00 per share (the “Purchase Price”) for proceeds of $1,750,000 in a private placement. Each share of the Preferred Stock may be converted into shares of common stock of the Company by dividing the Purchase Price plus any accumulated dividends with respect to such share by an initial conversion price of $0.1754 (subject to adjustment for stock splits, stock dividends and similar actions). The Company may redeem the Preferred Stock at any time for an amount equal to $12.50 plus accumulated dividends. The Preferred Stock will bear a dividend of 5% of the purchase price when, as and if declared by the Board of Directors of the Company. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $594,641. The beneficial conversion feature was fully amortized and recorded as a deemed dividend.

From January 1, 2015 through June 30, 2015, the Company also issued 109,855 shares of common stock pursuant to exercise of warrants for total proceeds of $43,942. The Company also issued 2,647,960 additional shares of common stock for services provided for a total expense of $546,998.

NOTE 6: OPTIONS

As of June 30, 2015 and December 31, 2014, the Company has granted options to purchase 13,363,400 and 11,434,350 shares of common stock, respectively.

	Number of Options	Wtd Avg. Exercise Price	Wtd Avg. Remaining Term	Exercisable	Intrinsic Value of Exercisable Options
Outstanding at December 31, 2014	11,434,350	$0.47	3.79	5,635,250	$460,941

Granted	3,018,550	0.38	6.05		—
Forfeited	1,089,500	0.48	4.22		—

Outstanding at June 30, 2015	13,363,400	$0.45	3.51	7,369,780	$—

The option grants during the six months ended June 30, 2015 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.67 to 3.26 years, expected volatility of 100%, risk free interest rate of 0.76% to 1.83%, and expected dividend yield of 0%.

On January 5, 2015, the Company issued 37,500 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.43, and expire on January 5, 2020. The value on the grant date of the options was $10,357 and the option expense for the six months ended June 30, 2015 was determined to be $3,329.

On January 9, 2015, the Company issued 100,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.40, and expire on January 9, 2020. The value on the grant date of the options was $25,679 and the option expense for the six months ended June 30, 2015 was determined to be $8,067.

On February 2, 2015, the Company issued 17,500 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.59, and expire on February 2, 2020. The value on the grant date of the options was $6,183 and the option expense for the six months ended June 30, 2015 was determined to be $1,671.

On February 23, 2015, the Company issued 35,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.50, and expire on February 23, 2020. The value on the grant date of the options was $11,246 and the option expense for the six months ended June 30, 2015 was determined to be $2,609.

On March 5, 2015, the Company issued 150,000 options, which vest 33.33% immediately and 16.66% every 90 days thereafter, have an exercise price of $0.40, and expire on March 5, 2018. The value on the grant date of the options was $44,252 and the option expense for the six months ended June 30, 2015 was determined to be $24,207.

On March 12, 2015, the Company issued 1,981,550 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.44, and expire on March 12, 2020. The value on the grant date of the options was $609,722 and the option expense for the six months ended June 30, 2015 was determined to be $122,501.

On March 16, 2015, the Company issued 47,000 options, which vest 50% after one year and 2.01% every month thereafter, have an exercise price of $0.47, and expire on March 16, 2020. The value on the grant date of the options was $15,365 and the option expense for the six months ended June 30, 2015 was determined to be $2,975.

On June 2, 2015, the Company issued 150,000 options, which vest 33.33% immediately and 16.66% every 90 days thereafter, have an exercise price of $0.16, and expire on June 2, 2018. The value on the grant date of the options was $14,359 and the option expense for the six months ended June 30, 2015 was determined to be $5,521.

On June 15, 2015, the Company issued 500,000 options, which vest 50% immediately and 25% after one year and 1.04% every month thereafter, have an exercise price of $0.15, and expire on June 15, 2020. The value on the grant date of the options was $45,245 and the option expense for the six months ended June 30, 2015 was determined to be $23,087.

For the six months ended June 30, 2015, expense amortized for options issued prior to January 1, 2015 was $580,732.

For the three and six months ended June 30, 2015 and 2014, total stock compensation expense related to the options totaled $397,134 and $290,158 and $774,700 and $624,353, respectively. For the three and six months ended June 30, 2015 and 2014, stock compensation expense related to the options, warrants and performance share units totaled $940,477 and $378,260 and $1,500,270 and $1,227,408, respectively. The total stock compensation expense related to the options, warrants and performance share units to be amortized through June 30, 2019 is $2,481,863 as of June 30, 2015.

NOTE 7: WARRANTS

Below is a table summarizing the Company’s outstanding warrants as of June 30, 2015 and December 31, 2014:

	Number of Warrants	Wtd Avg. Exercise Price	Wtd Avg. Remaining Term	Exercisable	Intrinsic Value of Exercisable Warrants
Outstanding at December 31, 2014	16,527,990	$0.44	3.69	12,604,407	$309,821

Exercised	109,855	0.40	—		—
Granted	3,353,125	0.20	—		—

Outstanding at June 30, 2015	19,771,260	$0.40	3.46	16,327,737	$—

The warrant grants during the six months ended June 30, 2015 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.50 to 3.26 years, expected volatility of 100%, risk free interest rate of 0.29% to 1.63%, and expected dividend yield of 0%.

On January 15, 2015, the Company sold an additional 812,500 units under the December 2014 Private Placement to one institutional investor for gross proceeds of $325,000 with no commission payable. Each unit in the December 2014 Private Placement consisted of one share of the Company’s common stock and warrants to purchase ¼ of a share for every common share purchased.  The warrants consisted of warrants to purchase up to 203,125 shares of the Company’s common stock. The warrants have a term of five years and an exercise price of $0.60 per share. The fair value on the grant date of the warrants was $76,629 and the expense for the six months ended June 30, 2015 was determined to be $0. As of June 30, 2015, these warrants have not been exercised.

On January 29, 2015, the Company issued three-year fully-vested warrants to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.40 per share. The fair value on the grant date of the warrants was $61,066 and the expense for the six months ended June 30, 2015 was determined to be $8,481. As of June 30, 2015, these warrants have not been exercised.

On June 2, 2015, the Company issued three-year fully-vested warrants to purchase 3,000,000 shares of the Company’s common stock with an exercise price of $0.160 per share. The fair value on the grant date of the warrants was $358,510 and the expense for the six months ended June 30, 2015 was determined to be $358,510. As of June 30, 2015, these warrants have not been exercised.

For the three and six months ended June 30, 2015 and 2014, the Company has incurred warrant-based expense of $415,445 and $13,302 and $470,187 and $387,504, respectively. For the three and six months ended June 30, 2015 and 2014, stock compensation expense related to the options, warrants and performance share units totaled $940,477 and $378,260 and $1,500,270 and $1,227,408, respectively. The total stock compensation expense related to the options, warrants and performance share units to be amortized through June 30, 2019 is $2,481,863 as of June 30, 2015.

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

Below is a table summarizing the Company’s outstanding performance share units as of June 30, 2015 and December 31, 2014:

			Wtd Avg.
	Number of PSUs	Wtd Avg. Grant Price	Remaining Term
Outstanding at December 31, 2014	4,500,000	$0.40	2.00

Forfeited	3,000,000	0.33	2.67

Outstanding at June 30, 2015	1,500,000	$0.54	1.00

For the three and six months ended June 30, 2015 and 2014, the Company has incurred performance share unit-based expense of $127,897 and $13,302 and $255,384 and $387,504, respectively.  For the three and six months ended June 30, 2015 and 2014, stock compensation expense related to the options, warrants and performance share units totaled $940,477 and $378,260 and $1,500,270 and $1,227,408, respectively. The total stock compensation expense related to the options, warrants and performance share units to be amortized through June 30, 2019 is $2,481,863 as of June 30, 2015.

NOTE 9: INTANGIBLE ASSETS

As of June 30, 2015, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of five or ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Prior to any impairment adjustment, intangible assets consisted of the following:

	June 30,	December 31,
	2015	2014

Patents	$3,641,030	$3,611,380
Software Development Costs	388,125	388,125

Accumulated Amortization	(1,170,016)	(902,212)
Intangible Assets, Net	$2,859,139	$3,097,293

Software development costs and licensing intangible assets both have an estimated useful life of 3 years. Software development costs are incurred during the building of the Company’s Internet platform. Software development costs are subject to annual impairment testing.

Amortization expense totaled $267,805 and $214,253 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 10: FAIR VALUE MEASUREMENTS

The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of June 30, 2015 and December 31, 2014:

	Fair Value	Fair Value Hierarchy
Marketable securities, June 30, 2015	$13,800	Level 1
Marketable securities, December 31, 2014	$13,800	Level 1

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

NOTE 11: SUBSEQUENT EVENTS

On July 1, 2015, the Company entered into an Executive Employment Agreement with Carr Bettis pursuant to which Dr. Bettis was employed as the Company’s Executive Chairman/Chairman of the Board.  The term of the Executive Employment Agreement is one year commencing July 1, 2015, terminable at will by either the Company or Dr. Bettis and subject to extension upon mutual agreement.  He is to receive a base annual salary of $175,000 during the employment period, paid at the end of every calendar quarter in the form of options to purchase shares of the Company’s common stock.  The number of options to be issued for each quarterly period will be determined by means of a Black Scholes valuation whereby the number of options issued would have a value at the time of issuance equal to the dollar value of Dr. Bettis’ base salary for each calendar quarter.  He is entitled to receive bonuses at the sole discretion of the Company’s board of directors or the compensation committee.  Dr. Bettis is also entitled to equity awards under the Company’s incentive compensation plans.

During the month of July, 2015, the Company issued 54,104 common shares for services under consulting and referral agreements.

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

Whether a user has a vision impairment, hearing impairment, color blindness, is learning to read, or simply wants to hear the website read to them, our Reader is a full- scalable, cloud-based technology that utilizes patented architecture to deliver a fully accessible audio-enabled user experience that can be navigated, utilized, interacted with, and transacted from, without the use of a monitor or mouse. Using the Reader, site visitors can customize their user experience by listening to the website, using their keyboard to navigate, enlarging text, changing background and foreground colors, clicking to listen, among several other customizations.

For organizations that do not want a managed SaaS solution and prefer to achieve WCAG 2.0 Level AA compliance on their own, our cloud-based Developer Portal provides them with a comprehensive single-source solution for tracking and maintaining a compliance audit of their web environments.  The self-service solution allows client developers to detect compliance issues and fix those issues through the implementation of the AudioEye JavaScript library in the client’s front-end web environment.  The system is also able to automatically fix specific compliance issues, vastly reducing the number of outstanding issues that require manual remediation, inherently reducing cost and time to market. The same Software-as-a-Service (SaaS) Developer Portal is utilized by our developers when servicing the our clients through our Ally+ managed service offering.

We provide our customers with detailed remediation (compliance fix) statistics and analytics that demonstrate Reader usage.  Organizations are thereby provided insight into the different ways in which site visitors are engaging with their website from a web accessibility perspective.

Our technology development was initiated at the University of Arizona Science & Technology Park in Tucson, Arizona. In 2006, we received technology development venture funding from the Maryland Technology Development Corporation (TEDCO), which contributed to the development of our platform strategy. TEDCO was created by the Maryland State Legislature in 1998 to facilitate the transfer and commercialization of technology from Maryland’s research universities and federal labs into the marketplace and to assist in the creation and growth of technology-based businesses in all regions of the State of Maryland, where we formerly had a technology development and administration office. Beginning in 2009, we engaged in a multi-year technology development program with the Eller College of Management’s Department of Management Information Systems at the University of Arizona.  In connection with our proprietary technology, our company has been issued a number of U.S. patents in two distinct patent families.  Today, an experienced team of in-house engineers, designers, and developers in our Atlanta, GA, and Tucson, AZ, offices develop our technology and software.

Our patented technology was a 2013 Edison Gold Award winner for innovation in the category of “Quality of Life.”

Our Annual Report filed on Form 10-K for the year ended December 31, 2014 provides additional information about our business and operations.

Results of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).  The discussion of the results of our operations compares the three and six months ended June 30, 2015 with the three and six months ended June 30, 2014 and are not necessarily indicative of the results which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions.  We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended June 30, 2015 and June 30, 2014

Results of Operations

	Three Months Ended June 30,
	2015	2014
Revenue	$104,423	$50,195
Revenue from related party	—	1,125
Total revenues	104,423	51,320
Cost of sales	394,502	334,312
Gross loss	(290,079)	(282,992)
Operating expenses:
Selling & marketing	210,029	251,705
Research & development	58,738	108,146
General and administrative expenses	2,167,320	1,135,947
Amortization & depreciation	133,944	116,577
Operating loss	(2,860,110)	(1,895,367)

Interest income/(expense)	157	(461)

Net (loss)	(2,859,953)	(1,895,828)
Deemed dividend on Series A convertible preferred stock	(594,641)	—
Net loss attributable to common stockholders	$(3,454,594)	$(1,895,828)
Net (loss) per weighted average common shares outstanding — basic and diluted	$(0.04)	$(0.03)

Revenue

For the three months ended June 30, 2015 and 2014, revenue was $104,423 and $50,195, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues increased due to increased demand for our services. Additionally, for the three months ended June 30, 2015 and 2014, revenue from related party was $-0- and $1,125, respectively, consisting primarily of revenue from various levels of website design and maintenance.

Cost of Sales

For the three months ended June 30, 2015 and 2014, cost of sales was $394,502 and $334,312, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Loss

The increase in revenue was offset by the greater increase in our implementation costs resulting in a gross loss of $290,079 and $282,992 during the three months ended June 30, 2015 and 2014, respectively.  Gross loss increased as a result of increased costs of sales offsetting the increase in revenues.

Selling and Marketing Expenses

Selling and marketing expenses were $210,029 and $251,705 for the three months ended June 30, 2015 and 2014, respectively.  The decrease resulted from the reduction primarily in staffing levels.

Research and Development Expenses

Research and development expenses were $58,738 and $108,146 for three months ended June 30, 2015 and 2014, respectively. Research and development expenses declined from period to period and reflect the material completion of our product.

General and Administrative Expenses

General and administrative expenses were $2,167,320 and $1,135,947 for the three months ended June 30, 2015 and 2014, respectively. General and administrative expenses increased as a result of increases in new employees and the associated benefits costs as well as increased stock option and warrant expense.

Amortization and Depreciation

Amortization and depreciation expenses were $133,944 and $116,577 for the three months ended June 30, 2015 and 2014, respectively. The increase in expense was primarily related to an increase in intellectual property amortization.

Other Income/Expenses

Other income and expenses were income of $157 and charges of $461 for the three months ended June 30, 2015 and 2014, respectively.  The resulting change was due to a decrease in interest expense.

Comparative for the Six Months ended June 30, 2015 and June 30, 2014

Results of Operations

	Six Months Ended June 30,
	2015	2014
Revenue	$205,461	$92,722
Revenue from related party	—	4,250
Total revenues	205,461	96,972
Cost of sales	856,633	375,465
Gross profit (loss)	(651,172)	278,493
Operating expenses:
Selling & marketing	576,396	522,088
Research & development	201,020	238,770
General and administrative expenses	4,188,547	2,803,547
Amortization & depreciation	267,888	215,850
Operating (loss)	(5,885,023)	(4,058,748)

Interest income/(expense)	3,264	(7,444)

Net (loss)	(5,881,759)	(4,066,192)
Deemed dividend on Series A convertible preferred stock	(594,641)	—
Net loss attributable to common stockholders	$(6,476,400)	$(4,066,192)
Net (loss) per weighted average common shares outstanding — basic and diluted	$(0.08)	$(0.07)

Revenue

For the six months ended June 30, 2015 and 2014, revenue was $205,461 and $92,722, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues increased due to increased demand for our services. Additionally, for the six months ended June 30, 2015 and 2014, revenue from related party was $-0- and $4,250, respectively, consisting primarily of revenue from various levels of website design and maintenance.

Cost of Sales

For the six months ended June 30, 2015 and 2014, cost of sales was $856,633 and $375,465, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Loss

The increase in revenue was offset by the greater increase in our implementation costs resulting in a gross loss of $651,172 during the six months ended June 30, 2015 as compared to a gross loss of $278,493 for the six months ended June 30, 2014.

Selling and Marketing Expenses

Selling and marketing expenses were $576,396 and $522,088 for the six months ended June 30, 2015 and 2014, respectively.  The increase resulted from the establishment of dedicated resources to actively sell and market our products and services which exceeded the reduction in staffing costs.

Research and Development Expenses

Research and development expenses were $201,020 and $238,770 for six months ended June 30, 2015 and 2014, respectively. Research and development expenses were fairly consistent from period to period and reflect the establishment of a dedicated internal research group.

General and Administrative Expenses

General and administrative expenses were $4,188,547 and $2,803,547 for the six months ended June 30, 2015 and 2014, respectively. General and administrative expenses increased as a result of increases in new employees and the associated benefits costs as well as increased stock, option and warrant expense.

Amortization and Depreciation

Amortization and depreciation expenses were $267,888 and $215,850 for the six months ended June 30, 2015 and 2014, respectively. The increase in expense was primarily related to an increase in intellectual property amortization.

Other Income/Expenses

Other income and expenses were income of $3,264 and charges of $7,444 for the six months ended June 30, 2015 and 2014, respectively.  The resulting change was due to a decrease in interest expense.

Liquidity and Capital Resources

Working Capital

	At June 30,	At December 31,
	2015	2014
Current Assets	$1,349,934	$3,274,065
Current Liabilities	608,463	1,156,782
Working Capital	$741,471	$2,117,283

The working capital surplus for the periods ended June 30, 2015 and December 31, 2014 was $741,471 and $2,712,981, respectively. The decrease in working capital was primarily due to a decrease in other assets associated with the settlement of a stock subscription receivable and a decrease in accounts payables and accrued expenses.

Cash Flows

	For the six months ended
	June 30,
	2015	2014

Net Cash Used in Operating Activities	$(3,775,711)	$(1,656,817)
Net Cash Used in Investing Activities	(29,650)	(420,711)
Net Cash Provided by Financing Activities	3,277,942	744,689
Net Decrease in Cash	$(527,419)	$(1,332,839)

We had cash in the amount of $1,145,482 and $1,672,901 as of June 30, 2015 and December 31, 2014, respectively.

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

On May 1, 2015, we sold an aggregate of 175,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) to 12 accredited investors at a purchase price of $10.00 per share (the “Purchase Price”) for proceeds of $1,750,000 in a private placement. Each share of the Preferred Stock may be converted into shares of our common stock by dividing the Purchase Price plus any accumulated dividends with respect to such share by an initial conversion price of $0.1754 (subject to adjustment for stock splits, stock dividends and similar actions). We may redeem the Preferred Stock at any time for a per share amount equal to $12.50 plus accumulated dividends. The Preferred Stock will bear a dividend of 5% of the purchase price when, as and if declared by our board of directors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure.  Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015 due to omissions of disclosures in accordance with generally accepted accounting principles. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on July 10, 2015 for a complete discussion relating to the foregoing evaluation of our controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

On May 1, 2015, we sold an aggregate of 175,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) to 12 accredited investors at a purchase price of $10.00 per share (the “Purchase Price”) for proceeds of $1,750,000 in a private placement. Each share of the Preferred Stock may be converted into shares of our common stock by dividing the Purchase Price plus any accumulated dividends with respect to such share by an initial conversion price of $0.1754 (subject to adjustment for stock splits, stock dividends and similar actions). We may redeem the Preferred Stock at any time for a per share amount equal to $12.50 plus accumulated dividends. The Preferred Stock will bear a dividend of 5% of the purchase price when, as and if declared by our board of directors.

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

Use of Proceeds from Public Offering of Common Stock

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.		Description
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	.INS	XBRL Instance Document

101	.SCH	XBRL Taxonomy Extension Schema Document

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August, 2015.

AUDIOEYE, INC.

By:	/s/ Sean Bradley
Sean Bradley
President

By:	/s/ Donald Weinstein
Donald Weinstein
Chief Financial Officer