Form 10-Q
period 2015-09-30
AUDIOEYE INC
filed 2015-11-16
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-177463

AudioEye, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2939845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5210 East Williams Circle, Suite 750, Tucson, Arizona	85711
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  866-331-5324

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

As of November 13, 2015, 81,800,488 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of September 30, 2015 and 2014 and for the three and nine month periods ended September 30, 2015 and 2014 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$51,910	$1,672,901
Accounts receivable, net	49,014	261,676
Related party receivables	54,250	10,000
Marketable securities held in related party	13,800	13,800
Non-marketable securities held in related party	50,000	50,000
Subscription receivable	—	1,175,000
Prepaid expenses and other current assets	79,037	90,688
Total Current Assets	298,011	3,274,065

Property and equipment, net	—	651
Intangible assets, net	2,789,832	3,097,293
Goodwill	700,528	700,528
TOTAL ASSETS	$3,788,371	$7,072,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$262,148	$779,891
Billings in excess of costs	66,896	123,908
Notes and loans payable-current	24,000	24,000
Related party payables	2,500	228,983
Total Current Liabilities	355,544	1,156,782

Long Term Liabilities
Notes and loans payable-long term	29,800	51,800
Total Long Term Liabilities	29,800	51,800
Total Liabilities	385,344	1,208,582

Stockholders' Equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, 175,000 and -0- issued and outstanding, as of September 30, 2015 and December 31, 2014, respectively	2	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 81,800,488, and 77,817,861 issued and outstanding, as of September 30, 2015 and December 31, 2014, respectively	818	778
Treasury stock	(623,000)	(623,000)
Additional paid in capital	27,515,795	23,516,463
Accumulated deficit	(23,490,588)	(17,030,286)
Total Stockholders’ Equity	3,403,027	5,863,955
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,788,371	$7,072,537

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$108,685	$186,641	$314,146	$279,364
Revenue from related party	—	1,125	—	5,375
Total revenues	108,685	187,766	314,146	284,739

Cost of revenues	321,755	264,459	1,178,388	639,924

Gross loss	(213,070)	(76,693)	(864,242)	(355,185)

Operating expenses:
Selling and marketing	171,594	546,265	747,990	1,068,353
Research and development	92,857	153,188	293,877	391,958
General and administrative expenses	(27,278)	1,548,851	4,161,269	4,352,398
Amortization and depreciation	128,381	132,104	396,269	347,954
Total operating expenses	365,554	2,380,408	5,599,405	6,160,663

Operating loss	(578,624)	(2,457,101)	(6,463,647)	(6,515,848)

Other income (expense)
Unrealized loss on marketable securities	—	(12,000)	—	(12,000)
Interest income (expense) net	81	(416)	3,345	(7,860)
Total other income (expense)	81	(12,416)	3,345	(19,860)

Net loss	$(578,543)	$(2,469,517)	$(6,460,302)	$(6,535,708)
Deemed dividend on Series A Convertible preferred stock	-	-	(594,641)	-
Net loss attributable to common stockholders	(578,543)	(2,469,517)	(7,054,943)	(6,535,708)
Net loss per common share – basic and diluted	(0.01)	(0.04)	(0.09)	(0.12)
Weighted average common shares outstanding – basic and diluted	81,800,488	61,062,150	80,007,507	55,993,097

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities:
Net loss	$(6,460,302)	$(6,535,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	396,268	347,954
Stock, option and warrant expense	1,200,459	1,538,557
Common stock issued for services	679,972	778,927
Unrealized loss on marketable securities	0	12,000
Amortization of debt discount	0	1,155
Changes in operating assets and liabilities:
Accounts receivable	212,662	169,179
Related party receivable	(44,250)	54,750
Prepaid expenses and other current assets	11,651	(167,873)
Accounts payable and accruals	(517,743)	79,792
Billings in excess of costs	(57,012)	202,967
Related party payables	(226,483)	(243,424)
Net cash used in operating activities	$(4,804,778)	$(3,761,724)

Cash Flows from Investing Activities:
Cash paid for intangible assets	(88,156)	(556,611)
Net cash used in by investing activities	$(88,156)	$(556,611)

Cash Flows from Financing Activities:
Repayment of note payable	(22,000)	(172,000)
Repayment of related party loans	0	(35,000)
Issuance of common stock for cash	325,000	1,305,689
Collection of stock subscription receivable	1,175,000	—
Issuance of preferred stock for cash	1,750,000	—
Proceeds from exercise of options and warrants, net of issuance costs	43,943	3,524,521
Net cash provided by financing activities	$3,271,943	$4,623,210

Net (decrease) increase in cash	(1,620,991)	304,875
Cash - beginning of period	1,672,901	1,847,004
Cash - end of period	$51,910	$2,151,879

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$307	$7,444
Income taxes paid	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES
Warrants issued for accrued payroll	—	21,514
Accounts receivable converted to marketable securities	—	60,000
Deemed Dividend beneficial conversion feature on convertible preferred stock	594,641	—

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

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

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. As of September 30, 2015, the Company had a working capital deficit of $57,533. In addition, the Company used net cash in operations of $4,804,778 during the nine months ended September 30, 2015.

Even with a greater focus on cash revenue generation and the ongoing cost reductions, the conditions described in the first paragraph, above, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company has been successful in raising capital in the past, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan.

NOTE 3: RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2015 and 2014, there were revenues earned of $-0- and $1,125 and $-0- and $5,375, respectively, for services performed for related parties.

The Company holds 60,000 shares in Peartrack Security Systems, formerly Ecologic Transportation, as of September 30, 2015 resulting from the conversion of a $60,000 accounts receivable balance in 2014. In 2014, the Company invested $50,000 in Cannonball Red in return for 97,500 shares held as of September 30, 2015. Both companies were affiliated with related parties who resigned from the Company during the quarter.

In summary, as of September 30, 2015 and December 31, 2014 the total balances of related party payables were $2,500 and $228,983, respectively.

As of September 30, 2015 and December 31, 2014, there were outstanding receivables of $54,250 and $10,000, respectively, for amounts owing or services performed with related parties.

NOTE 4: NOTES PAYABLE

As of September 30, 2015 and December 31, 2014, the Company had current and long term notes payable of $24,000 and $24,000 and $29,800 and $51,800, respectively as shown in the table below.

Notes and loans payable	September 30, 2015	December 31, 2014

Short Term
Maryland TEDCO Note	$24,000	$24,000
Total	$24,000	$24,000
Long Term
Maryland TEDCO Note	$29,800	$51,800
Total	$29,800	$51,800

As of December 31, 2012, the Company had an outstanding loan to a third party in the amount of $74,900, which was originally issued during 2006 as part of an investment agreement.  The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the consolidated balance sheet.  The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement (“Release”) with the noteholder.  The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the noteholder in the combined amount of principal and accrued interest owed to date, for a total principal amount of $149,800 (the “Maryland TEDCO Note”).  The Maryland TEDCO Note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011.  As of September 30, 2015 and December 31, 2014 the principal amount owing was $53,800 and $75,800, respectively, of which $24,000 and $24,000, respectively, has been recorded as the current portion of the note, and $29,800 and $51,800, respectively, as the long-term portion of the note, respectively.

NOTE 5: STOCKHOLDERS’ EQUITY

As of September 30, 2015 and December 31, 2014, the Company had 81,800,488 and 77,817,861 shares of common stock issued and outstanding, respectively.

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

From January 1, 2015 through September 30, 2015, the Company also issued 109,855 shares of common stock pursuant to exercise of warrants for total proceeds of $43,943. The Company also issued 2,810,272 additional shares of common stock for services provided for a total expense of $679,972 (in addition to the 250,000 common shares issued to Mr. Arena described above).

NOTE 6: OPTIONS

As of September 30, 2015 and December 31, 2014, the Company has outstanding options to purchase 10,305,834 and 11,434,350 shares of common stock, respectively.

					Intrinsic
			Wtd Avg.		Value
	Number of	Wtd Avg.	Remaining		of Exercisable
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2014	11,434,350	$0.47	3.79	5,635,250	$460,941

Granted	3,018,550	0.38	4.81		—
Forfeited	4,147,066	0.45	---		—

Outstanding at September 30, 2015	10,305,834	$0.45	3.21	5,902,396	$ ---

The option grants during the nine months ended September 30, 2015 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.71 to 3.26 years, expected volatility of 100%, risk free interest rate of 01.05% to 1.75%, and expected dividend yield of 0%.

For the three and nine months ended September 30, 2015 and 2014, total stock compensation expense related to the options totaled $(119,224) and $655,476 and $376,173 and $1,000,526, respectively. For the three and nine months ended September 30, 2015 and 2014, aggregate stock compensation expense related to the options, warrants and performance stock units totaled $(299,811) and $1,200,459 and $311,149 and $1,538,557, respectively. The negative expense in the three months ended September 30, 2015 is the result of forfeitures of unvested options related to terminated employees exceeding the amortization of option expense for current employees, in addition to negative expense associated with executive PSUs. The total stock compensation expense related to the options, warrants and performance stock units to be amortized through September 30, 2019 is $568,414 as of September 30, 2015.

NOTE 7: WARRANTS

Below is a table summarizing the Company’s outstanding warrants as of September 30, 2015 and December 31, 2014:

					Intrinsic
			Wtd Avg.		Value
	Number of	Wtd Avg.	Remaining		of Exercisable
	Warrants	Exercise Price	Term	Exercisable	Warrants
Outstanding at December 31, 2014	16,527,989	$0.44	3.69	12,604,407	$309,821

Exercised	109,855	0.40	—		—
Granted	3,454,688	0.21	---
Forfeited	2,554,545	0.44	---		—

Outstanding at September 30, 2015	17,318,277	0.40	3.39	15,839,588	$ ---

The warrant grants during the nine months ended September 30, 2015 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3 to 5 years, expected volatility of 100%, risk free interest rate of 0.84% to 1.61%, and expected dividend yield of 0%.

For the three and nine months ended September 30, 2015 and 2014, the Company has incurred warrant-based expense of $20,962 and $491,148 and $(198,332) and $189,172, respectively.  For the three and nine months ended September 30, 2015 and 2014, aggregate stock compensation expense related to the options, warrants and performance stock units totaled $(299,811) and $1,200,459 and $311,149 and $1,538,557, respectively. The negative expense in the three months ended September 30, 2015 is the result of forfeitures of unvested options related to terminated employees exceeding the amortization of option expense for current employees, in addition to negative expense associated with executive PSUs. The total stock compensation expense related to the options, warrants and performance stock units to be amortized through September 30, 2019 is $568,414 as of September 30, 2015.

NOTE 8: PERFORMANCE SHARE UNITS

On April 1, 2013, the Company entered into a Performance Share Unit Agreement under the AudioEye, Inc. 2013 Incentive Compensation Plan with Nathaniel Bradley, the Company’s CEO; Mr. Sean Bradley, the Company’s Chief Technology Officer; and Mr. James Crawford, the Company’s Chief Operating Officer. Mr. Nathaniel Bradley was granted an award of up to an aggregate of 400,000 Performance Share Units (“PSU’s”); Mr. Sean Bradley was granted an award of up to an aggregate of 300,000 PSU’s; and Mr. Crawford was granted an award of up to an aggregate of 300,000 PSU’s.

On January 27, 2014, the Company entered into a Performance Share Unit Agreement under the AudioEye, Inc. 2013 Incentive Compensation Plan with Paul Arena, the Company’s Executive Chairman. Mr. Arena was granted an award of up to an aggregate of 3,000,000 Performance Share Units (“PSUs”).

Each PSU represents the right to receive one share of the Company’s common stock.  The number of PSUs for a performance period will be determined by the level of achievement of performance goals in accordance with the terms and provisions of the Performance Share Unit Agreement. There were three Performance Periods with the opportunity to earn a full award of PSU’s based on achievement of Performance Goals on a cumulative basis. There were no awards made in 2014.

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

Below is a table summarizing the Company’s outstanding performance share units as of September 30, 2015 and December 31, 2014:

	Number of	Wtd Avg.	Remaining
	PSUs	Grant Price	Term
Outstanding at December 31, 2014	4,500,000	$0.40	2.00

Forfeited	3,000,000	0.33	---

Outstanding at September 30, 2015	1,500,000	$0.54	1.00

For the three and nine months ended September 30, 2015 and 2014, the Company has incurred performance share unit-based expense of $(201,549) and $53,853 and $133,308 and $348,859, respectively.  For the three and nine months ended September 30, 2015 and 2014, aggregate stock compensation expense related to the options, warrants and performance stock units totaled $(299,811) and $1,200,459 and $311,149 and $1,538,557, respectively. The negative expense in the three months ended September 30, 2015 is a result of management assessment that none of the performance units conditions granted to executives will be met, and therefore none will be earned resulting in a reversal of expense previously recorded. The remaining PSUs were granted to two management team members. The total stock compensation expense related to the options, warrants and performance stock units to be amortized through September 30, 2019 is $568,414 as of September 30, 2015.

NOTE 9: INTANGIBLE ASSETS

As of September 30, 2015, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of five or ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Prior to any impairment adjustment, intangible assets consisted of the following:

	September 30,	December 31,
	2015	2014

Patents	$3,699,536	$3,611,380
Software Development Costs	388,125	388,125

Accumulated Amortization	(1,297,829)	(902,212)
Intangible Assets, Net	$2,789,832	$3,097,293

Software development costs and licensing intangible assets both have an estimated useful life of 3 years. Software development costs are incurred during the building of the Company’s Internet platform. Software development costs are subject to annual impairment testing.

Amortization expense totaled $395,617 and $345,557 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 10: FAIR VALUE MEASUREMENTS

The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of September 30, 2015 and December 31, 2014:

	Fair Value	Fair Value Hierarchy
Marketable securities, September 30, 2015	$13,800	Level 1
Marketable securities, December 31, 2014	$13,800	Level 1

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

NOTE 11: COMMITMENTS

On July 1, 2015, the Company entered into an Executive Employment Agreement with Carr Bettis pursuant to which Dr. Bettis was employed as the Company’s Executive Chairman/Chairman of the Board. The term of the Executive Employment Agreement is one year commencing July 1, 2015, terminable at will by either the Company or Dr. Bettis and subject to extension upon mutual agreement. He is to receive a base annual salary of $175,000 during the employment period, paid at the end of every calendar quarter in the form of options and warrants to purchase shares of the Company’s common stock. The total number of options per year are limited to 500,000 and any additional amounts due Dr. Bettis will be in the form of warrants. The number of options/warrants will be determined are to be issued for each quarterly period will be determined by means of a Black Scholes valuation whereby the number of options issued would have a value at the time of issuance equal to the dollar value of Dr. Bettis’ base salary for each calendar quarter. He is entitled to receive bonuses at the sole discretion of the Company’s board of directors or the compensation committee. Dr. Bettis is also entitled to equity awards under the Company’s incentive compensation plans. The overall commitment of $175,000 by the Company for Dr. Bettis’s salary remains the same, but the Agreement has been modified as discussed below in Note 12: Subsequent Events.

NOTE 12: SUBSEQUENT EVENTS

Grant of Options to Board of Directors Chairing Committees. On October 24, 2015, Tony Coehlo, Ernest (Sandy) Purcell and Alex Zyngier, were each awarded 750,000 options for their service as independent members of the board of directors and board committee chairmen. The term of the options is 5 years, 50% of the options vested on grant date, and 12.5% vest each 30 days thereafter. The exercise price is 0.044.

Grant of Options and Warrants to Executive Chairman, Employees, Advisor and New Member of Board of Directors; on October 26, the Executive Chairman, Dr. Carr Bettis was awarded 500,000 options and 250,000 warrants in lieu of cash compensation pursuant to his amended employment agreement. Dr, Bettis’s options and warrants have a 3 year term, 100% vested on grant date at an exercise price of 0.041. On November 4, 2015, three non-executive employees were awarded a total of 235,330 options,. These employee options have a 3 year term, 100% vested on the grant date at an exercise price will be determined by taking the 10 day average closing price from November 5, 2015 through November 18, 2015. On November 4, 2015 advisory board member Joyce Bender was awarded 100,000 options. The term of the option is 5 years, 50% of the options vested on grant date, and 12.5% vest each 30 days thereafter. The exercise price will be determined by taking the 10 day average closing price from November 5, 2015 through November 18 2015. On November 10, 2015, Christine Griffin an independent member of the board of directors of the Company was awarded 500,000 options, The term of the options is 5 years, 50% of the options vested on grant date, and 12.5% vest each 30 days thereafter. The exercise price will be determined by taking the 10 day average closing price from November 11, 2015 through November 24, 2015.

Appointment of Executive Officer. Effective November 4, 2015, Todd Bankofier, age 55, was appointed by the Board of Directors to the position of Chief Executive Officer of the Company. As a principal in Fairmont Capital Group (FCG) since 2008, Mr. Bankofier was responsible for day-to-day oversight of multiple asset holdings, including strategic planning, revenue generation, technology evolution, operational effectiveness and public relations for all FCG entities.

Change to Executive Officers Compensatory Agreement. On October 26, by resolution, the Board, with the consent of President and CTO Mr. Sean Bradley, agreed that it was in the best interests of the Company and its stockholders to award beginning October 1, 2015, $25,000 per year of Mr. Bradley’s base salary in the form of quarterly option awards, with a Black Scholes value of $6,250 per quarter. On November 4, 2015, the Board amended the employment agreement of Executive Chairman Dr. Carr Bettis, whose agreement currently requires his $175,000 salary to be paid entirely in the form of options and warrants. Dr. Bettis has voluntarily agreed to limit the number of options and warrants he receives to 750,000 per quarter, and to defer any additional owed compensation for up to a year, when he will be paid his deferred compensation either in the form of equity or cash, at the discretion of the Compensation Committee.

Note and Warrant Purchase Agreement. On October 9, 2015 (the “Initial Closing Date”), the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the issuance and sale of convertible promissory notes in an aggregate principal amount of up to $3,750,000 (the “Notes”) and warrants (the “Warrants”) to purchase up to an aggregate of 37,500,000 shares of common stock of the Company (the “Common Stock”) (the “Transaction”). Notes representing up to $2,500,000 in aggregate principal, and Warrants exercisable for up to 25,000,000 shares of Common Stock in the aggregate, may be issued and sold at one or more closings during the 30-day period immediately following the Initial Closing Date. The maximum of $2,500,000 in aggregate principal has been sold as of November 8, 2015. In addition, upon the election of any Investor within the three-year period immediately following the Initial Closing Date, any Investor may purchase an additional Note in the principal amount equal to 50% of the principal amount of the Notes purchased by such Investor at previous closings (the “Option Principal Amount”) and an additional Warrant with an aggregate exercise price equal to such Investor’s Option Principal Amount. The Notes mature three years from the date of issuance (the “Maturity Date”) and, until the Notes are repaid or converted into shares of the Company’s equity securities (“Equity Securities”), accrue payable-in-kind interest at the rate of 10% per annum.

If the Company sells Equity Securities in a single transaction or series of related transactions for cash of at least $2,000,000 (excluding the conversion of the Notes and excluding the shares of Common Stock to be issued upon exercise of the Warrants) on or before the Maturity Date (the “Equity Financing”), all of the unpaid principal on the Notes plus accrued interest shall be automatically converted at the closing of the Equity Financing into a number of shares of the same class or series of Equity Securities as are issued and sold by the Company in such Equity Financing (or a class or series of Equity Securities identical in all respects to and ranking pari-passu with the class or series of Equity Securities issued and sold in such Equity Financing) as is determined by dividing (i) the principal and accrued and unpaid interest amount of the Notes by (ii) 60% of the price per share at which such Equity Securities are issued and sold in such Equity Financing. The Notes, if not converted, shall be due and payable in full on the Maturity Date. The Notes contain customary events of default provisions. In connection with the issuance of the Notes, on October 9, 2015, the Company entered into a Security Agreement with the Investors (the “Security Agreement”) pursuant to which the Company granted a security interest in all of its assets to the Investors as collateral for the Company’s obligations under the Notes. The Warrants are exercisable at $0.10 per share and expire 60 months following the date of issuance. The Warrants are subject to anti-dilution protection, subject to certain customary exceptions.

Under the Purchase Agreement, the Company has agreed to use its reasonable best efforts to prepare and file with the SEC registration statement within 90 days of the Initial Closing Date, covering the resale by the Investors of any Common Stock previously issued to the Investors, and any Common Stock into which the Notes and any convertible promissory notes previously issued to the Investors are convertible and any Common Stock for which the Warrants or any warrants previously issued to the Investors are exercisable.

The foregoing description of the Transaction and summary of the terms of the Purchase Agreement, Security Agreement, Notes, Warrants and related transactions does not purport to be complete and are subject to, and qualified in their entirety by, reference to the 8-K filed on October 16, 2015 together with the complete text of the (i) Purchase Agreement filed as Exhibit 10.1; (ii) Security Agreement filed as Exhibit 10.2; (iii) form of Note issued in the Transaction filed as Exhibit 4.1; and (iv) form of Warrant issued in the Transaction filed as Exhibit 4.2, each of which is incorporated herein by reference.

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

Results of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The discussion of the results of our operations compares the three and nine months ended September 30, 2015 with the three and nine months ended September 30, 2014 and are not necessarily indicative of the results which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions.  We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended September 30, 2015 and September 30, 2014

Results of Operations

	Three Months Ended
	September 30,
	2015	2014
Revenue	108,685	$186,641
Revenue from related party	—	1,125
Total revenues	108,685	187,766

Cost of sales	321,755	264,459
Gross loss	(213,070)	(76,693)
Operating expenses:
Selling & marketing	171,594	546,265
Research & development	92,857	153,188
General and administrative expenses	(27,278)	1,548,851
Amortization & depreciation	128,381	132,104
Operating loss	365,554	(2,457,101)

Unrealized loss on marketable securities	0	(12,000)
Interest income/(expense)	81	(416)

Net (loss)	$(578,543)	$(2,469,517)
Deemed dividend on Series A Convertible preferred stock	-	-
Net loss attributable to common stockholders	(578,543)	(2,469,517)
Net loss per common share – basic and diluted	(0.01)	(0.04)
Weighted average common shares outstanding – basic and diluted	81,800,488	61,062,150

Revenue

For the three months ended September 30, 2015 and 2014, revenue was $108,685 and $187,766, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues decreased due to a change of marketing focus to eliminate non-cash transactions. Additionally, for the three months ended September 30, 2015 and 2014, revenue from related party was $-0- and $1,125, respectively, consisting primarily of revenue from various levels of website design and maintenance.

Cost of Sales

For the three months ended September 30, 2015 and 2014, cost of sales was $321,755 and $264,459, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Loss

An increase in our implementation costs resulted in a gross loss of $213,071 and $76,693 during the three months ended September 30, 2015 and 2014, respectively. Gross loss increased as a result of increased costs of sales together with the decrease in revenues.

Selling and Marketing Expenses

Selling and marketing expenses were $171,594 and $546,265 for the three months ended September 30, 2015 and 2014, respectively.  The decrease resulted from the reduction primarily in staffing levels.

Research and Development Expenses

Research and development expenses were $92,857 and $153,188 for three months ended September 30, 2015 and 2014, respectively. Research and development expenses declined from period to period and reflect the material completion of our product.

General and Administrative Expenses

General and administrative expenses were $(27,278) and $1,548,851 for the three months ended September 30, 2015 and 2014, respectively. General and administrative expenses decreased as a result of employee staff reductions and the associated benefits costs as well as increased stock option and warrant expense recapture due to the forfeiture of unvested awards.

Amortization and Depreciation

Amortization and depreciation expenses were $128,381 and $132,104 for the three months ended September 30, 2015 and 2014, respectively. The decrease in expense was primarily related to a decrease in intellectual property amortization.

Other Income/Expenses

Other income and expenses were income of $81 and charges of $12,416 for the three months ended September 30, 2015 and 2014, respectively.  The resulting change was due to a decrease in interest expense and no further unrealized loss on marketable securities.

Comparative for the Nine Months ended September 30, 2015 and September 30, 2014

Results of Operations

	Nine Months Ended
	September 30,
	2015	2014
Revenue	$314,146	$279,364
Revenue from related party	—	5,375
Total revenues	314,146	284,739
Cost of sales	1,178,388	639,924
Gross profit (loss)	(864,242)	(355,185)
Operating expenses:
Selling & marketing	747,990	1,068,353
Research & development	293,877	391,958
General and administrative expenses	4,161,269	4,352,398
Amortization & depreciation	396,269	347,954
Total Operating Expenses	5,599,405	6,160,663

Operating (loss)	(6,463,647)	(6,515,848)

Unrealized loss on marketable securities	—	(12,000)
Interest income/(expense)	3,345	(7,860)

Net (loss)	$(6,460,302)	$(6,535,708)
Deemed dividend on Series A Convertible preferred stock	(594,641)	-
Net loss attributable to common stockholders	(7,054,943)	(6,535,708)
Net loss per common share – basic and diluted	(0.09)	(0.12)
Weighted average common shares outstanding – basic and diluted	80,007,507	55,993,097

Revenue

For the nine months ended September 30, 2015 and 2014, revenue was $314,146 and $284,739, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues increased slightly due to demand for our platform implementation. Additionally, for the nine months ended September 30, 2015 and 2014, revenue from related party was $-0- and $5,375, respectively, consisting primarily of revenue from various levels of website design and maintenance.

Cost of Sales

For the nine months ended September 30, 2015 and 2014, cost of sales was $1,178,388 and $639,924, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Loss

The increase in our implementation costs resulted in a gross loss of $864,242 during the nine months ended September 30, 2015 as compared to a gross loss of $355,185 for the nine months ended September 30, 2014.

Selling and Marketing Expenses

Selling and marketing expenses were $747,990 and $1,068,353 for the nine months ended September 30, 2015 and 2014, respectively.  The decrease resulted from the establishment of dedicated resources to actively sell and market our products (away from third-party contractors) together with the reduction in staffing costs.

Research and Development Expenses

Research and development expenses were $293,877 and $391,958 for nine months ended September 30, 2015 and 2014, respectively. Research and development expenses were down from the prior year period and reflect the establishment of a dedicated internal research group.

General and Administrative Expenses

General and administrative expenses were $4,161,269 and $4,352,398 for the nine months ended September 30, 2015 and 2014, respectively. General and administrative expenses decrease as a result of staff reductions and the associated benefits costs as well as recapture of expense related to forfeitures of unvested stock options and warrants.

Amortization and Depreciation

Amortization and depreciation expenses were $396,269 and $347,954 for the nine months ended September 30, 2015 and 2014, respectively. The increase in expense was primarily related to an increase in intellectual property amortization.

Other Income/Expenses

Other income and expenses were income of $3,345 and charges of $19,860 for the nine months ended September 30, 2015 and 2014, respectively.  The resulting change was due to a decrease in interest expense and the elimination of any further unrealized loss on marketable securities.

Liquidity and Capital Resources

Working Capital

	At September 30,	At December 31,
	2015	2014
Current Assets	$298,011	$3,274,065
Current Liabilities	355,544	1,156,782
Working Capital	$(57,533)	$2,117,283

The working capital (deficit)/surplus for the periods ended September 30, 2015 and December 31, 2014 was $(57,533) and $2,117,283 respectively. The decrease in working capital was primarily due to a decrease in other assets associated with the settlement of a stock subscription receivable and a decrease in accounts payables and accrued expenses.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. As of September 30, 2015, the Company had a working capital deficit of $57,533. In addition, the Company used net cash in operations of $4,804,778 during the nine months ended September 30, 2015.

Even with a greater focus on cash revenue generation and the ongoing cost reductions, the conditions described in the first paragraph, above, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company has been successful in raising capital in the past, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan.

Cash Flows

	For the nine months ended
	September 30,
	2015	2014

Net Cash (Used in) Operating Activities	$(4,804,778)	$(3,761,754)
Net Cash (Used in) Investing Activities	(88,156)	(556,611)
Net Cash Provided by Financing Activities	3,271,943	4,623,210
Increase (Decrease) in Cash	$(1,620,991)	$304,845

We had cash in the amount of $51,910 and $1,672,901 as of September 30, 2015 and December 31, 2014, respectively.

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

On October 9, 2015 (the “Initial Closing Date”), we entered into a Note and Warrant Purchase Agreement with certain investors for the issuance and sale of convertible promissory notes in an aggregate principal amount of up to $3,750,000 and warrants to purchase up to an aggregate of 37,500,000 shares of common stock of the Company as more fully described in the Subsequent Events discussion above (the “October 2015 Private Placement”). $2,500,000 in aggregate principal has been sold as of November 8, 2015. In view of the recent capital raises, management believes that it has sufficient liquidity to implement the business plan and continue operations into the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure.  Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2015 due to omissions of disclosures in accordance with generally accepted accounting principles that have been substantially corrected as of May 18, 2015. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on July 10, 2015 for a complete discussion relating to the foregoing evaluation of our controls and procedures.

Changes in Internal Control over Financial Reporting

There have been improvements in our internal controls over financial reporting that occurred after the year ended December 31, 2014. In the first quarter of 2015, we implemented the processes to effectively and accurately compute the revenues associated with non-cash transactions and the revenues earned under the percentage of completion methodology. Additionally, we implemented processes to mitigate the issue of sales to customers where collections were not reasonably assured.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in various routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, our management believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on our financial position or results of operations

In April 2015, two purported shareholder class action lawsuits were filed against us and our former officers Nathaniel Bradley and Edward O’Donnell in the U.S. District Court for the District of Arizona. The plaintiffs allege various causes of action against the defendants arising from our announcement that our previously issued financial results for the first three quarters of 2014 and the guidance for the fourth quarter of 2014 and the full year of 2014 could no longer be relied upon. The complaints seek, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees. The Court has not yet appointed a lead plaintiff or lead counsel, and we have not yet responded to the complaints. We believe that the lawsuits have no merit and intend to mount a vigorous defense. Given the current stage of the proceedings in this case, our management currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to these matters.

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

On October 9, 2015 (the “Initial Closing Date”), we entered into a Note and Warrant Purchase Agreement with certain investors for the issuance and sale of convertible promissory notes in an aggregate principal amount of up to $3,750,000 and warrants to purchase up to an aggregate of 37,500,000 shares of common stock of the Company as more fully described in the Subsequent Events discussion above. $2,500,000 in aggregate principal has been sold as of November 8, 2015.

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

Use of Proceeds from Public Offering of Common Stock

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16 day of November, 2015.

AUDIOEYE, INC.

By:	/s/ Carr Bettis
Carr Bettis
Executive Chairman

By:	/s/ Sean Bradley
Sean Bradley
President

