Form 10-K
period 2015-12-31
AUDIOEYE INC
filed 2016-03-30
CIK 1362190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of June 30, 2015 was $8,756,678.

As of March 30, 2016, 81,717,154 shares of the registrant’s common stock were issued and outstanding.

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

As used in this annual report, the terms “we,” “us,” “our,” “AudioEye” the “Firm” the “Company” and similar references refer to AudioEye, Inc.

Overview

AudioEye is a marketplace leader providing web accessibility solutions for our clients’ customers through our Ally Platform Products. Our technology advances accessibility with patented technology solutions that reduce barriers, expand access for individuals with disabilities, and enhance the user experience for a broader audience of users. When implemented, we believe that our solutions offer businesses the opportunity to reach more customers, improve brand image, and build additional brand loyalty.  In addition, our solutions help organizations comply with internationally accepted Web Content Accessibility Guidelines (WCAG) as well as US, Canadian, Australian, and United Kingdom accessibility laws.

We generate revenues through the sale of subscriptions of our software as a service (SaaS) technology platform, called the AudioEye Ally Platform, to website owners, publishers, developers, and operators and through the delivery of managed services combined with the implementation of the AudioEye solution. Our solutions have been adopted by some of the largest and most influential companies in the world. Our customers span disparate industries and target market verticals, which encompass (but are not limited to) the following categories: human resources, finance, transportation, media, and education. Government agencies have also integrated our software in their digital platforms.

Industry Background

Millions of Internet users suffer disabilities that prevent them from accessing and using information on an equivalent basis. If not coded properly, a website may not offer full functionality for all users, in particular for users of assistive technology (AT), such as a screen reader. As a result, they may exclude potential customers. These sites also may not comply with U.S. and foreign laws addressing equal access and digital inclusion.

Traditional solutions addressing web accessibility may be costly and difficult to implement. Historically, the process for achieving compliance has been driven by costly consulting services and has not fully utilized emerging technologies to reduce the compliance cost burden. At the same time, web accessibility efforts have generally focused on a limited number of disability use cases, leaving many users’ accessibility needs for digital inclusion unaddressed. Businesses may have been reluctant to invest further in web accessibility solutions due to a perceived lack of commercial return on the significant investment required in order to design and implement a thorough and usable compliance solution.

Conventional solutions have been developed to help users access websites, but these systems often require software to be installed on the user’s computer.  Many of these solutions are tailored to single or a limited number of use cases and do not encompass multiple tool sets for addressing a wider range of use cases.  In some cases, these systems can be costly, unwieldy and inconvenient.  Furthermore, the assistive software’s ability to understand, process, and interpret complex and dynamic web applications that are prevalent across the web, today, is dependent on the quality in which the code was designed and developed, including the level to which the website adheres to best practices and standards.

The AudioEye Solution

AudioEye uses proprietary technology and development tools to offer web accessibility solutions that offer significant savings in time and money relative to traditional solutions. Our compliance solutions focus on rapid remediation of the most important accessibility issues, followed by in-depth analysis identifying and addressing a more comprehensive compliance program. Our technology was built to not only provide users with a cloud-based assistive toolset that gets embedded and made freely available to users within our client websites, but to also improve the code in a way that optimizes the user experience for users of existing third-party assistive technologies, such as screen readers.

Remediation

By deploying AudioEye remediation technology to fix common and high-impact issues, AudioEye is able to improve the usability of our client sites on the first day that they implement our solution into their site. Over a period that we believe averages approximately 90 days, with actual time dependent on the complexity of the client’s web site and other client-specific factors, our proprietary Developer Tools empower AudioEye engineers to run in-depth analysis to fully understand and manually fix issues. For organizations that do not want a managed SaaS solution and prefer to achieve WCAG 2.0 Level AA compliance on their own, our cloud-based Developer Portal provides them with a comprehensive single-source solution for tracking and maintaining a compliance audit of their web environments.  These tools, combined with managed services that include AT testing and support services, provide transparency for our clients affording product owners to better understand accessibility and usability issues as they look to fix issues at the source. Ultimately, we hope our clients learn to develop with web accessibility in mind. Each month, AudioEye fixes millions of website problems for its clients; these site improvements help prevent usability issues and may enhance the user experience for site visitors – in particular, those customers accessing websites through the use of assistive technology such as those provided by Microsoft, Apple, Google, and others.

Business-Driven Accessibility

In addition to our compliance solutions, AudioEye offers business-driven, cloud-based tools that enable our clients to provide a more accessible, usable, and customizable experience to their customers. Fixing digital experiences for end users leveraging their own assistive technology is just one focus for meeting the needs of our targeted end-users. In addition to AT users, a much larger demographic of users (many of whom do not self-identify - or report - themselves as having a disability or impairment) may benefit from the availability of free user-friendly tools that allow them to customize and optimize their digital experience. In short, we seek to enhance the user experience for all individuals who arrive at digital experience without having full access and the type of high-quality user experience they deserve. Our mission is not only one of inclusion but to also provide a superior user experience for anyone accessing our proprietary assistive tools.

Implementation

We offer solutions that enable our clients to enhance their brand by demonstrating a robust approach to web accessibility. When adopting our technology, clients implement the Ally+ Toolbar into their website. By embedding the AudioEye JavaScript, our clients can offer our Ally+ patent-protected AT-in-the-Cloud solution that provides our clients’ new and returning customers the opportunity to thoroughly engage and interact with client websites in a more meaningful and fully customizable way, regardless of their device type, language preference, or preferred method of access. From the toolbar, site visitors are provided with a Player utility that allows them to listen to the content of the website read aloud, a Reader utility that allows them to customize the visual display of the website, a Voice utility that allows them to command the browser using their voice, and a Certification statement that helps our client promote their commitment to accessibility and digital inclusion.

These tools offer benefits to a broad range of site visitors, in particular aging populations and individuals who have vision, hearing, motor and intellectual disabilities, including those who are color blind, dyslexic, learning to read, and looking to maintain focus, or multi-task.

AudioEye provides our customers with detailed remediation statistics and analytics that demonstrate utilization of the Ally+ solution. This provides our clients with prompt feedback into the different ways in which their site visitors are engaging with their optimized website and digital content. These regularly processed confidential reports detail the usage experience of each end-user customer and tracks the time and interests of the user across the Ally+ experience.

Intellectual Property

Our technology development was initiated at the University of Arizona Science & Technology Park in Tucson, Arizona. In 2006, we received technology development venture funding from the Maryland Technology Development Corporation (TEDCO), which contributed to the development of our platform strategy. Beginning in 2009, we engaged in a multi-year technology development program with the Eller College of Management’s Department of Management Information Systems at the University of Arizona.  In connection with our proprietary technology, our company has been issued a number of U.S. patents in two distinct patent families.  Today, an experienced team of in-house engineers, designers, and developers in our Atlanta, GA, and Tucson, AZ, offices develop the Company’s technology & software and are actively engaged in the expansion of the AudioEye IP Portfolio.

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

Our current patented invention relates to a server-side method and apparatus that enables users to audibly navigate websites and hear high-quality streaming audio narration and descriptions of websites.  This patented invention involves creating an audio-enabled web experience by utilizing voice talent and automated text-to-speech conversion methods to read and describe web content. It involves the creation of audio files for each section within a website, and then assigning a hierarchy and navigation system in line with the website design.  To implement the system, a script is installed across the pages of the website and, when loaded, it plays an audible tone upon a user’s visit indicating that the website is enhanced with our proprietary technology.  Upon hearing the tone, a user presses a key on the keyboard to enter the audible website.  Audible narration is played through the user’s computer, reading text and describing non-text information, such as images.  The narration includes menus for navigating the site which have a hierarchy in line that of the original website.  Users navigate the website menus and move from webpage to webpage by making keystrokes or using a mouse.

Our current portfolio has established a foundation for building unique technology solutions that contribute to the way in which we differentiate ourselves from other competitors in the B2B Web Accessibility marketplace. We plan to continue to invest in research and development, and expand our portfolio of proprietary intellectual property.

Business Plan and Strategy

Leveraging our own patented and patent pending Ally Platform product suite, we provide cloud-based, enterprise-grade technology solutions, as well as managed services to fully implement our solution and provision our clients’ sites to conform with web accessibility best practices. Our technology and professional service offerings may be purchased through a subscription for either a one year or multi-year term. Functionally, the business is organized into Technology, Operations and Customer Support, Sales and Marketing, and Intellectual Property Development.  Intellectual Property Development is tasked with the development of new leading edge intellectual property.

Through the sale of managed and self-service contracts, our business model is to sell Business to Business and to secure revenue from multiple business channels, including (but not limited to): corporate website owners, publishers, developers, and operators, federal, state and local governments, educational institutions and e-learning websites, and not-for-profit organizations.

In what Forrester has called the “age of the customer”, we believe that, by adopting our solutions, our customers gain a competitive advantage by ensuring a superior digital experience for all of their customers, in particular for persons with diverse abilities. Some of the many leading advantages of our solution, include:

1.	Maintaining a mission of inclusion and accessibility for the 5%-10% of the population with a disability or physical limitation who are denied full access to online digital content.
2.	Increasing the client Return On Investment by improving market penetration, brand reputation and brand loyalty.
3.	Ensuring conformance with WCAG 2.0 Level AA success criteria.
4.	Deploying a cost effective and reliable solution that is scalable with rapid deployment and little to no project management.
5.	Consistently providing an enhanced customer experience for our client customers by providing access to innovative and universally designed technology solutions.

Our primary objective is to establish and maintain a long standing relationship with our customers, as a trusted and relied upon provider of web accessibility technology and service. The key tenants of this strategy, include:

1.	Continually innovating and strengthening the capabilities of our solution offering to attract new customers and entice existing customers to expand their level of service.
2.	Providing industry-leading analytics and site analysis reports that demonstrate a clear Return on Investment.
3.	Maintaining a consistent record of low customer attrition through ongoing subscription renewals.
4.	Expanding customer adoption across different target market vertical and leveraging strong customer relationships to establish a significant portfolio of clients within each vertical.
5.	Establishing a global client-base that demonstrates a clear and high level of value within the context of disparate international laws and regulations surrounding the issue of web accessibility and best practices.
6.	Leveraging our board of directors and advisory board members to shorten sales cycles and to gain support and buy-in from C-level executives.
7.	Investing in a long-term patent protection strategy to ensure industry leading technological innovations are protected.
8.	Leading the dialogue and establishing our voice as technology leaders as it pertains to industry related topics, news, developments and events

Product Service Offerings

We offer a diversified portfolio of service offerings that are broken into three broad business categories: Subscription of our Web Accessibility Technology Platform and Managed Services.

Our Web Accessibility Technology Platform (The AudioEye Ally Platform), consists of the AudioEye Developer Portal and the Ally+ Product, which are offered as an Internet Cloud Software as a Service (SaaS) subscription service. AudioEye offers three (3) distinct Web Accessibility solution offerings: Developer Portal, AudioEye Ally+ Standard Package, and the AudioEye Ally+ Premium Package.

The AudioEye Developer Portal empowers web developers to improve their website using the most current, innovative, and industry-leading tools. Primarily, the Developer Portal is a self-service solution for clients who want to own the accessibility process from beginning to end and puts the power of accessibility issue tracking, auditing and remediation in the hands of developers to improve the usability and accessibility of their web infrastructure. Customers leveraging the Developer Portal have the option of embedding the AudioEye JavaScript into the front-end of their website, allowing them to not only get the benefits of auto-fixes that improve the usability and compliance level of their site, but it also allows them to manage the remediation process in a controlled environment that serves as an important resource for ongoing site auditing and issue tracking. At the same time, for organizations that are developing for accessibility, this robust site evaluation tool provides detailed information to help developers and designers fully understand the identified issues as well as the different WCAG 2.0 best-practices that may be implemented in order to improve their website through changes implemented at the source.

For organizations looking to offload the accessibility process, the Ally+ Standard Package allows AudioEye Accessibility Engineers and AT Usability Testers to do all the heavy lifting in order to achieve accessibility and compliance for our clients. This unique offering leverages a balance of system and engineer generated remediation techniques to programmatically fix website problems that inhibit full access to our client’s electronic information technologies (EIT). By providing our customers with full access to the Developer Portal and working with them on a long term basis to provide automated and manual testing in order to fully understand the issues of accessibility and how to develop with web accessibility in mind, AudioEye is able to reduces the burden on IT resources, leaving only a limited work for finite client resources. In conjunction with the implementation of the AudioEye JavaScript, AudioEye makes available the option to publish the Ally+ Toolbar, which includes the Help Desk and Certification Statement. The Help Desk provides support for end users who have issues accessing content, while the Certification Statement outlines our client’s commitment to providing an accessible and usable website experience for individuals with disabilities. As part of the Ally+ Service, AudioEye makes available detailed reporting that provide the client with the results of remediation efforts.

The AudioEye Ally+ Premium Package goes a significant step further. In addition to providing our clients with all the benefits that coincide with the Ally+ Standard Package, the Ally+ Premium solution expands the capabilities of the Ally+ Toolbar to include easy-to-use, cloud-based assistive tools that allow our clients to enhance the customer experience for those looking to customize the way in which they engage with the web browser. The Ally+ patent-protected AT-in-the-Cloud solution provides our clients’ site visitors with the opportunity to thoroughly engage and interact with our clients’ websites in a more engaging and fully customizable way, regardless of their device type, language preference, or preferred method of access.

From the Ally+ Toolbar, users may engage the Player utility that mirrors the features and functions of traditional screen reader software, allowing the user to engage with the web environment by using their keyboard (instead of a mouse) and listening to content instead of reading. Further, the built-in Reader utility allows users to enlarge the viewport, increase font sizes, change color contrast, highlight text as it is being read aloud, reduce clutter and distracting content, simplify and normalize the user interface (including complex site menus) and other features intended to optimize the user experience for addressing specific use cases. Lastly, in 2016, AudioEye is releasing the first iteration of it’s Voice utility, which allows site visitors to command the website user experience using basic and standardized verbal commands. The free assistive tools made available within websites enabled with the AudioEye solution have benefits for all site visitors, but, in particular, aging populations and individuals who have vision, hearing, motor and intellectual disabilities, including those who are color blind, dyslexic, learning to read, and looking to maintain focus, or multi-task. The AudioEye Ally+ Premium Package has a variable component that requires premium pricing. Customers adopting this service also receive quarterly reports detailing usage analytics.

As an additional revenue center, AudioEye provides Managed Services that support the SaaS Model infrastructure. When clients adopt the Developer Portal as a self-service tool, AudioEye markets and sells managed services that include the following: Product Support, Accessibility Training from accessibility engineers & subject matter experts, Manual Assistive Technology Usability Testing, and other ad hoc services such as Video Transcription & Captioning, Manual Document Remediation (PDFs, et al), Audio Description Authoring, Accessibility Help Desk, and more. These same services are also provided to those customers adopting the Ally+ Managed Service solution and go beyond the inherent managed services that coincide with the implementation of website remediation, the provision of the Ally+ Player, Reader, and Voice utilities, and, ultimately, the certification of our clients’ web infrastructure.

Customers

Our potential customer base includes a broad range of private and public sector customers, in particular:

•	Corporate Enterprise
•	Federal, State and Local Governments and Agencies
•	Not-for-profit Organizations

If we are unable to establish, maintain or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate and our growth may be limited. The Company had two major customers including their affiliates which generated approximately 58% (56.3% and 1.7%) and 87% (77% and 10%) of its revenue in the fiscal years ended December 31, 2015 and 2014, respectively.

Corporate Enterprise

Our management believes that corporate enterprise is a large market for the Company’s products and services. Management believes that the AudioEye Ally+ Premium product provides a business advantage for our clients by enabling them to better reach the large population of customers who are not able to gain equal access to our client’s content, products and services delivered via their websites.

Title III of the Americans with Disabilities Act was enacted to help eliminate barriers to access. Just as building owners must implement physical accommodations to remove any physical barrier to access, transportation, or communication, website owners must adhere to Web Accessibility best practices in order to ensure barrier-free access to their websites and online materials. Over time, a website owner must maintain and prove their implementation of those techniques, such as those outlined within the globally recognized Web Content Accessibility Guidelines (WCAG) 2.0. Overall, there are over 6 million business (666,000 public and private employers) that must comply with ADA Laws (source: http://www.ada.gov/pubs/mythfct.txt)

Internet technologies have the potential to give persons with disabilities the means to live on a more equitable basis within the global community in a manner that previously was not possible. Our management believes that there is significant market opportunity for our services as most websites are developed with the assumption that users can visually see the site. According to a study commissioned by Microsoft, conducted by Forester Research, Inc., 22% (37.2 million) of working-age adults are very likely to benefit from the use of accessible technology due to a severe difficulties and impairments (source: http://www.microsoft.com/enable/research/phase2.aspx). Persons with disabilities form the world’s largest minority according to the United Nations. One billion people are estimated by the World Health Organization to have a disability. According to a 2012 report from the United States Census Bureau, the overall percentage of people with a disability in the US was 12.1 percent (source: http://www.disabilitystatistics.org/reports/2012/English/HTML/report2012.cfm).

Equally significant to this analysis of market size are the studies surrounding the market influence of this demographic. Consumers are good to businesses that do good and through cause related marketing strategies, there exists a non-trivial business opportunity. The disability market represents an annual disposable income of $1 trillion—and $544 billion in the U.S. alone. When you include friends and family, this adds another 2.3 billion people who control an incremental $6.9 trillion in annual disposable income (source: Fifth Quadrant Analytics – The Global Economics of Disability Report - http://returnondisability.com/disability-market/). According to IBM, “approximately 420 million people worldwide are age 65 or older, and this number is expected to increase dramatically over the next two decades. This market is likely to have significant disposable income and retirement investments. (Source: IBM and Banking: Reaching New Markets. Meeting Customer Needs. - https://www-03.ibm.com/able/dwnlds/BusinessAdvantBanking-ExecBrief-accessible.pdf)

Government and Not-for-Profit Organizations Market

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

Seniors and print-impaired individuals need the Internet’s critical access to fundamental state, local and federal government services and information such as tax forms, social programs, emergency services and legislative representatives. In addition, the roughly 120,000 federal employees with disabilities require Internet accessibility for workplace productivity. The AudioEye Reader in the cloud provides an intuitive Internet experience across all Internet-enabled devices without imposing any additional costs on end users. For government site administrators, our developer tools are designed to be user-friendly so that sites can be made accessible and maintained as part of any web management process.

In October 2010, Congress passed - and the President signed into law - the Twenty-First Century Communication and Video Accessibility Act of 2010, which mandates that all government websites (city, state and federal) be compliant and provide accessibility to persons with disabilities. Since this time, a growing number of legal mandates point to the WCAG 2.0 standard – sources range from the Department of Justice (DOJ), the U.S. Access Board, and the Office of Civil Rights (OCR); The Company can help alleviate the risk that comes with non-conformance to these accepted guidelines and principles. Over 100 Governments have signed and ratified the UN Convention on the Rights of Persons with Disabilities. The Company’s certification seal demonstrates a website owner’s commitment to meeting internationally accepted accessibility standards (limited exclusions apply). As a result, our management believes that providing accessibility services for website owners and developers has become a significant market opportunity in view of the potential demand for our patented solutions.

The AudioEye solution provides a unique approach to solving a pervasive issue that has inhibited government agencies from embracing efficiencies gained through adopting new cost-effective technological capabilities. More and more federal agencies are beginning to embrace cloud-based service offerings and leveraging the capabilities afforded through the adoption of third-party cloud-based service providers. In many cases, when deployed, a deep understanding of the level of adherence to accessibility is overlooked or, in other cases, lack of adherence to accessibility restricts the federal agency from, ultimately, implementing the 3rd party solution. This hindrance is problematic for agencies that are striving to move their organizations ahead and keeping pace with the many benefits that come with integrating enterprise-level software solutions. Implementing the AudioEye solution allows federal, state, and local governments to provide constituents with a reliable, scalable, and fully accessible web environment. By pairing the AudioEye Solution with other disparate SaaS offerings, organizations can more readily comply with ADA standards. Implementing AudioEye mitigates risk of non-conformance and goes beyond basic levels of compliance through the inclusion of free cloud-based assistive tools, which lives up to the spirit of ADA - a noble and necessary aspiration for all federal and state government agencies.

Our solutions are sold by our direct sales team and through strategic partnerships and resellers. This strategy enables us to address all of the broad markets covered by our technology and allows for a depth and market penetration that we could never approach on our own.

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

Potential additional market segments of focus include, but not limited to:

•	Finance & Banking Institutions
•	Public & Private Transportation Companies
•	Air Carriers (as a result of the Air Carrier Access Act – ACAA - recently updated by the United States Department of Transportation)
•	Educational Institutions (as a results of frequent and recent settlement agreements involving and structured by the Department of Justice)
•	Software as a Service SaaS Providers

Marketing and Sales

In addition to direct sales with industry specialization and geographical diversification, we use strategic business development referral partners, who maintain a long standing successful track record in securing introductions with C-level executives and key stakeholders that directly influence the buying decision of our technology and services. As a proven means of breaking down barriers to entry and shortening sales cycles, these strategic relationships contribute to the success of our sales operation. Conveying the Return on Investment of our technology to our prospective clients is critical as a differentiator in our space. Success in all these efforts is not only critical in order to meet our sales objectives, but they also raise market awareness of the Company’s products and brand.

In addition, the Company attends selected accessibility and industry trade conferences, maintains memberships with key, industry-specific organizations, serves as subject matter experts within well-attended panels covering industry related topics, leverages paid SEO for those looking online to learn about or purchase accessibility products or services, and a variety of other conventional marketing and social marketing techniques.

Competition

Our management believes that the Company’s technology and solutions will primarily compete against the following:

1.	Web Accessibility Assessment Technology Providers. There are a small number of Web Accessibility audit and tracking platform providers but we do not believe their technology solutions offer the specific functionality offered through the AudioEye Developer Portal. Furthermore, their solutions are currently more standalone in that they are not combined with a cloud-based tool with a full suite of comparable assistive tools for end-users.
2.	Web Accessibility Remediation Technology Providers. Currently, other technology provider(s) that utilize technology to apply compliance remediation through a server-side technology do not pair their solution with a full suite of assistive tools for end-users and is, therefore, limited in its capacity to provide a fully inclusive user experience for the customers adopting the technology.
3.	Web Accessibility Consulting Service Providers. There is a substantial number of consulting service providers in the Web Accessibility industry. Each generally provides an analysis of the various compliance issues associated with their client’s websites. They ultimately provide resources and assistance in applying fixes and changes at the source. While we provide these services, we also provide tools that empower a fully managed service, as well as tools that empower self-directed developers to fix issues without requiring source-code remediation.
4.	Cloud-Based Assistive Technology Providers. There are other cloud-based assistive technology providers. However, they do not offer a screen-reader-like experience with mouse-less navigation and do not offer a solution with compliance detection and remediation for users of existing, native assistive technologies, such as screen readers. The Company’s patent portfolio should also help preclude competitors from competing as it pertains to this specific category.

Competitive Strengths

Our management believes the following competitive strengths will enable our success in the marketplace:

•	Unique Combination of Technology and Specialized Managed Service. Our management believes, unlike any other company in the marketplace, AudioEye has addressed the problem of Web Accessibility, holistically, and has uniquely positioned itself to provide a combination of leading edge technology and high-quality specialized managed service. Our one-of-a-kind, combined solution empowers our clients to ensure the highest level of access and usability across their digital infrastructure, while reducing burden on finite IT resources, which leads to cost-savings and reduced time-to-market. Our management believes that the AudioEye solution allows our customers to focus not only on achieving compliance, but also enables a tangible and non-trivial ROI – a true competitive advantage. This ROI is derived from opening up access to the 5%-10% of the population with a disability or physical limitation. This has allowed our clients to reach more customers, improve brand image, and build additional brand loyalty from their customers in a competitive manner.

•	Unique patented technology. First and foremost, AudioEye builds all its products with the primary goal of enhancing the user experience, in everyway possible, regardless of the end-user’s individual disability or physical limitation. AudioEye is a marketplace technology leader providing unparalleled Web Accessibility solutions for our clients’ customers through our Ally Platform Products. We own a unique patent portfolio comprised of six issued patents in the United States, we have received a notice of allowance from the U.S. Patent and Trademark Office for a seventh patent, and have additional U.S. patents pending. Our portfolio includes patents and pending patent applications in the United States with over 60 issued claims. Our current portfolio has established a foundation for building unique technology solutions that contribute to the way in which we differentiate ourselves from other competitors in the B2B Web Accessibility marketplace. We are actively pursuing the expansion of this portfolio to include a broad range of pertinent and novel concepts that AudioEye has employed (or is in the process of employing) for our growing client list. In this continued pursuit of expanding the capabilities of our technology and meeting the demands of our customers, AudioEye is committed to growing its IP portfolio.

•	Highly experienced inventors, technologists and product development team. Our team is comprised of experienced software, e-commerce, mobile marketing and Internet broadcasting developers and technologists that have worked together for over fifteen years. During their careers, this team has developed several technologies programs for Fortune 500 organizations; federal, state and local governments in the United States, and several leading organizations across the global marketplace.

Patent and Trademark Rights

We have a portfolio comprised of six approved patents in the United States, we have received a notice of allowance from the U.S. Patent and Trademark Office for a seventh patent, and we have several additional patents that are either pending or are being prepared for filing.

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

Government Regulation

Government regulation in the United States that affects the market and commercial potential for our products and services includes the Rehabilitation Act of 1973, the American with Disabilities Act of 1990, Section 508 of the Rehabilitation Act, Section 504 of the Rehabilitation Act, the Twenty-First Century Communications and Video Accessibility Act of 2010 (CVAA), the Air Carrier Accessibility Act (ACAA), and various State Laws.

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

The Americans with Disabilities Act of 1990 (ADA) was passed to ensure equal opportunity for people with disabilities. It applies to employment, transportation, state and local government services, and businesses that provide public accommodations or facilities.

Title II and Title III of the Americans with Disabilities Act (ADA) prevent discrimination on the basis of disability in services, programs, and activities provided by public entities (Title II) and private entities considered to be places of public accommodation (Title III). The Department of Justice (DOJ) issues regulations implementing those mandates, and is currently in the process of formulating rules regarding the accessibility of websites and mobile applications. The DOJ has divided its rulemaking into two efforts: the first will provide guidance to state and local entities to comply with Title II, and the second will establish rules for private entities to comply with Title III. The DOJ has delayed issuing those rulemakings several times; recent predictions suggest that the DOJ will issue the proposed rules in 2015. The DOJ has released abstract summaries for both rulemakings.

Learn more at www.ada.gov

Section 508 of the Rehabilitation Act Requires that federal agencies’ electronic and information technology is accessible to people with disabilities, including employees and the public.

The US Government Access Board is expected to update the requirements to Section 508 compliance standards, commonly referred to as the “Section 508 Refresh,” further formalizing the mandate to adhere to specific web accessibility best practices, namely those outlined under the Web Content Accessibility Guidelines (WCAG), the international standards for web accessibility. Already, a growing number of legal mandates and recent settlements point to the WCAG 2.0 standards as well as making it a requirement to hire third-party Accessibility Subject Matter Experts to maintain an accessibility audit and provide certification – sources range from the Department of Justice (DOJ), the U.S. Access Board, and the Office of Civil Rights (OCR)

For more information visit www.section508.gov

Section 504 of the Rehabilitation Act entitles individuals with disabilities to equal access to any program or activity that receives federal subsidy – this includes Web-based communications for educational institutions and government agencies.

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

Per the Department of Transportation, The Air Carrier Access Act (ACAA, 49 U.S.C. 41705) prohibits discrimination by U.S. and foreign air carriers on the basis of physical or mental disability. The Department of Transportation, in interpreting and implementing the ACAA, has issued a rule setting forth the standards of service which air carriers are expected to provide to disabled individuals.

Beyond the federal level, many states have enacted accessibility laws and, going further, internationally, over 100 Governments have signed and ratified the UN Convention on the Rights of Persons with Disabilities.

Given the many government regulations in place and/or in process, actions must be taken in order for businesses to comply with best practices and international standards. This presents a significant business opportunity as more pressure is being put on businesses and organizations to improve the accessibility of their web environments. In addition, from a risk mitigation standpoint, it is best if they consistently and reliably track and demonstrate their level of conformance to these internationally recognized standards over time, the Web Content Accessibility Guidelines (WCAG) 2.0).

Employees

As of December 31, 2015, we had 22 full-time employees.  None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good.

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

Reports to Security Holders

We are not required to deliver an annual report to our stockholders, but will voluntarily send our annual audited financial statements upon request. We are required to file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.

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

Risks Relating to Our Business and Industry

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern.

Our auditors, MaloneBailey LLP, have indicated in their report on the Company’s financial statements for the fiscal year ended December 31, 2015 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations.  A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives.

As of December 31, 2015, the Company had working capital of $913,741 but the Company used net cash in operations of $5,474,454 during the twelve months ended December 31, 2015.  Even with a greater focus on cash revenue generation and the ongoing cost reductions, the conditions described in the first paragraph, above, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company has been successful in raising capital in the past, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan.

We have a history of generating significant losses and may not be able to achieve and sustain profitability.

To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis.  We incurred net losses of $7,209,145 for the year ended December 31, 2015.  As of December 31, 2015, we have an accumulated deficit of $24,239,431 and working capital of $913,741.  If we continue to experience losses, we may not be able to continue our operations, and investors may lose their entire investment.

Our future development requires substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, which would prevent us from fully developing our business and generating revenues.

As of December 31, 2015, our cash available was $1,687,257.   Our business plan will require additional capital expenditures, and our capital outlays could increase substantially over the next several years as we implement our business plan.  As a result, and since we do not believe we will operate profitably during that period, we expect that we will need to raise substantial additional capital, through future private or public equity offerings, strategic alliances or debt financing.  Our future capital requirements will depend on many factors, including:  market conditions, sales personnel cost, cost of litigation in enforcing our patents, and information technology (IT) development and acquisition costs. No assurance can be given that we can successfully raise additional equity or debt capital, or that such financing will be available to us on favorable terms, if at all.

We are subject to ongoing Litigation

In April 2015, two shareholder class action lawsuits were filed against us and our former officer Nathaniel Bradley and former officer Edward O’Donnell in the U.S. District Court for the District of Arizona. The plaintiffs allege various causes of action against the defendants arising from our announcement that our previously issued financial results for the first three quarters of 2014 and the guidance for the fourth quarter of 2014 and the full year of 2014 could no longer be relied upon.  The complaints seek, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees. The Court has appointed a lead plaintiff and lead counsel. We have responded to the complaints and also filed a motion to dismiss. We believe that the lawsuits have no merit and intend to mount a vigorous defense. Given the current stage of the proceedings in this case, our management currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to these matters. As of December 31, 2015, we have paid the deductible pursuant to the D&O insurance policy, in the amount of $100,000 regarding this matter.

We may become involved in various other routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, our management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

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

Our revenue and collections may be materially adversely affected by an economic downturn.

Current macroeconomic conditions continue to show signs of volatility and potential weakness. We believe commercial purchasing habits and corporate information technology budgets have improved modestly in recent years, but remain relatively constrained and subject to such volatile and uncertain economic conditions. Any deterioration in prevailing economic conditions would likely result in reduced demand for our services and products, which could have a material adverse effect on our business financial position or results of operations.

An increase in market interest rates could increase our interest costs on future debt and could adversely affect our stock price.

If interest rates increase, so could our interest costs for any new debt.  This increased cost could make the financing of any acquisition costlier.  We may incur variable interest rate indebtedness in the future.  Rising interest rates could limit our ability to refinance debt when it matures, or cause us to pay higher interest rates upon refinancing and increased interest expense on refinanced indebtedness.

We are dependent on certain members of our management and technical team.

Investors in our common stock must rely upon the ability, expertise, judgment and discretion of our management and the success of our technical team in exploiting our technology.  Our performance and success are dependent, in part, upon key members of our management and technical team. The departure of key persons could be detrimental to our future success. Members of our current management hold a significant percentage of our common stock.  We cannot assure you that our management will remain in place.  We do not maintain “key person” life insurance policies. The loss of any of our management and technical team members could have a material adverse effect on our results of operations and financial condition, as well as on the market price of our common stock.

We intend to pursue new strategic opportunities which may result in the use of a significant amount of our management resources or significant costs, and we may not be able to fully realize the potential benefit of such transactions.

We intend to seek other strategic partners to help us pursue our strategic, marketing, sales or technical objectives. Although we may devote significant time and resources in pursuit of such transactions, we may struggle to successfully identify such opportunities, or to successfully conclude transactions with potential strategic partners. Should we be unable to identify or conclude important strategic transactions, our business prospects and operations could be adversely affected as a result of the devotion of significant managerial effort required, and the challenges of achieving our objectives in the absence of strategic partners. In addition, we may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining its operations if such a transaction is completed.  In the event that we consummate an acquisition or strategic alternative in the future, we cannot assure you that we would fully realize the potential benefit of such a transaction.

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

At present, we do not have any active or pending litigation related to the violation of our patents. We expect the number of third parties to grow in number who could violate our patents as the market develops new uses of similar products and consumers begin to increase their adoption of the technology and integrate it into their daily lives. We do foresee the potential need to enter into active litigation to defend the enforcement of our patents. We anticipate that these legal proceedings could continue for several years and may require significant expenditures for legal fees and other expenses.  In the event we are not successful through appeal and do not subsequently obtain monetary and injunctive relief, these litigation matters may significantly reduce our financial resources and have a material impact on our ability to continue our operations. The time and effort required of our management to effectively pursue these litigation matters may adversely affect our ability to operate our business, since time spent on matters related to the lawsuits will take away from the time spent on managing and operating the business. We cannot assure that any such potential lawsuits will result in a final outcome that is favorable to our shareholders or the company.

We have experienced and will continue to experience competition as more companies seek to provide products and services similar to our products and services; and because larger and better-financed competitors may affect our ability to operate our business and achieve profitability, our business may fail.

We expect competition for our products and services to become more intense. We compete directly against other companies offering similar products and services that will compete directly with our proposed products and services.  We also compete against established vendors in our markets.  These companies may incorporate other competitive technologies into their product offerings, whether developed internally or by third parties.  There are also established consultants who offer services to help their customers obtain compliance with accessibilities standards. In many cases these consultants compete for the same funding from our prospective customers. For the foreseeable future, substantially all of our competitors are likely to be larger, better-financed companies that may develop products superior to our current and proposed products, which could create significant competitive advantages for those companies.  Our future success depends on our ability to compete effectively with our competitors.  As a result, we may have difficulty competing with larger, established competitors.  Generally, these competitors have:

•	substantially greater financial, technical and marketing resources;
•	a larger customer base;

•	better name recognition; and
•	more expansive or different product offerings.

These competitors may command a larger market share than us, which may enable them to establish a stronger competitive position, in part, through greater marketing opportunities.  Further, our competitors may be able to respond more quickly to new or emerging technologies and changes in user preferences and to devote greater resources to developing new products and offering new services.  These competitors may develop products or services that are comparable or superior to ours.  If we fail to address competitive developments quickly and effectively, we may not be able to remain a viable business.

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

As pressure of legal ramifications from non-compliance with Web Accessibility increases, clients may be less inclined to permit or may delay AudioEye from promoting client relationships and/or the specifics associated with those relationships, and if this restricts our public communications with investors and shareholders, it may negatively impact our ability to gain interest in our business from investors and shareholders.

Due to an undefined regulatory environment and a heightened sensitivity by plaintiffs seeking retribution for inaccessible and unusable digital interfaces, any organization may be sued or served legal demands claiming non-compliance. As these demands may be served with or without merit, they present a new level of risk for website owners and publishers. In an effort to avoid any potential unwanted attention pertaining to the subject of compliance, AudioEye clients may enforce rigid stipulations pertaining to AudioEye’s promotion of their involvement or engagement with AudioEye, regardless of the level of success or positive impact any such engagement may have or have had on their business. Whether through the enforcement of Non Disclosure Agreements or through specific non-disclosure language associated with client contracts, if AudioEye is not empowered to promptly make public announcements about its client base and the adoption of AudioEye products and services, it may have a deleterious effect on the company’s capacity to accelerate its business growth or attract investment from shareholders.

Our business greatly depends on the growth of online services, streaming, file transfer and other next-generation Internet-based applications.

The Internet may ultimately prove not to be a viable commercial marketplace for such applications for a number of reasons, including:

•	unwillingness of consumers to shift to and use other such next-generation Internet-based audio applications;
•	refusal to purchase our products and services;
•	perception by end-users with respect to product and service quality and performance;
•	limitations on access and ease of use;
•	congestion leading to delayed or extended response times;
•	inadequate development of Internet infrastructure to keep pace with increased levels of use; and
•	increased government regulations.

If the market for our online services does not grow as anticipated, our business would be adversely affected.

While other next-generation Internet-based applications have grown rapidly in personal and professional use, we cannot assure you that the adoption of our products and services will grow at a comparable rate, or grow at all.

We expect that we will experience long and unpredictable sales cycles, which may impact our operating results.

•	We expect that our sales cycles will be long and unpredictable due to a number of uncertainties such as:

•	the need to educate potential customers about the current state of accessibility for those with disabilities.;
•	customers’ willingness to invest potentially substantial resources and infrastructures to take advantage of our products and services;
•	customers’ budgetary constraints;
•	the timing of customers’ budget cycles; and
•	delays caused by customers’ internal review and procurement processes.

We historically have been dependent on a concentrated number of customers, and have stopped doing business with the customers who have represented a significant portion of our revenues during the past two years as the Company migrates to a SaaS model.

For the years ended December 31, 2015 and 2014, two major customers generated approximately 67.5% and 87% of our revenue, respectively. We have mutually agreed to terminate our business relationship with the largest of these customers, representing 56.3% and 77% of our revenues in 2015 and 2014, respectively. We have fundamentally shifted our business model to focus on Software as a Service (SaaS) product offerings. We have not yet proven that we can develop and maintain a diversified customer base of customers who will subscribe to our SaaS – centric products and services. If we are unable to establish, maintain, grow or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate and our growth may be limited.

Our Expansion into New Products, Services, Technologies, and Geographic Regions Subjects Us to Additional Business, Legal, Financial, and Competitive Risks

We may have limited or no experience in our newer market segments, and our customers may not adopt our new offerings. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may be lower than in our older activities, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth, and negatively affect our operating results.

We Face Risks Related to System Interruption and Lack of Redundancy

We experience occasional system interruptions and delays that make our websites and services unavailable or slow to respond and prevent us from efficiently providing services to third parties, which may reduce our net sales and the attractiveness of our products and services. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency of our systems, it could cause system interruptions or delays and adversely affect our operating results.

Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from providing services, which could make our product and service offerings less attractive and subject us to liability. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage to compensate for any related losses. Any of these events could damage our reputation and be expensive to remedy.

Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, electronic devices, and other services. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, web services, the provision of online payment services, information reporting requirements, unencumbered Internet access to our services, the design and operation of websites, the characteristics and quality of products and services, and the commercial operation of unmanned aircraft systems. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content, and web services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

We Could Be Subject to Additional Sales Tax or Other Indirect Tax Liabilities

U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales. However, an increasing number of states have considered or adopted laws or administrative practices that attempt to impose obligations on out-of-state businesses to collect taxes on their behalf. A successful assertion by one or more states or foreign countries requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

We May be Subject to Risks Related to Government Contracts and Related Procurement Regulations

Our contracts with U.S., as well as state, local, and foreign, government entities are subject to various procurement regulations and other requirements relating to their formation, administration, and performance. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contract, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause.

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

 In addition, if we are unable to, for technological, legal, financial or other reasons, adapt in a timely manner to changing market conditions or customer requirements, we could lose customers, strategic alliances and market share.  Sudden changes in user and customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete.  The emerging nature of products and services in the technology and communications industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services.  Our survival and success will depend, in part, on our ability to:

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

Our business will depend upon the capacity, reliability and security of the infrastructure owned by third parties over which our product offerings would be deployed.  We have no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment.  We do depend on these companies to maintain the operational integrity of our integrated connections.  If one or more of these companies is unable or unwilling to supply or expand its levels of service in the future, our operations could be adversely impacted.  Also, to the extent the number of users of networks utilizing our future products and services suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions.  System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users.  In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures.  These types of occurrences could cause users to perceive that our products and services do not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners and customers.

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

We do not anticipate that we will pay any dividends to holders of our convertible preferred and common stock in the foreseeable future.  Accordingly, investors must rely the ability to convert preferred stock to common stock and on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

We previously identified material weaknesses in our internal control over financial reporting, which resulted in a restatement of our previously issued quarterly financial statements during 2014. If our remedial measures were insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain errors and we could be required to further restate our financial results, which could adversely affect our stock price.

In 2015, we concluded that there were material weaknesses in our internal control over financial reporting, as we did not maintain effective controls over the application of accounting principles generally accepted in the United States (“GAAP”) related to revenue recognition for certain non-monetary transactions. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting transactions at the level of detail required to ensure the proper application of GAAP in certain circumstances. Errors in the application of the accounting principles and errors which impacted revenues recognition were related to our failure to maintain effective internal controls over the accounting for revenue recognition.  Our quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2014 were amended to reflect the restatement of our financial statements for the restated periods and the change in management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

The Company has taken steps to remediate the weaknesses described above. Multiple levels of supervision have been implemented and the firm has improved cross reconciliations of internal parties’ actions and approvals. Singular levels of approval, supervision and processing have been eliminated. All contracts are thoroughly reviewed by management and at certain levels require Board approval. The firm no longer engages in non-monetary transactions related to Intellectual Property. All transactions are representative of cash contracts in the form of Subscription and Services Agreements. Revenue is recognized by following stringent guidelines which include the appropriate application of journal entries in sales, deferred revenue and accounts receivable in the General Ledger. Revenue is recognized as a portion of the contract term as services are delivered, and deferred revenue is recorded, only upon the receipt of cash. Timing and accounts affected by the respective journal entry are triggered when payment is received and applied to invoices in accounts receivable.

The remediation steps may be insufficient to prevent future restatements or delays in financial reporting. Restatements or delays in filing the requisite materials with the SEC could reoccur and may impact our ability to be allowed to trade on various trading platforms. Such limitation may impact the trading price of our shares.

Risks Related to the Market for Our Common Stock

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

Our common stock started being listed on the OTCQB and the OTC Bulletin Board effective April 15, 2013 under the symbol “AEYE.” Beginning on April 16, 2015, our common shares were quoted on the OTC Pink marketplace due to our inability to timely file certain documents with the SEC. We resumed trading on the OTCQB effective July 23, 2015.

As a result of this volatility, investors may not be able to sell their common stock.  The market price for our common stock may be influenced by many factors, including, but not limited to:

•	regulatory developments in the United States and any foreign countries where we may operate;
•	the recruitment or departure of key personnel;
•	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in the industries in which we compete and issuance of new or changed securities;
•	analysts’ reports or recommendations;
•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;
•	the inability to meet the financial estimates of analysts who follow our common stock, if any;
•	the issuance of any additional securities by us;

•	investor perception of us and of the industry in which we compete; and
•	general economic, political and market conditions.

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

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.00001 par value and 10,000,000 preferred shares with a par value of $0.00001, of which 81,467,154 common shares were issued and outstanding as of December 31, 2015 and 175,000 shares of Series A Convertible Preferred Stock (convertible into 9,977,195 shares of common stock) were issued and outstanding as of December 31, 2015.  From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, as of December 31, 2015 we had warrants and options to purchase an aggregate of 57,036,523 shares of our common stock, the exercise of which would further increase the number of outstanding shares.  The issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders.

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

Our directors, executive officers and other beneficial owners, currently beneficially own 63,913,903 common shares including warrants and options which is approximately 78.21% of our outstanding 81,717,154 common shares. The holdings of our directors, executive officers and other beneficial owners represent 46.1% on a fully diluted basis. Accordingly, through their collective ownership of our outstanding common stock, if they act together, will be close to controlling the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, will determine the outcome of the election of all of our directors and determining corporate and stockholder action on other matters.

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

Item 2. Properties

Our principal executive offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 2,362 square feet as of December 31, 2015. The Company’s principal executive office is leased for an aggregate amount of $4,724 per month. We also have offices in Atlanta at 1855 Piedmont Road, Suite 200, Marietta, Georgia leased for an aggregate of $2,763 per month as of December 31, 2015. The Company’s total rent expense was approximately $314,485 and $302,230 under office leases for the years ended December 31, 2015 and 2014, respectively. During 2015, offices located in New York were sublet, resulting in a savings of $21,135 per month. We closed the office in Washington D.C., saving $1,280 per month and the Principal Executive office was relocated and downsized with a monthly reduction in rent of $7,146. Beginning November 1, 2015, we subleased an office from a company controlled by our Executive Chairman in Scottsdale, AZ for $500 per month.

We believe our current premises are adequate for our current operations although we may require additional premises in the foreseeable future.

Item 3. Legal Proceedings

In April 2015, two shareholder class action lawsuits were filed against us and our former officer Nathaniel Bradley and former officer Edward O’Donnell in the U.S. District Court for the District of Arizona. The plaintiffs allege various causes of action against the defendants arising from our announcement that our previously issued financial results for the first three quarters of 2014 and the guidance for the fourth quarter of 2014 and the full year of 2014 could no longer be relied upon.  The complaints seek, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees. The Court has appointed a lead plaintiff and lead counsel. We have responded to the complaints and also filed a motion to dismiss. We believe that the lawsuits have no merit and intend to mount a vigorous defense. Given the current stage of the proceedings in this case, our management currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to these matters. As of December 31, 2015, we have paid the deductible pursuant to the D&O insurance policy, in the amount of $100,000 regarding this matter.

We may become involved in various other routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, our management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock started being listed on the OTCQB and the OTC Bulletin Board effective April 15, 2013 under the symbol “AEYE.” Beginning on April 16, 2015, our common shares were quoted on the OTC Pink marketplace due to our inability to timely file certain documents with the SEC. We resumed trading on the OTCQB effective July 23, 2015.

The following table sets forth the high and low sale prices of our common stock on the OTC Bulletin Board/OTC Pink Marketplace for the periods indicated:

	High	Low
Quarter ended March 31, 2014	$0.53	$0.26
Quarter ended June 30, 2014	$0.65	$0.28
Quarter ended September 30, 2014	$1.07	$0.43
Quarter ended December 31, 2014	$0.70	$0.42
Quarter ended March 31,2015	$0.60	$0.40
Quarter ended June 30, 2015	$0.40	$0.14
Quarter ended September 30, 2015	$0.14	$0.04
Quarter ended December 31, 2015	$0.06	$0.03

As of December 31, 2015, we had approximately 242 stockholders of record and a greater number of beneficial holders for whom shares are held in a “nominee” or “street” name.

The transfer agent of our common stock is Corporate Stock Transfer, 3200 Cherry Creek Drive, Suite 430, Denver, Colorado 80209, telephone number: (303) 282-4800.

Dividend Policy

In April 2015, the company issued 175,000 Series A preferred shares with cumulative 5% dividend rights payable when declared by the Board of Directors of the company.

Dividends to preferred shareholders take precedence over any dividends to common shareholders. Holders of our common stock are entitled to receive ratably such dividends, if any, as may be declared by our board of directors out of funds legally available. We have not declared or paid any dividends to preferred or common since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. There are no restrictions in our certificate of incorporation or by-laws that prevent us from declaring dividends. Any future disposition of dividends will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Item 6. Selected Financial Data

Disclosure in response to this item is not required of a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2015 and 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors.”

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

Overview

AudioEye is a marketplace leader providing web accessibility solutions for our clients’ customers through our Ally Platform Products. Our technology advances accessibility with patented technology solutions that reduce barriers, expand access for individuals with disabilities, and enhance the user experience for many users. When implemented, we believe that our solutions offer businesses the opportunity to reach more customers, improve brand image, and build additional brand loyalty.  In addition, our solutions help organizations comply with internationally accepted Web Content Accessibility Guidelines (WCAG) as well as US, Canadian, Australian, and United Kingdom accessibility laws.

We generate revenues through the sale of subscriptions of our software as a service (SaaS) technology platform, called the AudioEye Ally Platform, to website owners, publishers, developers, and operators and through the delivery of managed services combined with the implementation of the AudioEye solution. Our solutions have been adopted by some of the largest and most influential companies in the world. Our customers span disparate industries and target market verticals, which encompass (but are not limited to) the following categories: human resources, finance, transportation, media, and education. Government agencies have also integrated our software in their digital platforms.

Results of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

	Year Ended December 31,
Results of Operations	2015	2014
Revenue	$338,863	$516,807
Revenue from related party	-	6,500
Total revenues	338,863	523,307
Cost of sales	1,224,652	1,197,936
Gross loss	(885,789)	(674,629)
Selling and marketing expenses	834,440	1,537,732
Research and development expenses	375,817	610,329
General and administrative expenses	4,683,702	6,455,327
Amortization and depreciation	534,220	416,009
Operating (loss)	(7,313,968)	(9,694,026)
Other Income (Expense)	3,814	-
Realized gain (loss) on marketable securities	-	-
Unrealized loss on investments	(10,200)	(10,200)
Unrealized gain (loss) on derivative liabilities	187,932	-
Loss on conversion of accounts receivable	-	(36,000)
to marketable securities
Interest expense	(76,723)	(10,587)
Net (loss)	$(7,209,145)	$(9,750,813)
Deemed dividend on Series A Convertible preferred stock	(594,641)	-
Dividend on Series A Convertible preferred stock	(58,733)	-
Net loss attributable to common stockholders	$(7,862,519)	$(9,750,813)
Net (loss) per weighted average common	$(0.10)	$(0.16)

In 2015, our net loss decreased to $(7,209,145) from $(9,750,813) in 2014, primarily as a result of the following:

Revenue

For the years ended December 31, 2015 and 2014, revenue in the amount of $338,863 and $516,807, respectively, consisted primarily of various levels of core product sales, software development, website design and maintenance. Revenues decreased due to decreased demand for our services from our largest customer and as a result of fundamental change in the business model. The company has transitioned primarily to Software as a Service Provider (SaaS). Additionally, for the years ended December 31, 2015 and 2014, revenue from related party in the amount of $-0- and $6,500.00, respectively, consisted primarily of various levels of software development, website design and maintenance.

Cost of Sales

For the years ended December 31, 2015 and 2014, cost of sales in the amount of $1,224,652 and $1,197,936, respectively, consisted primarily of sub-contracting to outside sources, direct labor and direct technology costs. Cost of sales were essentially unchanged as we transitioned to a SaaS solutions provider.

Gross Profit

The decrease in revenue and increase in sub-contracting and direct labor cost resulted in a gross profit/(loss) of $(885,789) and $(674,629) for the years ended December 31, 2015 and 2014, respectively. Gross profit decreased as a result of decreasing sales combined with an increase in sub-contracting and direct labor costs.

Selling and Marketing Expenses

Selling and marketing expenses were $834,440 and $1,537,732 for the years ended December 31, 2015 and 2014, respectively.  The decrease in expenses results from staff and salary reduction as well as the elimination of outside selling contractors.

Research and Development Expenses

Research and development expenses were and $375,817 and $610,329 for the years ended December 31, 2015 and 2014, respectively. Research and development expenses decreased predominantly as a result of a decrease in technology staff.

General and Administrative Expenses

General and administrative expenses were $4,683,702 and $6,455,327 for the years ended December 31, 2015 and 2014, respectively.  General and administrative expenses decreased as a result of reduced headcount, reduction in contract labor costs, benefit reductions, and reduced  travel and entertainment expense.

Amortization and Depreciation

Amortization and depreciation expenses were $534,220 and $416,009 for the years ended December 31, 2015 and 2014, respectively. The increase in expense was primarily related to an increase in intellectual property amortization and intangibles.

Other Income/Expenses

Other income and expenses were income of $104,823 and expense of $(56,787) for the years ended December 31, 2015 and 2014, respectively. The change is primarily driven by an adjustment to the fair value of the derivative liability resulting in an unrealized gain/ (loss) – derivative liability of $187,932 for the period ended December 31, 2015. The charge was increased by a realized loss from non-marketable equity securities and an increase in interest expense related to the issuance of convertible secured notes.

Liquidity and Capital Resources

Working Capital

Our auditors, Malone Bailey LLP, have indicated in their report on the Company’s financial statements for the fiscal year ended December 31, 2015 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations.  A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives.

As of December 31, 2015, the Company had working capital of $913,741, but the Company used net cash in operations of $5,474,454 during the twelve months ended December 31, 2015.  Even with a greater focus on cash revenue generation and the ongoing cost reductions, the conditions described in the first paragraph, above, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company has been successful in raising capital in the past, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan.

	At December 31,
	2015	2014
Current Assets	$1,804,986	$3,274,065
Current Liabilities	891,245	1,156,782
Working Capital	$913,741	$2,117,283

The working capital for the years ended December 31, 2015 and 2014 was $913,741 and 2,117,283, respectively. The change in working capital was primarily due to raising additional capital, decreasing accounts receivables and paying down current liabilities.

Cash Flows

	December 31,
	2015	2014
Net Cash (Used in) Operating Activities	$(5,474,454)	$(5,801,600)
Net Cash (Used in) Investing Activities	$(277,131)	$(486,162)
Net Cash Provided by Financing Activities	$5,765,941	$6,113,659
Increase (Decrease) in Cash	$14,356	$(174,103)

We had cash in the amount of $ 1,687,257 and $1,672,901 as of December 31, 2015 and December 31, 2014, respectively.

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

On January 15, 2015, the Company sold an additional 812,500 units under a private placement that had its initial close in December 2014 (the “December 2014 Private Placement”) to one institutional investor for gross proceeds of $325,000 with no commission payable. Each unit in the December 2014 Private Placement consisted of one share of the Company’s common stock and warrants to purchase 0.375 share for every common share purchased. The warrants have a term of five years and an exercise price of $0.60 per share.

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

From January 1, 2015 through December 31, 2015, the Company also issued 109,855 shares of common stock pursuant to exercise of warrants for total proceeds of $43,942. The Company also issued 2,851,936 additional shares of common stock for services provided for a total expense of $564,626 (in addition to the 250,000 common shares issued to Mr. Arena described above which were valued and expensed at $117,500).

On October 9, 2015 (the “Initial Closing Date”), AudioEye, Inc. (the “Company”) entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the issuance and sale of convertible promissory notes in an aggregate principal amount of up to $3,750,000 (the “Notes”) and warrants (the “Warrants”) to purchase up to an aggregate of 37,500,000 shares of common stock of the Company (the “Common Stock”) (the “Transaction”). Notes representing up to $2,500,000 in aggregate principal, and Warrants exercisable for up to 25,000,000 shares of Common Stock in the aggregate, may be issued and sold at one or more closings during the 30-day period immediately following the Initial Closing Date. The maximum of $2,500,000 in aggregate principal was sold as of November 8, 2015. In addition, upon the election of any Investor within the three-year period immediately following the Initial Closing Date, any Investor may purchase an additional Note in the principal amount equal to 50% of the principal amount of the Notes purchased by such Investor at previous closings (the “Option Principal Amount”) and an additional Warrant with an aggregate exercise price equal to such Investor’s Option Principal Amount. The Notes mature three years from the date of issuance (the “Maturity Date”) and, until the Notes are repaid or converted into shares of the Company’s equity securities (“Equity Securities”), accrue payable-in-kind interest at the rate of 10% per annum.

The fair value of the warrants issued in connection with the notes was determined to be $627,293 (see Note 2) and was recognized as a discount to the debt being amortized to interest expense over the life of the loans. During 2015, aggregate amortization of $26,992 was recognized against the discount.

If the Company sells Equity Securities in a single transaction or series of related transactions for cash of at least $2,000,000 (excluding the conversion of the Notes and excluding the shares of Common Stock to be issued upon exercise of the Warrants) on or before the Maturity Date (the “Equity Financing”), all of the unpaid principal on the Notes plus accrued interest shall be automatically converted at the closing of the Equity Financing into a number of shares of the same class or series of Equity Securities as are issued and sold by the Company in such Equity Financing (or a class or series of Equity Securities identical in all respects to and ranking pari passu with the class or series of Equity Securities issued and sold in such Equity Financing) as is determined by dividing (i) the principal and accrued and unpaid interest amount of the Notes by (ii) 60% of the price per share at which such Equity Securities are issued and sold in such Equity Financing. The Notes, if not converted, shall be due and payable in full on the Maturity Date. The Notes contain customary events of default provisions. In connection with the issuance of the Notes, on October 9, 2015, the Company entered into a Security Agreement with the Investors (the “Security Agreement”) pursuant to which the Company granted a security interest in all of its assets to the Investors as collateral for the Company’s obligations under the Notes. The Warrants are exercisable at $0.10 per share and expire 60 months following the date of issuance. The Warrants are subject to anti-dilution protection, subject to certain customary exceptions.

We may raise additional capital through the sale of equity or debt securities or borrowings from financial institutions or third parties or a combination of the foregoing. Capital raised will be used to implement our business plan, grow current operations, make acquisitions or start new vertical businesses among some of the possible uses.

Contractual Obligations

Our principal executive offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 2,362 square feet as of December 31, 2015. The Company’s principal executive office is leased for an aggregate amount of $4,724 per month. We also have offices in Atlanta at 1855 Piedmont Road, Suite 200, Marietta, Georgia leased for an aggregate of $2,763 per month as of December 31, 2015. The Company’s total rent expense was approximately $314,485 and $302,230 under office leases for the years ended December 31, 2015 and 2014, respectively. During 2015, offices located in New York were sublet, resulting in a savings of $21,135 per month. We closed the office in Washington D.C., saving $1,280 per month and the Principal Executive office was relocated and downsized with a monthly reduction in rent of $7,146. Beginning November 1, 2015, we subleased an office from a company controlled by our Executive Chairman in Scottsdale, AZ for $500 per month.

On August 7, 2013, we entered into agreements with the following executive officers:

Nathaniel Bradley. Pursuant to an Executive Employment Agreement, Nathaniel Bradley was employed as our Chief Executive Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He was to receive a base annual salary of $200,000 during the employment period.  He was entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Bradley was also entitled to equity awards under our incentive compensation plans. In connection with entry into the Executive Employment Agreement, we and Mr. Bradley terminated the existing employment agreement, dated April 1, 2010, between us and Mr. Bradley effective as of August 7, 2013.

Effective April 24, 2015, Nathaniel Bradley resigned as Chief Executive Officer and President of our company.  Effective with his resignation as Chief Executive Officer and President, our board of directors appointed Mr. Bradley to serve as Founder and Chief Innovation Officer as well as Treasurer of our company. Effective May 1, 2015, Mr. Bradley agreed to reduce his annual base salary to $125,000. Effective August 27. 2015 Mr. Bradley resigned from his board position and his position as Chief Innovation Officer.

Sean Bradley. Pursuant to an Executive Employment Agreement, Sean Bradley was employed as our Chief Technology Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He was to receive a base annual salary of $195,000 during the employment period.  He was entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Bradley was also entitled to equity awards under our incentive compensation plans. In connection with entry into the Executive Employment Agreement, we and Mr. Bradley terminated the existing employment agreement, dated April 1, 2010, between us and Mr. Bradley effective as of August 7, 2013.

Effective April 24, 2015, our board of directors appointed Sean Bradley to serve as President of our company as well as continuing as Chief Technology Officer and Secretary. Effective May 1, 2015, Mr. Bradley agreed to reduce his annual base salary to $150,000. Effective October 1, 2015 the board and Mr. Bradley agreed that in lieu of cash Mr. Bradley would receive up to $6,250 per quarter in compensation in the form of market value of options or warrants. On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Mr. Bradley. The number of shares that vest under the performance options are determined based upon the company’s and Mr. Bradley’s (as applicable) performance compared to performance goals described below. The compensation committee established a target number of shares of 1,500,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Mr. Bradley, as applicable. Subject to the share price condition, 50% of the target award will be earned by Mr. Bradley at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Mr. Bradley shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company's actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date.

James Crawford. Pursuant to an Executive Employment Agreement, James Crawford was employed as our Chief Operating Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He was to receive a base annual salary of $185,000 during the employment period.  He was entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Crawford was also entitled to equity awards under our incentive compensation plans.

Effective April 24, 2015, James Crawford resigned as Chief Operating Officer and Treasurer of our company.

Also on April 24, 2015, we and Crawdad, LLC. (“Crawdad”), a limited liability company wholly owned by Mr. Crawford, entered into a Consulting Agreement pursuant to which Crawdad, through Mr. Crawford, was to provide certain consulting services to us for a period of 12 months for a consulting fee of $5,000 per month.

The consulting agreement with Crawdad was terminated by mutual agreement on December 31, 2015.

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

Effective March 29, 2015, Edward O’Donnell resigned from his position as our Chief Financial Officer.

Constantine Potamianos. Pursuant to an Executive Employment Agreement, Constantine Potamianos was employed as our Chief Legal Officer and General Counsel.  The term of the Executive Employment Agreement is two years commencing August 7, 2013, subject to extension upon mutual agreement.  He received a base annual salary of $150,000 during the employment period and received equity awards under our incentive compensation plan.

On August 7, 2015 Constantine Potamianos employment contract expired.

Paul Arena. On January 27, 2014, we entered into agreements with Paul Arena.  Under an Executive Employment Agreement dated as of January 27, 2014, Mr. Arena had direct responsibility working in conjunction with our Chief Executive Officer, over operations, sales marketing, financial accounting and SEC reporting, operational budgeting, sales costing analysis, billing and auditor interfacing.  The initial term of Mr. Arena’s employment was two years.  Mr. Arena’s base salary was $275,000 per year.  Mr. Arena received a signing bonus of $35,000 and was entitled to a quarterly bonus of up to $50,000 based on recognized revenues for the applicable quarter and additional bonuses at the discretion of our board of directors or compensation committee.  Mr. Arena was granted five year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.40 per share and stock options to purchase 1,500,000 shares at an exercise price of $0.40 per share subject to vesting as set forth in the Executive Employment Agreement.  Pursuant to a separate Performance Share Unit Agreement dated as of January 27, 2014, we granted to Mr. Arena an award of up to 3,000,000 PSUs.  Each PSU represented the right to receive one share of common stock.  The number of PSUs that Mr. Arena actually earns would be determined by the level of achievement of the performance goals set forth in the Performance Share Unit Agreement. Mr. Arena was granted an award of an aggregate of 1,500,000 PSUs at target value of established goals.  35% of these awards were tied to targeted revenue goals over the years ended January 31, 2015 and January 31, 2016. 35% of these awards were tied to targeted cash flow goals over the years, and 30% were tied to discretionary goals.  The award would pay above or below the target number of shares based on performance.  In order to receive any shares the threshold value of goals is 75% of the target, which would payout at 1,000,000 shares.  The maximum share payout was 3,000,000 shares if 125% of performance targets were met.  We were to use interpolation to determine share payouts if the performance metric values achieved were between the thresholds, target and maximum goal levels.

On March 5, 2015, we and Paul Arena entered into a Separation and Release Agreement (the “Separation Agreement”) pursuant to which Mr. Arena resigned as Executive Chairman/Chairman of the Board and a member of our board of directors. Under the Separation Agreement, we and Mr. Arena agreed that, pursuant to his Stock Option Agreement with us, options to purchase 500,000 common shares were vested, options to purchase an additional 500,000 shares (the “Second Tranche”) vested and options to purchase 500,000 shares were forfeited. Fifty percent of the options under the Second Tranche are subject to certain clawback provisions as set forth in the Separation Agreement. Additionally, Mr. Arena was granted 500,000 shares of our restricted common stock (the “Restricted Shares”) with 250,000 shares to be deposited in escrow to cover the clawback rights of our company. The Restricted Shares are being issued to Mr. Arena in lieu of any issuances which may be due him under his Performance Share Unit Agreement. The Restricted Shares and shares issuable pursuant to options described above are subject to a Lock-up/Leakage Agreement under which Mr. Arena is limited to a cap of $50,000 in gross proceeds from the sale of such shares in any month. Following the company restatement of financial results for the first three quarters of 2014 the shares and options subject to clawback were returned to the company.

Also on March 5, 2015, we and AIM Group, Inc. (“AIM”), a corporation wholly owned by Mr. Arena, entered into a Consulting Agreement (the “Consulting Agreement”) pursuant to which AIM, through Mr. Arena, is to provide certain consulting services to us for a period of one year. Under the Consulting Agreement, AIM received a one-time net payment of $267,000.

Dr. Carr Bettis. Pursuant to an Executive Employment Agreement dated as of July 1, 2015, Dr. Carr Bettis was employed as our Executive Chairman/Chairman of the Board.  The term of the Executive Employment Agreement is one year commencing July 1, 2015, terminable at will by either us or Dr. Bettis and subject to extension upon mutual agreement.  He is to receive a base annual salary of $175,000 during the employment period, paid at the end of every calendar quarter in the form of options to purchase shares of our common stock.  The number of options to be issued for each quarterly period will be determined by means of a Black Scholes valuation whereby the number of options issued would have a value at the time of issuance equal to the dollar value of Dr. Bettis’ base salary for each calendar quarter. He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Dr. Bettis is also entitled to equity awards under our incentive compensation plans. In November, 2015 the board and Dr. Bettis agreed that Dr. Bettis equity awards would be limited to 750,000 options or warrants per quarter and the balance of his compensation would be paid to Dr. Bettis in a form mutually agreeable to Dr. Bettis and the board. On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Dr. Bettis. The number of shares that vest under the performance options are determined based upon the company’s and Dr. Bettis (as applicable) performance compared to performance goals described below. The compensation committee established a target number of shares of 2,000,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Dr. Bettis, as applicable. Subject to the share price condition, 50% of the target award will be earned by Dr. Bettis at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Dr. Bettis shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company's actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date.

Todd Bankofier. Pursuant to an Executive Employment Agreement dated as of November 10, 2015 Mr. Bankofier was employed as our Chief Executive Officer.  The term of the Executive Employment Agreement is one year commencing November 10, 2015 and subject to extension upon mutual agreement.  He is to receive a base annual salary of $125,000. Mr. Bankofier is also entitled to equity awards under our incentive compensation plan. On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Mr. Bankofier. The number of shares that vest under the performance options are determined based upon the company’s and Mr. Bankofier (as applicable) performance compared to performance goals described below. The compensation committee established a target number of shares of 2,000,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Mr. Bankofier, as applicable. Subject to the share price condition, 50% of the target award will be earned by Mr. Bankofier at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Mr. Bankofier shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company's actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2015 and 2014. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Recently Issued Accounting Standards

The FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate.  The update requires retrospective application and represents a change in accounting principle.  The update is effective for fiscal years beginning after December 15, 2015.  The standard has been applied to our debt issuance from October and November 2015 and is reflected in our financial statements beginning with the period ending December 31, 2015

Effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, the FASB issued ASU 2016-01 amendments, which among other things:

•	Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.
•	Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
•	Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables).
•	Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.

The Company does not expect the adoption of this update will have a material impact on its consolidated financial statements.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2015, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our company’s Principal Executive Officer and Principal Financial Officer concluded that our company’s disclosure controls and procedures are not effective due to the material weaknesses described below. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as at December 31, 2015, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles due to the presence of the following material weakness:

•	Material inconsistencies and omissions related to financial reporting related to certain equity transactions; and
•	Lack of formalized, documented internal control system and internal control policies that provide for multiple levels of supervision and reviews.

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

Changes in Internal Control over Financial Reporting

There have been no significant improvements in our internal controls over financial reporting that occurred during the quarter ended December 31, 2015.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information is as of December 31, 2015 with respect to those persons who are serving as our directors and executive officers.

Name	Age	Director/Position
Dr. Carr Bettis	52	Executive Chairman/Chairman of the Board, and Director
Todd Bankofier	55	Chief Executive Officer
Sean Bradley	35	President, Chief Technology Officer, and Secretary
Anthony Coelho	73	Director
Christine Griffin	60	Director
Ernest Purcell	64	Director
Alexandre Zyngier	46	Director

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Dr. Carr Bettis. Dr. Bettis has served as a director of ours since December 2012, and previously served as a director of ours from July 2007 to April 2010. Dr. Bettis has served as Executive Chairman/Chairman of the Board since March 2015.  Dr. Bettis founded and has been the Chief Architect of numerous financial technology innovations and businesses over the last 15 years that have been acquired by Merrill Lynch, Thomson Financial, Primark/Disclosure and Advanced Equities/Greenbook Financial. From 1996 to 2011, Dr. Bettis was the Chairman and Founder of Gradient Analytics, one of the largest independent equity research firms in the United States.  He has served as Chairman and Co-Founder of Verus Analytics, a quantitative analytics and financial technology firm since 1996. He also serves on the board of directors of iMemories, an Arizona-founded technology company. Since 2007, he has also managed his family’s private equity portfolio via his firm, Fathom Lab.  Dr. Bettis is a former tenured professor and maintains a clinical-affiliation with Arizona State University as Research Professor of Finance at the W.P. Carey School of Business.  He is frequently cited in national and international financial media. His research has been published in academic and professional journals such as the Journal of Financial Economics, Review of Financial Studies, Journal of Financial and Quantitative Analysis, and the Financial Analyst Journal.  Dr. Bettis holds undergraduate degrees in finance and accounting, and received his Ph.D. from Indiana University in 1992. We believe that Dr. Bettis’ extensive education and background in finance makes him qualified to serve as our Executive Chairman/Chairman of the Board and as a director.

Todd Bankofier. Mr. Bankofier was principal in Fairmont Capital Group (FCG) since 2008, Mr. Bankofier was responsible for day-to-day oversight of multiple asset holdings, including strategic planning, revenue generation, technology evolution, operational effectiveness and public relations for all FCG entities.

Mr. Bankofier served as General Manager of Ensynch, which was at the time one of Arizona’s largest Information Technology services companies. He was President and CEO of the Arizona Technology Council (ATC) from 2002 to 2006. Before joining the ATC, he spent four years as Vice President of National Sales for XO Communications, a national telecommunications company, where he managed a national sales team to four years of record sales growth for that company. Mr. Bankofier also served in Washington, D.C. for four years as a lobbyist for the Department of Energy, and served as Chief of Staff for Maricopa County Supervisor, Jim Bruner. He serves on the Advisory Board of Mutual of Omaha Bank, and he has served on the Arizona Governor’s Council for Innovation and Technology. He received a gubernatorial appointment to the State Board of Education (1998-2002). We believe that Mr. Bankofiers’ extensive experience in leaderships roles in technology companies makes him qualified to serve as our Chief Executive Officer.

Sean Bradley. Mr. Bradley has been involved with us from our founding in 2005 to the present and has served as Secretary since April 2010, as Vice President from April 2010 to April 2015, as a director from August 2012 to June 2014, and as Chief Technology Officer since August 2012, and as President since April 2015.  Mr. Bradley has co-founded several technology companies, including Kino Digital, LLC, and Kino Communications, LLC, from 1999-2005.  Over the past ten years, he has led an international team of software developers, has produced global webcasting technologies, and planned, designed and managed the fulfillment of intellectual property assets, including the next generation mobile marketing solutions for industry leading Hipcricket. In the past, Mr. Bradley was chief architect of AdLife, BoomBox® Video and Audio Platforms for Augme Technologies, Inc. Mr. Bradley is proficient in several programming and web development languages and has engineered online communications systems for IBM, General Dynamics, Avnet and many others. In 2005, he was recognized by Arizona State’s WP Carey School of Business as a leader in his field for work he completed for the Arizona Department of Health and Human Services.

Mr. Bradley is a former managing member of Bradley Brothers, LLC, an Arizona-based investment company. We believe that Mr. Bradley’s extensive education and background in business and technology make him qualified to serve as our President, Chief Technology Officer and Secretary. In 2003 Mr. Bradley obtained his BA from Arizona International College at the University of Arizona, graduating summa cum laude and with highest academic distinction for all eight undergraduate semesters.

Anthony Coelho. Mr. Coelho has served as a director since June 2014. Mr. Coelho was a member of the U.S. House of Representatives from 1978 to 1989, where he authored the Americans With Disabilities Act (ADA). After leaving Congress, he joined Wertheim Schroder & Company, an investment banking firm in New York and became President and CEO of Wertheim Schroder Financial Services from 1990 to 1995. From 1995 to 1997, he served as Chairman and CEO of an education and training technology company that he established and subsequently sold. In 1998, President Clinton appointed him as the US Commissioner General for the World’s Fair in Lisbon Portugal. He served as general chairman of the presidential campaign of former Vice President Al Gore from April 1999 until June 2000. Since 1997, Mr. Coelho has worked independently as a business and political consultant. Mr. Coelho also served as Chairman of the President’s Committee on Employment of People with Disabilities from 1994 to 2001. He previously served as Chairman of the Board of the Epilepsy Foundation. Mr. Coelho has served on a number of corporate boards. In the last five years he has served on the boards of CepTor Corporation, Cyberonics, Inc., Stem Cell Innovation, Inc., Universal Access Global Holdings, Inc, and since 1991, he has been a member of the board of Service Corporation International, a publicly traded company, and since 2001, he has been a member of the board of Warren Resources, Inc., a publicly traded company. Mr. Coelho earned a Bachelor of Arts degree in Political Science from Loyola Marymount University in 1964. We believe that Mr. Coelho’s political acumen and contacts as well as his extensive executive, financial and business experience makes him qualified to serve as a director.

Christine Griffin. Ms. Griffin has served as a director since November 2015. Since 2013, Christine Griffin has served as the Executive Director of the Disability Law Center, a position that she held previously from 1996 to 2005. Ms. Griffin also served as the Assistant Secretary for Disability Policies and Programs for the Massachusetts Executive Office of Health and Human Services. As such, she was responsible for oversight of the Department of Developmental Services, the Massachusetts Rehabilitation Commission, the Massachusetts Commission for the Blind, the Massachusetts Commission for the Deaf and Hard of Hearing, and the Soldiers' Homes in Chelsea and Holyoke. Additionally, she had cross-Secretariat responsibility for disability-related policies and programs. Ms. Griffin has an extensive history of work involving disability across public and private sectors. As Deputy Director of the U.S. Office of Personnel Management, she was responsible for federal agencies' implementation of President Obama's Executive Order on Increasing Employment of Individuals with Disabilities in the Federal Workforce. Ms. Griffin also planned and implemented the first federal hiring event for people with disabilities and oversaw the creation of a newly established Government-wide Diversity and Inclusion Office. As a Commissioner on the Equal Employment Opportunity Commission, she was responsible for the development of enforcement policies, and she planned and presided over public EEOC hearings and investigations of federal employee complaints. She also established the LEAD (Leadership for Employment of Americans with Disabilities) Initiative, a national outreach and education campaign to address the declining number of federal employees with severe disabilities. Ms. Griffin began her legal career as a Skadden Fellow at the Disability Law Center, where she provided outreach, training and representation on ADA issues to un-served and underserved communities within the disabled community in Massachusetts. With a history of providing capable leadership involving a range of disability policy issues, Ms. Griffin is currently Chair of the Board of the American Association of People with Disabilities (AAPD) and a member of the Massachusetts Developmental Disabilities Council. Ms. Griffin, who holds a law degree from Boston College and earned her undergraduate degree from the Massachusetts Maritime Academy, also served on active duty in the United States Army from 1974 until 1977. We believe that Mrs. Griffin’s extensive education, private enterprise, public service and extensive background in accessibility related solutions makes her qualified to serve as a director.

Ernest Purcell.  Mr. Purcell has served as a director of ours since March 2014.  Mr. Purcell has more than two decades of experience in the financial services and advisory industries and has been involved in providing fairness and solvency opinions on numerous U.S. and European transactions. He has technical expertise in financial due diligence, strategic business valuation, financial restructurings and divestitures.  Since 1997, Mr. Purcell has been employed by Houlihan Lokey, Inc., where he is currently a Senior Managing Director, a member of the Board of Directors of their European and Asian subsidiaries, and the Head of International Financial Advisory Services. Houlihan Lokey is an international investment bank with expertise in mergers and acquisitions, capital markets, financial restructuring, and valuation. The firm serves corporations, institutions, and governments worldwide with offices in the United States, Europe, and Asia. Houlihan Lokey is ranked as the No. 1 global restructuring advisor, the No. 1 M&A fairness opinion advisor for U.S. transactions over the past 10 years, and the No. 1 M&A advisor for U.S. transactions under $3 billion, according to Thomson Reuters. Mr. Purcell is based in Houlihan Lokey’s Miami office, having recently returned to the U.S. after serving more than six years in the London office.  With significant experience in the valuation of securitized vehicles and structured investment vehicles, Mr. Purcell has advised numerous hedge fund and private equity sponsors on the valuation of their portfolio assets. He has structured, negotiated, and closed complex financial and capital transactions in many industries, including transportation, financial services, telecommunications, energy, aviation, consumer products and industrial products.  From 1989 to 1996, Mr. Purcell served in a number of positions with Valuemetrics, Inc. / VM Equity Partners, where he specialized in the valuation of publicly owned and privately held companies, strategic financial planning, and bankruptcy analysis.  Mr. Purcell earned bachelor’s degree in Economics and Finance from the University of Florida in 1973 and earned his MBA, with concentrations in Finance and Statistics, from the University of Chicago. He is a member of the Institute of Directors, British American Business and the Corporate Development Association. He is also a member of the Valuation Special Interest Group of the Institute of Chartered Financial Accountants in England and Wales, the Society of Share and Business Valuers, and the Business Valuation Association. We believe that Mr. Purcell’s extensive education and background in finance makes him qualified to serve as a director.

Alexandre Zyngier. Mr. Zyngier has served as a director since September 2015. Mr. Zyngier founded Batuta Advisors in 2013 to pursue high return investment opportunities in the distressed and turnaround sectors. Mr. Zyngier has over 20 years of investment, strategy, and operating experience. He is currently a director of GT Advanced Technologies and Atari SA. Mr. Zyngier has worked as a Portfolio Manager, investing in public and private opportunities, at Alden Global Capital, Goldman Sachs & Co. and Deutsche Bank Co. He was also a strategy consultant at McKinsey & Company and a technical brand manager at Procter & Gamble.  Mr. Zyngier holds an MBA in Finance and Accounting from the University of Chicago and a BSc. in Chemical Engineering from UNICAMP in Brazil. We believe that Mr. Zyngier’s extensive education and background in finance and strategy makes him qualified to serve as a director.

All of our directors hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office.

Family Relationships

There are no family relationships among our directors or executive officers.

Code of Business Conduct and Ethics

The Company maintains a Code of Business Conduct and Ethics applicable to all directors, officers and other employees of the Company. The Code of Business Conduct and Ethics is available without charge upon request in writing to AudioEye, Inc. at 5210 E. Williams Circle, Suite 750, Tucson, AZ 85711 Attention: Operations.

Item 11.  Executive Compensation

The table below summarizes the compensation paid to the following persons:

(a) our principal executive officer;

(b)  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended

December 31, 2015; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

									Non-Equity		Nonqualified
					Stock		Option/Warrant		Incentive Plan		Deferred	All Other
Name and Principal			Salary	Bonus	Awards		Awards		Compensation		Compensation	Compensation		Total
Position		Year	($)	($)	($)		($)		($)		Earnings	($)		($)
Dr. Carr Bettis		2015	$-	-	200,000	(1)	$253,563	(2)	$72,944	(3)	-	-		$526,507
Executive Chairman,		-	-	-	-		-		-		-	-		-
Chairman and Director		-	-	-	-		-		-		-	-		-

Todd Bankofier		2015	$18,220	-	-		$14,359	(4)	-		-	-		$32,579
Chief Executive Officer			-	-	-		-		-		-	-		-

Sean Bradley		2015	$143,699	-	-		-		-		-	-		$143,699
President, Chief Technology		2014	$207,816	-	-		-		-		-	-		$207,816
Officer, Vice President,
Secretary

Nathaniel Bradley (Previous)	(5)	2015	$127,981	-	-		-		-		-	-		$127,981
Ex-Chief Executive		2014	$227,525	-	-		-		-		-	-		$227,525
Officer, and Director

James Crawford (Previous)	(6)	2015	$46,903	-	-		-		-		-	$20,000	(7)	$66,903
Ex-Chief Operating		2014	$183,150	-	-		-		-		-	$21,514	(8)	$204,664
Officer, Treasurer and
Director

Paul Arena (Previous)	(9)	2015	$67,600	-	-		-		-		-	$267,000	(10)	$334,600
Ex-Executive Chairman,		2014	$310,000	-	-		$303,562	(17)	-		-	990,000	(11)	$1,603,562
Chairman of the Board		-	-	-	-		-		-		-	-		-

Edward O Donnell (Previous)	(12)	2015	$81,855	-	-		-		-		-	-		$81,855
Ex-Chief Financial Officer		2014	$160,000	-	-		$95,604	(13)	-		-	-		$255,604

(1)	Dr. Carr Bettis was granted 1,250,000 shares on June 2, 2015 with a total market value of $200,000.
(2)	Dr. Carr Bettis was granted 2,000,000 warrants on June 2, 2015 with a total market value of $239,007 and granted 500,000 options and 250,000 options on October 26, 2015 with a market value of $14,556.
(3)	Dr. Carr Bettis was entitled to $87,500 in compensation for the period July 1 to December 31, 2015. He has been granted options and warrants with a value of $14,566 for that period. The difference of $72,944 is a liability of the Company.
(4)	Todd Bankofier, in his capacity as Advisory Board member was granted 150,000 options on June 2, 2015 with a total market value of $14,359.
(5)	Nathaniel Bradley resigned as Chief Executive Officer and President Effective April 24, 2015. Effective August 27. 2015 Mr. Bradley resigned from his board position and his position as Chief Innovation Officer.
(6)	James Crawford resigned as Chief Operating Officer and Treasurer effective April 24, 2015.
(7)	James Crawford provided consulting services via Crawdad, LLC totaling $20,000.
(8)	James Crawford was granted 53,036 warrants with a value of $21,514.
(9)	Paul Arena resigned as Executive Chairman/Chairman of the Board and a member of our board of directors
(10)	Paul Arena provided consulting services via AIM Group, LLC totaling $267,000.
(11)	Paul Arena was granted 1,500,000 options on January 27, 2014, with a total value of 303,562
(12)	Edward O’Donnell resigned from his position as our Chief Financial Officer. Effective March 29, 2015.
(13)	Edward O Donnell was granted 330,000 options on March 24, 2014 with a total value of $95,604.

Director Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors and have not paid any director’s fees or other cash compensation for services rendered as a director since our inception. Although no director received and or/accrued any compensation specifically related to services as a director, directors may receive options at the discretion of our board of directors or a committee, which may be established in the future.  Edward Withrow III, one of our former directors, was granted options to purchase 225,000 shares on December 19, 2012 as remuneration for services not related to his service as a director. The options have an exercise price of $0.25 per share with an aggregate fair market value of $54,903.  On August 20, 2013, we granted options to purchase 200,000 shares to each of Craig Columbus (a former director of ours), Dr. Carr Bettis and Edward Withrow III (a former director).  The options have an exercise price of $0.50 per share and a term of five years with an aggregate fair market of $130,591.  In connection with the election of Ernest Purcell to our board, Mr. Purcell was granted five year options to purchase up to 250,000 shares of our common stock at an exercise price of $0.40 per share with an aggregate fair market value of $37,805.

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

In October 2015, our board of directors granted to Anthony Coelho and to Ernest Purcell each five-year options to purchase up to 750,000 shares of common stock at exercise price of $0.041, each with an aggregate fair value of $18.952. In connection with the election of Alexandre Zyngier to our board, and pursuant to his role as Compensation Committee Chairman, our board granted Mr. Zyngier 750,000 five-year options with an exercise price of $0.041 per share was an aggregate fair value of $18,952.

In connection with the election of Christine Griffin to our board, in November 2015, our board granted Ms. Griffin 500,000 five-year options with an exercise $0.049 per share was an aggregate fair value of $15,150.

Employment Contracts with Executive Officers

Our objective is to align the compensation of our senior executives with long term value creation for our stockholders.  As such, we use certain performance goals to determine the number of shares that they are eligible to receive each year.

Dr. Carr Bettis. Pursuant to an Executive Employment Agreement dated as of July 1, 2015, Dr. Carr Bettis was employed as our Executive Chairman.  The term of the Executive Employment Agreement is one year commencing July 1, 2015, terminable at will by either us or Dr. Bettis and subject to extension upon mutual agreement.  He is to receive a base annual compensation of $175,000 during the employment period, paid at the end of every calendar quarter in the form of options to purchase shares of our common stock.  The number of options to be issued for each quarterly period will be determined by means of a Black Scholes valuation whereby the number of options issued would have a value at the time of issuance equal to the dollar value of Dr. Bettis’ base salary for each calendar quarter.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Dr. Bettis is also entitled to equity awards under our incentive compensation plans. In November, 2015 the board and Dr. Bettis agreed that Dr. Bettis equity awards would be limited to 750,000 options or warrants per quarter and the balance of his compensation would be paid to Dr. Bettis in a form mutually agreeable to Dr. Bettis and the board. On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Dr. Bettis. The number of shares that vest under the performance options are determined based upon the company’s and Dr. Bettis (as applicable) performance compared to performance goals described below. The compensation committee established a target number of shares of 2,000,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Dr. Bettis, as applicable. Subject to the share price condition, 50% of the target award will be earned by Dr. Bettis at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Dr. Bettis shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company's actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date.

Todd Bankofier. Pursuant to an Executive Employment Agreement dated as of November 10, 2015 Mr. Bankofier was employed as our Chief Executive Officer.  The term of the Executive Employment Agreement is one year commencing November 10, 2015 and subject to extension upon mutual agreement.  He is to receive a base annual salary of $125,000. Mr. Bankofier is also entitled to equity awards under our incentive compensation plan. On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Mr. Bankofier. The number of shares that vest under the performance options are determined based upon the company’s and Mr. Bankofier (as applicable) performance compared to performance goals described below. The compensation committee established a target number of shares of 2,000,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Mr. Bankofier, as applicable. Subject to the share price condition, 50% of the target award will be earned by Mr. Bankofier at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Mr. Bankofier shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company's actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date.

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

Pursuant to a Performance Share Unit Agreement, Mr. Bradley was granted an award of an aggregate of 200,000 PSUs at target value of established goals.  37.5% of these awards are tied to targeted revenue goals of approximately $1.7 million, $8.0 million and $22 million over the years ended March 31, 2014, March 31, 2015 and March 31, 2016, respectively. 37.5% of these awards are tied to a project plan deliverable schedule and related project budget, and 25% are tied to discretionary goals.  The award will pay above or below the target number of shares based on performance.  In order to receive any shares the threshold value of goals is 75% of the target, which will payout at 100,000 shares.  The maximum share payout is 300,000 shares if 125% of performance targets are met.  We use interpolation to determine share payouts if the performance metric values achieved are between the threshold, target and maximum goal levels. Pursuant to the first year goals, in 2014 Mr. Sean Bradley was granted 93,750 shares. In the third quarter of 2015 management determined that was highly improbably that any of the 2015 or 2016 performance period targets would be met.

Effective April 24, 2015, our board of directors appointed Sean Bradley to serve as President of our company as well as continuing as Chief Technology Officer and Secretary. Effective May 1, 2015, Mr. Bradley agreed to reduce his annual base salary to $150,000.  Effective October 1, 2015 the board and Mr. Bradley agreed that in lieu of cash Mr. Bradley would receive up to $6,250 per quarter in compensation in the form of market value of options or warrants. On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Mr. Bradley. The number of shares that vest under the performance options are determined based upon the company’s and Mr. Bradley’s (as applicable) performance compared to performance goals described below. The compensation committee established a target number of shares of 1,500,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Mr. Bradley, as applicable. Subject to the share price condition, 50% of the target award will be earned by Mr. Bradley at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Mr. Bradley shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company's actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date.

Nathaniel Bradley (previous executive). Pursuant to an Executive Employment Agreement, Nathaniel Bradley was employed as our Chief Executive Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $200,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Bradley is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan, the AudioEye, Inc. 2013 Incentive Compensation Plan and the AudioEye, Inc. 2014 Incentive Compensation Plan. Pursuant to the first year goals, in 2014 Mr. Nathaniel Bradley was granted 83,333 shares. In connection with entry into the Executive Employment Agreement, we and Mr. Bradley terminated the existing employment agreement, dated April 1, 2010, between us and Mr. Bradley effective as of August 7, 2013.

Pursuant to a Performance Share Unit Agreement, Mr. Bradley was granted an award of an aggregate of 200,000 Performance Share Units (“PSUs”) at target value of established goals.  Each PSU represented the right to receive one share of our common stock. 37.5% of these awards are tied to targeted revenue goals of approximately $1.7 million, $8.0 million and $22 million over the years ended March 31, 2014, March 31, 2015 and March 31, 2016, respectively. 37.5% of these awards are tied to targeted cash flow goals over the three years, and 25% are tied to discretionary goals.  The award would pay above or below the target number of shares based on performance.  In order to receive any shares the threshold value of goals is 75% of the target, which would payout at 100,000 shares.  The maximum share payout was 400,000 shares if 125% of performance targets are met.  We would use interpolation to determine share payouts if the performance metric values achieved are between the threshold, target and maximum goal levels. In the third quarter of 2015 management determined that was highly improbably that any of the 2015 or 2016 performance period targets would be met.

Effective April 24, 2015, Nathaniel Bradley resigned as Chief Executive Officer and President of our company.  Effective with his resignation as Chief Executive Officer and President, our board of directors appointed Mr. Bradley to serve as Founder and Chief Innovation Officer as well as Treasurer of our company. Effective May 1, 2015, Mr. Bradley agreed to reduce his annual base salary to $125,000. Effective August 27, 2015 Mr. Bradley resigned from his position as Chief Innovation Officer and member of the board.

James Crawford (previous executive). Pursuant to an Executive Employment Agreement, James Crawford was employed as our Chief Operating Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $185,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Crawford is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan, the AudioEye, Inc. 2013 Incentive Compensation Plan and the AudioEye, Inc. 2014 Incentive Compensation Plan.

Pursuant to a Performance Share Unit Agreement, Mr. Crawford was granted an award of an aggregate of 200,000 PSUs at target value of established goals.  75% of these awards are tied to targeted revenue goals of approximately $1.7 million, $8.0 million and $22 million over the years ended March 31, 2014, March 31, 2015 and March 31, 2016, respectively and 25% were tied to discretionary goals.  The award would pay above or below the target number of shares based on performance.  In order to receive any shares the threshold value of goals was 75% of the target, which would payout at 100,000 shares.  The maximum share payout was 300,000 shares if 125% of performance targets were met.  We would use interpolation to determine share payouts if the performance metric values achieved were between the threshold, target and maximum goal levels. Pursuant to the first year goals, Mr. Crawford was granted 91,667 shares. In the third quarter of 2015 management determined that was highly improbably that any of the 2015 or 2016 performance period targets would be met.

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

The consulting agreement with Crawdad was terminated by mutual agreement on December 31, 2015.

Edward O’Donnell (previous executive). Pursuant to an Executive Employment Agreement, Mr. O’Donnell was employed as our Chief Financial Officer.  The term of the Executive Employment Agreement was two years commencing August 7, 2013, subject to extension upon mutual agreement.  He was to receive a base annual salary of $165,000 during the employment period.  He was entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. O’Donnell was also entitled to equity awards under our incentive compensation plan.

Effective March 29, 2015, Edward O’Donnell resigned from his position as our Chief Financial Officer.

Constantine Potamianos (previous executive). Pursuant to an Executive Employment Agreement, Constantine Potamianos was employed as our Chief Legal Officer and General Counsel.  The term of the Executive Employment Agreement was two years commencing August 7, 2013, subject to extension upon mutual agreement.  He received a base annual salary of $150,000 during the employment period.  He was entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. Potamianos was also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan, the AudioEye, Inc. 2013 Incentive Compensation Plan and the AudioEye, Inc. 2014 Incentive Compensation Plan.

On August 7, 2015 Constantine Potamianos employment contract expired.

Paul Arena (previous executive). On January 27, 2014, we entered into agreements with Paul Arena.  Under an Executive Employment Agreement dated as of January 27, 2014, Mr. Arena had direct responsibility working in conjunction with our Chief Executive Officer, over operations, sales marketing, financial accounting and SEC reporting, operational budgeting, sales costing analysis, billing and auditor interfacing.  The initial term of Mr. Arena’s employment was two years.  Mr. Arena’s base salary was $275,000 per year.  Mr. Arena received a signing bonus of $35,000 and was entitled to a quarterly bonus of up to $50,000 based on recognized revenues for the applicable quarter and additional bonuses at the discretion of our board of directors or compensation committee.  Mr. Arena had been granted five year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.40 per share and stock options to purchase 1,500,000 shares at an exercise price of $0.40 per share subject to vesting as set forth in the Executive Employment Agreement.  Pursuant to a separate Performance Share Unit Agreement dated as of January 27, 2014, we granted to Mr. Arena an award of up to 3,000,000 PSUs.  Each PSU represented the right to receive one share of common stock.  The number of PSUs that Mr. Arena actually earned would have been determined by the level of achievement of the performance goals set forth in the Performance Share Unit Agreement. Mr. Arena was granted an award of an aggregate of 1,500,000 PSUs at target value of established goals.  35% of these awards were tied to targeted revenue goals over the years ended January 31, 2015 and January 31, 2016. 35% of these awards were tied to targeted cash flow goals over the years, and 30% are tied to discretionary goals.  The award would pay above or below the target number of shares based on performance.  In order to receive any shares the threshold value of goals is 75% of the target, which would payout at 1,000,000 shares.  The maximum share payout was 3,000,000 shares if 125% of performance targets were met.  We would have used interpolation to determine share payouts if the performance metric values achieved were between the threshold, target and maximum goal levels. Even though in the third quarter of 2015 management determined that was highly improbably that any of the 2015 or 2016 performance period targets would be met, this determination was preempted by the Separation and Release Agreement (the “Separation Agreement”) discussed below.

On March 5, 2015, we and Paul Arena entered into a Separation Agreement) pursuant to which Mr. Arena resigned as Executive Chairman/Chairman of the Board and a member of our board of directors. Under the Separation Agreement, we and Mr. Arena agreed that, pursuant to his Stock Option Agreement with us, options to purchase 500,000 common shares were vested, options to purchase an additional 500,000 shares (the “Second Tranche”) vested and options to purchase 500,000 shares were forfeited. Fifty percent of the options under the Second Tranche were subject to certain clawback provisions as set forth in the Separation Agreement and were clawed back due to the restatement of financial information for 2014. Additionally, Mr. Arena was granted 500,000 shares of our restricted common stock (the “Restricted Shares”) with 250,000 shares to be deposited in escrow to cover the clawback rights of our company. The Restricted Shares were clawed back due to the restatement of financial information for 2014. The Restricted Shares were being issued to Mr. Arena in lieu of any issuances which may be due him under his Performance Share Unit Agreement. The Restricted Shares and shares issuable pursuant to options described above were subject to a Lock-up/Leakage Agreement under which Mr. Arena is limited to a cap of $50,000 in gross proceeds from the sale of such shares in any month.

Also on March 5, 2015, we and AIM Group, Inc. (“AIM”), a corporation wholly owned by Mr. Arena, entered into a Consulting Agreement (the “Consulting Agreement”) pursuant to which AIM, through Mr. Arena, is to provide certain consulting services to us for a period of one year. Under the Consulting Agreement, AIM received a one-time net payment of $267,000.

AudioEye, Inc. 2012 Incentive Compensation Plan, AudioEye, Inc. 2013 Incentive Compensation Plan, AudioEye, Inc. 2014 Incentive Compensation Plan, AudioEye, Inc. 2015 Incentive Compensation Plan, and AudioEye, Inc. 2015 Incentive Compensation Plan

On December 19, 2012, our board of directors and holders of a majority of our outstanding shares of common stock adopted and approved the AudioEye, Inc. 2012 Incentive Compensation Plan (the “2012 Plan”); on August 20, 2013, our board of directors and holders of a majority of our outstanding shares of common stock adopted and approved the AudioEye, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”); on January 27, 2014, our board of directors adopted and approved and on March 5, 2014 holders of a majority of our outstanding shares of common stock adopted and approved the AudioEye, Inc. 2014 Incentive Compensation Plan (the “2014 Plan”); and on September 5, 2014, our board of directors adopted and approved and, on September 10, 2014, holders of a majority of our outstanding shares of common stock adopted and approved the AudioEye, Inc. 2015 Incentive Compensation Plan (the (“2015 Plan”, and together with the 2014 Plan,  2013 Plan and the 2012 Plan, the “Plans”). Our board of directors has approved a 2016 Incentive Compensation Plan that is still subject to approval by the majority of shareholders. The purpose of the Plans is to assist us in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors, consultants and other persons who provide services to us. The following summary of the Plans is qualified in its entirety by the specific language of the Plans.

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

INCENTIVE COMPENSATION PLAN

Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to each of our named executive officers at December 31, 2015.

				All Other
		Estimated	All Other	Option/Warrant
		Future	Stock	Awards:
		Payments	Awards:	Number of
		under Equity	Number of	Shares	Exercise Price	Grant Date Fair
		Incentive	Shares of	Underlying	of Option	Value of Stock
		Plan Awards	Stock or	Options	Awards	and Option
Name	Grant Date	(1) Target ($)	Units (#)	(#)(1)	($/Share)	Awards ($)(2)

Dr. Carr Bettis	6/2/2015	-	1,250,000	-	$0.16	$200,000
	6/2/2015	-	-	2,000,000	$0.16	$239,007
	10/26/2015	-	-	750,000	$0.041	$14,556

Todd Bankofier	6/2/2015	-	-	150,000	$0.16	$14,359

(1)	The amounts in the column under “All Other Option Awards” represent shares underlying options awarded. Dr. Carr Bettis awards are immediate vesting and all others vest over time.
(2)	The amounts in the column under “Grant Date Fair Value of Option Awards” represent the fair value of the awards on the date of grant, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation.

Outstanding Equity Awards

The following table sets forth certain information concerning unexercised stock options for each of our named executive officers at December 31, 2015:

	Number of		Number of			Number of
	securities		securities			shares or	Market value
	underlying		underlying	Option/		units of	of shares or
	unexercised		unexercised	Warrant	Option/Warrant	stock that	units of stock
Named Executive	options/warrants (#)		options/warrants (#)	Exercise	Expiration	have not	that have not
Officer	Exercisable		Unexercisable	Price ($)	Date	vested (#)	vested ($)
Dr. Carr Bettis	200,000	(1)	-	$0.5	8/20/2016	-	-
	178,125	(1)	121,875	$0.45	3/24/2019	-	-
	46,875	(2)	-	$0.6	12/31/2019	-	-
	2,000,000	(3)	-	$0.16	6/2/2020	-	-
	750,000	(4)	-	$0.041	10/26/2018	-	-

Todd Bankofier	100,000	(5)	50,000	$0.016	6/2/2020	-	-

Sean Bradley	93,750		-	$0.25	12/18/2017	-	-
	994,616	(6)	248,654	$0.25	3/19/2018	-	-
	28,333	(7)	-	$0.5	6/30/2016	-	-
	67,033	(8)	-	$0.39	9/30/2016	-	-
	3,200	(9)	-	$0.4	11/12/2018	-	-
	25,000	(10)	-	$0.5	11/13/2016	-	-
	473,333	(12)	-	-	-	-	-

Nathaniel Bradley (previous) (16)	1,130,770	(6)	-	$0.25	3/19/2018	-	-
	32,500	(7)	-	$0.5	6/30/2016	-	-
	103,128	(8)	-	$0.39	9/30/2016	-	-
	6,667	(9)	-	$0.4	11/12/2018	-	-
	25,000	(10)	-	$0.5	11/13/2016	-	-
	21,773	(11)	-	$0.4	11/22-12/10/2018	-	-
	473,334	(12)	-	-	12/23/2018	-	-

James Crawford (previous) (17)	309,729	(6)	-	$0.25	12/18/2017	-	-
	38,333	(7)	-	$0.5	6/30/2016	-	-
	95,394	(8)	-	$0.39	9/30/2016	-	-
	3,200	(9)	-	$0.4	11/12/2018	-	-
	53,036	(13)	-	$0.7	8/25/2018	-	-
	213,333	(14)	-	$0.4	12/23/2018	-	-

Edward O Donnell (previous) (18)	75,000		75,000	$0.39	7/28/2018	75,000	$12,000
	28,360	(7)	-	$0.39	9/30/2016	-	-

Paul Arena (previous) (19)	750,000		-	$0.40	3/27/17	-	-
	250,000	(15)	-	-	12/23/2018	-	-

(1)	Dr. Carr Bettis was granted 200,000 options on August 20, 2013 and 300,000 options on March 24, 2014 as an independent director.
(2)	Dr. Carr Bettis was granted 46,875 warrants on December 31, 2014 as part of his participation in a private placement.
(3)	Dr. Carr Bettis was granted 2,000,000 warrants on June 2, 2015 in his capacity as Executive Chairman before his employment agreement.
(4)	Dr. Carr Bettis was granted 500,000 options and 250,000 warrants on October 26, 2015 pursuant to his July 1, 2015 employment agreement.
(5)	Todd Bankofier was granted 150,000 options on June 2, 2015 in his capacity as advisory board member.
(6)	Warrants to purchase up to an aggregate of 3,652,672 shares of common stock were issued to Sean Bradley, Nathan Bradley and James Crawford in the same amount as the related party payables forgiven. 720,249 were forfeited.
(7)	Warrants to purchase up to 99,166 shares of common stock were granted to Sean Bradley, Nathan Bradley and James Crawford in consideration for the release of related party payables.
(8)	Warrants to purchase up to 293,915 shares of common stock were granted to Sean Bradley, Nathan Bradley, James Crawford and Edward O’Donnell for the release of related party payables.
(9)	Warrants to purchase up to 9,867 shares of common stock were granted to Sean Bradley and Nathan Bradley in consideration for the release of related party payables.
(10)	Warrants to purchase up to 50,000 shares of common stock were granted to Bradley Brothers, LLC which at December 31, 2015 was an equally owned entity with beneficial owners Sean Bradley and Nathan Bradley for release of related party payables.
(11)	Warrants to purchase up to 21,773 shares of common stock were granted to Nathan Bradley for release of related party payables.

(12)	Warrants to purchase up to 946,667 shares of common stock were granted to Bradley Brothers, LLC which at December 31, 2015 was an equally owned entity with beneficial owners Sean Bradley and Nathan Bradley in connection with their investment in a private placement. Sean Bradley no longer has an interest in Bradley Brothers, LLC.
(13)	Warrants to purchase up to 53,036 shares of common stock were granted to James Crawford for release of related party payables.
(14)	Warrants to purchase up to 213,336 shares of common stock were granted to James Crawford for release of related party payables.
(15)	Warrants associated with his participation in a private placement on December 23, 2013.
(16)	Effective April 24, 2015, Nathaniel Bradley resigned as Chief Executive Officer and President of our company. Effective August 27. 2015, Nathan Bradley resigned as Chief Innovation Officer and as a member of the board of directors of our Company.
(17)	Effective April 24, 2015, James Crawford resigned as Chief Operating Officer and Treasurer of our Company.
(18)	Edward O’Donnell resigned from his position as our Chief Financial Officer effective March 29, 2015.
(19)	Paul Arena and the Company on March 5, 2015, entered into a Separation and Release Agreement.

	Number of		Number of
	securities		securities
	underlying		underlying
	unexercised		unexercised	Option	Option
Named Executive	options (#)		options (#)	Exercise	Expiration
Officer	Exercisable		Unexercisable	Price ($)	Date

Dr. Carr Bettis (3)	200,000	(1)	-	$0.5	8/20/2016
	178,125	(1)	121,875	$0.45	3/24/2019
	500,000	(2)	-	$0.041	10/26/2018

Todd Bankofier	150,000	(4)	50,000	$0.016	6/2/2020

Sean Bradley	93,750		-	$0.25	12/18/2017

James Crawford (previous) (5)	318,750		-	$0.25	12/18/2017

Edward O Donnell (previous) (6)	75,000		75,000	$0.39	7/28/2018

Paul Arena (previous) (7)	750,000		-	$0.40	3/27/2017

(1)	Dr. Carr Bettis was granted 200,000 options on August 20, 2013 and 300,000 options on March 24, 2014 as an independent director.
(2)	Dr. Carr Bettis was granted 500,000 options on October 26, 2015 pursuant to his July 1, 2015 employment agreement.
(3)	Dr. Carr Bettis as Executive Chairman, before his employment agreement received 2,000,000 options.
(4)	Todd Bankofier was granted 150,000 options on June 2, 2015 in his capacity as advisory board member.
(5)	Effective April 24, 2015, James Crawford resigned as Chief Operating Officer and Treasurer of our Company. Vesting was accelerated as part of the severance and release agreement
(6)	Edward O’Donnell resigned from his position as our Chief Financial Officer effective March 29, 2015. Vesting on half of this award was accelerated as part of the severance and release agreement.
(7)	Paul Arena and the Company on March 5, 2015, entered into a Separation and Release Agreement. Vesting was accelerated on part of this award as part of the severance and release agreement.

Change in Control

There are no arrangements currently in effect, which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The following table gives the information about common stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2015:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	14,759,914	$0.30	5,240,086

Total	14,759,914	-	5,240,086

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2016 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our named executive officers and directors; and
•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3(d) promulgated by the Securities Exchange Act pursuant to which a person is deemed to have beneficial ownership of any shares of common stock that such stockholder has the right to acquire within 60 days of March 21, 2016. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares, subject to community property laws where applicable.  The inclusion of any securities in the following table does not constitute an admission of beneficial ownership by the persons named below.

			Approximate		Approximate	Amount of	Approximate
	Amount of		Percentage of	Amount of	Percentage of	Beneficial Ownership	Percentage of
	Beneficial Ownership		Outstanding	Beneficial Ownership	Outstanding	Convertible Debt	Outstanding
Name of Beneficial Owner (1)	Common Stock		Common Stock (2)	Preferred Stock	Preferred Stock (3)	Via Warrants (4)	Convertible Debt (4)
Dr. C. Bettis (5)	14,459,935	(6)	15.77%	10,000	5.71%	-	-
T. Bankofier	150,000	(7)	-	-		-	-
S. Bradley	8,348,940	(8)	9.11%	4,107	-%	-	-
D. Moradi (9)(10)	20,346,883	(10)	22.19%	50,000	28.57%	14,750,000	59.00%
A. Coelho (11)	718,750	(12)	-	-		-	-
C. Griffin (13)	312,500	(14)	-	-		-	-
E. Purcell (15)(16)	7,373,544		8.04%	10,000	5.71%	-	-
A. Zyngier (17)(18)	1,738,875		-	-		500,000	2.00%
N. Bradley (19)(20)	10,734,601		11.71%	-		-	-
M. Shrkeli (21)	-		-	50,000	28.57	2,000,000	8.00%
Riverloft Capital (22)	-		-	15,000	8.57	-	-
KTK Capital (23)	-		-	10,000	5.71	2,000,000	8.00%
All directors, executive officers and beneficial owners as a group (12 individuals)	63,913,903		78.21%	149,107	82.86%	19,250,000	61.00%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711.
(2)	Based on 81,717,154 shares of our common stock issued and outstanding as of March 21, 2016. Not included in the calculation of the percentages above, the company also has also has 14,759,914 options and 42,276,609 warrants outstanding.
(3)	Based on 175,000 preferred shares convertible into 9,977,195 shares of common stock.
(4)	Based on 25,000,000 warrants associated with the issuance of $2,500,000 convertible debt in November, 2015.
(5)	Dr. Bettis business address is c/o Fathom Lab LLC, 16211 N. Scottsdale Rd, Suite A6A-628, Scottsdale, AZ 85254.
(6)	Dr. Bettis is the Managing Member of CSB IV US Holdings, LLC, the record owner of 10,654,406 shares, including 5,925,000 shares purchased in three private transactions. Dr. Bettis is also co-trustee of the J. Carr & Stephanie V. Bettis Revocable Trust, the record owner of 564,803 shares and warrants to purchase up to 46,875 shares. Includes 210,000 shares in two discretionary accounts of Dr. Bettis. Includes stock options to purchase up to 1,000,000 shares. Includes warrants to purchase up to 2,500,000 shares. Includes 10,000 shares of Series A Convertible Preferred Stock convertible into 570,125 common shares held by the J. Carr & Stephanie V. Bettis Revocable Trust.
(7)	Consists of vested stock options to purchase up to 150,000 shares.
(8)	Includes 6,644,700 shares originally held by Bradley Brothers, LLC. Includes warrants to purchase up to 1,590,490 shares and stock options to purchase up to 93,750 shares, plus options to purchase up to 150,000 granted in lieu of salary. Includes 4,107 shares of Series A Convertible Preferred Stock convertible into 234,151 common shares.
(9)	Mr. Moradi’s business address is c/o Anthion Management LLC, 379 West Broadway, New York, New York 10012.
(10)	Mr. Moradi and his business Anthion Management, LLC holds 17,496,256 common shares. In connection with investment in our common equity private placements they hold warrants to purchase up to 2,839,583 shares. The warrants contain a provision restricting their exercise if after giving effect to such exercise, Mr. Moradi would beneficially own in excess of 9.99% of our shares outstanding except as otherwise provided in the warrants. Includes 50,000 shares of Series A Convertible Preferred Stock convertible into 2,850,627 common shares held by Anthion Management, LLC.
(11)	Mr. Coelho’s business address is 51 Baltimore Ave, #2, Rehoboth Beach, DE 19971.
(12)	Consists of vested stock options to purchase up to 718,750 shares.
(13)	Ms. Griffin’s business address is 11 Beacon Street, Suite 925, Boston, MA 02108
(14)	Consists of vested stock options to purchase up to 312,500 shares.
(15)	Mr. Purcell’s business address is c/o Houlihan Lokey, Inc., 1395 Brickell Avenue, Suite 1130, Miami, FL 33131.
(16)	Consists of 5,654,794 commons stock, including 2,000,000 shares purchased in two private transactions. Includes vested stock options to purchase up to 718,750 shares and warrants to purchase up to 1,000,000 shares. In addition, 10,000 shares of Series A Convertible Preferred Stock convertible into 570,125 common shares.
(17)	Mr. Zyngier’s business address is 475 Park Avenue South, Floor 12, New York, NY 10016

(18)	Consists of vested stock options to purchase up to 468,750 shares and 500,000 warrants from his 2% interest in convertible debt. Includes 10,000 shares of Series A Convertible Preferred Stock convertible into 570,125 common shares held by the Equity Trust Custodian FBO Alexandre Zyngier IRA. Includes 200,000 warrants held by affiliate Research Agency, Inc. for services performed in 2013.

(19)	Former director and executive of the Company, Nathan Bradley’s business address is 504 W. 29th Street Tucson, AZ 85713
(20)	Includes 6,644,700 shares held by Bradley Brothers, LLCand warrants to purchase up to 996,667 shares. Includes 711,764 shares held by Bradley Lecrone Investment Group, LP and 993,430 shares held by Lecrone Bradley Asset Management. Includes 216,825 shares and 1,294,798 warrants held by Nathan Bradley. Does not include 5,186,860 shares issued on December 20, 2012 related to the conversion of our debt owed to Nathaniel Bradley. The conversion shares were issued to Mr. Bradley’s designees. Mr. Bradley has no investment or voting power over said shares and is not deemed to be the beneficial owner thereof.
(21)	Mr. Shrkeli’s business address is 245 E. 40th Street, Apt 18H, New York, NY 10016
(22)	Riverloft Capital’s business address is 300 W 41 Street, Suite 201A, Miami Beach, FL 33140
(23)	KTK Capital’s business address is 100 South Pointe Drive #1501, Miami Beach, FL 33139

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

The following Directors are independent:

•	Anthony Coelho
•	Christine Griffin
•	Ernest Purcell
•	Alexandre Zyngier

Item 14: Principal Accounting Fees and Services

The firm of MaloneBailey, LLP acts as our independent registered public accounting firm. The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2015 and for fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our financial reports on Form S-1, Form 10-Qs in the future and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31,	December 31,
	2015	2014
Audit Fees	$98,647	$48,300
All Other Fees	$272,783	$7,800
Total	$371,430	$56,100

Audit and Other fees increased in 2015 due to the restatement of the 2014 first, second and third quarterly financial statements together with the amounts paid to contract a temporary CFO to compile the restatements, the 2014 10-K, and the quarterly 2015 financial statement. Multiple levels of supervision have been implemented and the firm has improved cross reconciliations of internal parties’ actions and approvals. Singular levels of approval, supervision and processing have been eliminated. All contracts are thoroughly reviewed by management and at certain levels require Board approval. The firm no longer engages in non-monetary transactions related to Intellectual Property. All transactions are representative of cash contracts in the form of Subscription and Services Agreements.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit, is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	The following documents are filed as part of this report:

(1)	Financial Statements — See Index to Consolidated Financial Statements on page F-1 below and the financial pages that follow.

(2)	Financial Statements Schedules — Schedule II - Valuation and Qualifying Accounts. All schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes thereto.

(3)	Exhibits — The following exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

Exhibit No.	Description
3.1	Certificate of Incorporation of AudioEye, Inc. (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc. (1)

3.3	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc. (2)

3.4	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc. (12)

3.5	By-laws of AudioEye, Inc. (1)

4.1	Form of Warrant (9)

4.2	Form of Warrant (9)

4.3	Form of Warrant (13)

4.4	Form of Warrant (14)

4.4	Certificate of Designations — Series A Convertible Preferred Stock (17)

10.1	Master Agreement dated as of September 22, 2011 between CMG Holdings Group, Inc. and AudioEye Acquisition Corporation (1)

10.2	Form of Services Agreement between CMG Holdings Group, Inc. and AudioEye, Inc. (1)

10.3	Termination and Release Agreement dated October 24, 2011 between Maryland Technology Development Corp. and AudioEye, Inc. (3)

10.4	Promissory Note dated October 24, 2011 between Maryland Technology Development Corp. and AudioEye, Inc. (4)

10.5	AudioEye, Inc. 2012 Incentive Compensation Plan effective December 19, 2012 (4)

10.6	AudioEye, Inc. 2013 Incentive Compensation Plan effective August 20, 2013 (8)

10.7	Agreement and Plan of Merger dated as of March 22, 2013 between AudioEye, Inc. and AudioEye Acquisition Corporation (5)

10.8	Executive Employment Agreement dated August 7, 2013 between Nathaniel Bradley and AudioEye, Inc. (7)

10.9	Executive Employment Agreement dated August 7, 2013 between Sean Bradley and AudioEye, Inc. (7)

10.10	Executive Employment Agreement dated August 7, 2013 between James Crawford and AudioEye, Inc. (7)

10.11	Executive Employment Agreement dated August 7, 2013 between Edward O’Donnell and AudioEye, Inc. (7)

10.12	Executive Employment Agreement dated August 7, 2013 between Constantine Potamianos and AudioEye, Inc. (7)

10.13	Performance Share Unit Agreement dated August 7, 2013 between Nathaniel Bradley and AudioEye, Inc. (7)

10.14	Performance Share Unit Agreement dated August 7, 2013 between Sean Bradley and AudioEye, Inc. (7)

10.15	Performance Share Unit Agreement dated August 7, 2013 between James Crawford and AudioEye, Inc. (7)

10.16	Registration Rights Agreement dated as of November 13, 2013 by and among the Company and the investors identified on the signature pages thereto (First Private Placement) (9)

10.17	Registration Rights Agreement dated as of December 23, 2013 by and among the Company and the investors identified on the signature pages thereto (Second Private Placement) (9)

10.18	Executive Employment Agreement dated January 27, 2014 between Paul Arena and AudioEye, Inc. (10)

10.19	Performance Share Unit Agreement dated January 27, 2014 between Paul Arena and AudioEye, Inc. (10)

10.20	AudioEye, Inc. 2014 Incentive Compensation Plan effective January 27, 2014 (11)

10.21	AudioEye, Inc. 2015 Incentive Compensation Plan effective September 5, 2014 (13)

10.22	Separation and Release Agreement dated March 5, 2015 between Paul Arena and AudioEye, Inc. (15)

10.23	Consulting Agreement dated March 5, 2015 between AIM Group, Inc. and AudioEye, Inc. (15)

10.24	Separation and Release Agreement dated March 29, 2015 between Edward O’Donnell and AudioEye, Inc. (16)

10.25	Executive Employment Agreement dated July 1,2015 between Dr. Carr Bettis and AudioEye, Inc. (18)

14.1	Code of Ethics (6)

21.1*	Subsidiaries of AudioEye, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	Incorporated by reference to Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 21, 2011.

(2)	Incorporated by reference to Form S-1/A, filed with the SEC on October 1, 2012.

(3)	Incorporated by reference to Form S-1/A, filed with the SEC on February 10, 2012.

(4)	Incorporated by reference to Form S-1/A, filed with the SEC on January 11, 2013.

(5)	Incorporated by reference to Form 8-K, filed with the SEC on March 27, 2013.

(6)	Incorporated by reference to Form 10-K, filed with the SEC on April 15, 2013.

(7)	Incorporated by reference to Form 10-Q, filed with the SEC on August 9, 2013.

(8)	Incorporated by reference to Form S-8, filed with the SEC on August 28, 2013.

(9)	Incorporated by reference to Form 8-K, filed with the SEC on December 26, 2013.

(10)	Incorporated by reference to Form 8-K, filed with the SEC on January 30, 2014.

(11)	Incorporated by reference to Form S-1/A, filed with the SEC on February 4, 2014.

(12)	Incorporated by reference to Form 10-K, filed with the SEC on March 31, 2014.

(13)	Incorporated by reference to Form 10-Q, filed with the SEC on November 7, 2014.

(14)	Incorporated by reference to Form 8-K, filed with the SEC on January 7, 2015.

(15)	Incorporated by reference to Form 8-K, filed with the SEC on March 6, 2015.

(16)	Incorporated by reference to Form 8-K, filed with the SEC on April 1, 2015.

(17)	Incorporated by reference to Form 8-K, filed with the SEC on May 7, 2015.

(18)	Incorporated by reference to Form 8-K, filed with the SEC on July 8, 2015.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2016.

AUDIOEYE, INC.

By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

By:	/s/ Todd Bankofier
Todd Bankofier
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Carr Bettis	Executive Chairman/Chairman of the Board and Director	March 30, 2016
Dr. Carr Bettis

/s/ Todd Bankofier	Chief Executive Officer	March 30, 2016
Todd Bankofier

/s/ Sean Bradley	President, Chief Technology Officer, President, and Secretary	March 30, 2016
Sean Bradley

/s/ Anthony Coelho	Director	March 30, 2016
Anthony Coelho

/s/ Christine Griffin	Director	March 30, 2016
Christine Griffin

/s/ Ernest Purcell	Director	March 30, 2016
Ernest Purcell

/s/ Alexandre Zyngier	Director	March 30, 2016
Alexandre Zyngier

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

AudioEye, Inc.

Tucson, Arizona

We have audited the accompanying consolidated balance sheets of AudioEye, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AudioEye, Inc. and its subsidiary as of December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has incurred losses from operations and net cash used in operating activities since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this mater are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 30, 2016

F- 1

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$1,687,257	$1,672,901
Accounts receivable, net	22,741	261,676
Related party receivables	-	10,000
Marketable securities held in related party	3,600	13,800
Non-marketable securities held in related party	50,000	50,000
Subscription receivable	-	1,175,000
Prepaid expenses and other current assets	41,388	90,688
Total Current Assets	1,804,986	3,274,065

Property and equipment, net	-	651
Intangible assets, net	2,840,856	3,097,293
Goodwill	700,528	700,528
Total Assets	$5,346,370	$7,072,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$213,620	$779,891
Billings in excess of revenues	-	123,908
Notes and loans payable-current	24,000	24,000
Related party payables	153,474	228,983
Derivative liabilities	439,361	-
Deferred revenue	60,790	-
Total Current Liabilities	891,245	1,156,782

Long Term Liabilities
Convertible notes and loans payable-long term, net	1,923,499	51,800
Related party loans	-	-
Total Long Term Liabilities	1,923,499	51,800

Total Liabilities	2,814,744	1,208,582

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized, 175,000 and none issued and outstanding as of December 31, 2015 and 2014, respectively	2	-
Common stock, $0.00001 par value, 250,000,000 shares authorized, 81,717,154 and 77,817,861 issued and outstanding, as of December 31, 2015 and 2014, respectively	817	778
Treasury stock	(623,000)	(623,000)
Additional paid-in capital	27,393,238	23,516,463
Accumulated deficit	(24,239,431)	(17,030,286)
Total Stockholders’ Equity	2,531,626	5,863,955
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,346,370	$7,072,537

See Notes to Consolidated Financial Statements

F- 2

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2015	December 31, 2014
Revenues	$338,863	$516,807
Revenues from related parties	-	6,500
Total revenues	338,863	523,307

Cost of services	1,224,652	1,197,936

Gross (Loss)/Profit	(885,789)	(674,629)

Selling and marketing expenses	884,440	1,537,732
Research and technology expenses	375,817	610,329
General and administrative expenses	4,633,702	6,455,327
Amortization and depreciation	534,220	416,009
Total operating expenses	6,428,179	9,019,397

Operating loss	(7,313,968)	(9,694,026)

Other income (expense)	3,814	-
Unrealized loss on marketable securities	(10,200)	(10,200)
Loss on conversion of accounts receivable to marketable securities	-	(36,000)
Unrealized gain (loss) on derivative liabilities	187,932	-
Interest expense	(72,443)	(10,587)
Interest expense - related party	(4,280)	-
Total other expense	104,823	(56,787)

Net loss	$(7,209,145)	$(9,750,813)
Deemed dividend on Series A Convertible preferred stock	(594,641)	-
Dividend on Series A Convertible preferred stock	(58,733)	-
Net loss attributable to common stockholders	$(7,862,519)	$(9,750,813)

Net loss per common share basic and diluted	(0.10)	(0.16)

Weighted average common shares outstanding basic and diluted	80,445,509	61,962,359

See Notes to Consolidated Financial Statements

F- 3

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

						NON-CONTROLLING
						INTEREST
	COMMON STOCK		PREFERRED STOCK		PAID IN	/TREASURY	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STOCK	(DEFICIT)	TOTAL

Balance, December 31, 2013	53,239,369	$532	-	$-	$13,231,212	$(623,000)	$(7,279,473)	$5,329,271

Common stock issued for cash and subscription
receivables, net	10,820,834	108	-	-	3,857,581	-	-	3,857,689

Common stock issued for exercise of warrants	11,678,806	117	-	-	3,643,853	-	-	3,643,970

Common stock issued for services	1,963,537	20	-	-	918,295	-	-	918,315

Cashless exercise of options and warrants	115,315	1	-	-	(1)	-	-	-

Warrants. Options and PSU issued for services	-	-	-	-	1,844,009	-	-	1,844,009

Warrants issued for conversion of accrued salary	-	-	-	-	21,514	-	-	21,514

Net loss	-	-	-	-	-	-	(9,750,813)	(9,750,813)

Balance, December 31, 2014	77,817,861	$778	-	$-	$23,516,463	$(623,000)	$(17,030,286)	$5,863,955

Preferred stock issued for cash	-	-	175,000	2	$1,749,998	-	-	1,750,000

Common stock issued for cash and subscription
receivables, net	812,500	8	-	-	324,992	-	-	325,000

Common stock issued for exercise of warrants	109,855	1	-	-	43,940	-	-	43,941

Common stock issued for services	3,101,936	31	-	-	682,095	-	-	682,126

Warrants issued for cancellation of common stock	(124,998)	(1)	-	-	1	-	-	-

Warrants, Options and PSU issued for services	-	-	-	-	1,075,749	-	-	1,075,749

Net loss	-	-	-	-	-	-	(7,209,145)	(7,209,145)

Balance, December 31, 2015	81,717,154	817	175,000	$2	27,393,238	(623,000)	(24,239,431)	2,531,626

See Notes to Consolidated Financial Statements

F- 4

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2015	December 31, 2014
Cash Flows from operating activities:
Net loss	$(7,209,145)	$(9,750,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	534,220	416,009
Option, warrant and PSU expense	1,075,749	1,844,009
Amortization of debt discounts	26,992	1,155
Unrealized loss on marketable securities	10,200	10,200
Stock issued for services	682,126	918,315
Bad debt expense	-	108,320
Loss on conversion of accounts receivable to marketable securities	-	36,000
Gain on derivative liabilities	(187,932)	-
Changes in operating assets and liabilities:
Accounts receivable	238,935	139,301
Related party receivable	10,000	72,250
Other current assets	49,300	(90,688)
Accounts payable and accruals	(566,272)	384,875
Billings in excess of revenues	(123,908)	123,908
Deferred revenue	60,790	-
Related party payables	(75,509)	(14,441)
Net cash (used in) operating activities	(5,474,454)	(5,801,600)

Cash Flows from investing activities:
Cash (paid for) intellectual property	(43,689)	(48,037)
Investment in non-marketable securities held in related party	-	(50,000)
Software development costs	(233,442)	(388,125)
Net cash (used in) investing activities	(277,131)	(486,162)

Cash Flows from financing activities:
Payments on related party loans	-	(35,000)
Payments on debt	(28,000)	(178,000)
Issuance of common stock for cash	325,000	2,682,689
Collection of stock subscription receivable	1,175,000	-
Issuance of preferred stock for cash	1,750,000	-
Proceeds from exercise of warrants	43,941	3,643,970
Borrowings on convertible debt	2,500,000	-
Net cash provided by financing activities	5,765,941	6,113,659

Increase (decrease) in cash	14,356	(174,103)
Cash - beginning of period	1,672,901	1,847,004
Cash - end of period	$1,687,257	$1,672,901

NON-CASH FINANCING ACTIVITIES
Debt discount for warrants issued with debt	$627,293	$-
Warrant issued for cancellation of common stock	1	-
Deemed dividend on Series A Convertible preferred stock	594,641	-
Warrants issued for accrued salary	-	21,514
Common stock issued for subscription receivable	-	1,175,000
Conversion of accounts receivable to marketable securities	-	60,000
Common stock issued for cashless exercise of options and warrants	-	1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash interest paid	$4,567	$11,301
Income taxes paid	-	-

See Notes to Consolidated Financial Statements

F- 5

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: OVERVIEW AND GOING CONCERN

Organization and Business

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

Going Concern

As of December 31, 2015, the Company had working capital of $913,741 but the Company used net cash in operations of $5,474,454 during the twelve months ended December 31, 2015. In addition, the Company has incurred net losses since inception. Even with a greater focus on cash revenue generation and the ongoing cost reductions, the conditions described above, raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company has been successful in raising capital in the past, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan.

F- 6

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

During the years ended December 31, 2015 and 2014, Empire had no activity.  Empire had no assets or liabilities as of December 31, 2015 and December 31, 2014.

The Company acquired 19.5 % of Couponicate for a nominal cost in the year ended December 31, 2012. The entity has no assets or liabilities and has no net income or loss.

Capitalization of Software Development Costs

The Company expenses development costs for research and development until such time as the software became technologically feasible.  The Company’s software became technologically feasible at the end of 2013.  The software development was substantially completed by the end of August, 2014.  The Company further determined that the life of the capitalized software development costs is three years. Further enhancements and Patentable improvements were developed in 2015 and are ongoing. New patents have been filed and are pending as discussed more fully in the Business Description.

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

Research and Technology Expenses

Research and technology expenses are expensed in the period costs are incurred. For the year ended December 31, 2015 and 2014 research and technology expenses totaled $375,817 and $610,329 respectively.

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

The Company had two major customers including their affiliates which generated approximately 67.5% (56.3% and 11.2%)  and 87% (77% and 10%) of its revenue in the fiscal years ended December 31, 2015 and 2014, respectively.

Certain Software as a Service (SaaS) and website hosting contracts are prepared and invoiced on an annual basis. Any funds received for hosting services not provided yet are held in deferred revenue, and are recorded as revenue is earned.

Billings in Excess of Revenues

The Company applies percentage of completion accounting to long term contracts. Revenue is recognized as a portion of the contract term as services are delivered, and differed revenue is recorded, only upon the receipt of cash. Timing and accounts affected by the respective journal entry are triggered when payment is received and applied to invoices in accounts receivable. There were no long-term contracts in process as of December 31, 2015.

F- 7

Fiscal Year End

The Company has a fiscal year ending on December 31.

Cash and Cash Equivalents

The Company considers cash in savings accounts to be cash equivalents. The Company considers any short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. The Company does not generally require collateral for its accounts receivable. There was an allowance for doubtful accounts of $-0- and $19,675 as of December 31, 2015 and 2014, respectively.

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

Goodwill, Intangible Assets, and Long-Lived Assets

Goodwill is carried at cost and is not amortized.  The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data.  Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at December 31, 2015 and 2014 and determined that there was no impairment.

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

F- 8

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

Patents were evaluated for impairment and no impairment losses were incurred during the years ended December 31, 2015 and 2014, respectively.

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

F- 9

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

In October and November 2015, the Company issued warrants with an exercise price of $0.10 in connection with a convertible debt instruments. The five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.10 per share. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. The notes are not yet convertible, but the notes with any accrued interest automatically convert on the event of an equity capital raise of at least $2.0 million.

The Company estimated the fair value of these derivative warrants at initial issuance and again at each balance sheet date. The changes in fair value are recognized in earnings in the statement of operations under the caption “unrealized gain/(loss) – derivative liability” until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the dates of issuance, the price of the Company stock ranged $0.031 to $0.058, volatility was estimated to be 102%, the risk free rate ranged 1.14% to 1.75% and the remaining term was 5 years. At December 31, 2015, the price of the Company stock was 0.0306, volatility was estimated to be 102%, the risk free rate ranged 1.14% to 1.75% and the remaining term ranged from 4.77 to 4.85 years. As of December 31, 2015, the fair value of the warrants was determined to be $439,361, resulting in an unrealized gain on the change in the fair value of this derivative liability of $187,932 for the year ended December 31, 2015.

The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of December 31, 2015 and 2014:

		Fair Value
	Fair Value	Hierarchy
Assets
Marketable securities, December 31, 2015	$3,600	Level 1
Marketable securities, December 31, 2014	$13,800	Level 1

Liabiilities
Derivative Liability , At Issuance	$627,293	Level 3
Derivative Liability , December 31, 2015	$439,361	Level 3

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements other than noted.

The FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. The standard has been applied to our debt issuance from October and November 2015 and is reflected in our financial statements beginning with the period ending December 31, 2015

Effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, the FASB issued ASU 2016-01 amendments, which among other things:

•	Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.

•	Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

•	Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables).

•	Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.

The Company does not expect the adoption of this update will have a material impact on its consolidated financial statements.

F- 10

NOTE 3: MARKETABLE AND NON-MARKETABLE SECURITIES

During 2014, the Company converted $60,000 of accounts receivable initially for a convertible note from Ecologic Transportation.  Ecologic Transportation is affiliated with a former director of the Company.  The note was convertible into 600,000 shares of Ecologic Transportation common stock.  Subsequently, Ecologic Transportation merged into Peartrack Security Systems, Inc.  As of December 31, 2014, the Company held 60,000 shares in Peartrack Security Systems, Inc.  The fair value of the investment on the date of conversion was $24,000 and as of December 31, 2014 was $13,800.  This resulted in a loss on the conversion date of the accounts receivable of $36,000 in 2014, and a further unrealized loss of $10,200 at December 31, 2014. At December 31, 2015, a reduction in value to $3,600 of the security resulted in an unrealized loss of $10,200.

During 2014, the Company entered into a licensing transaction where it received 1,200,000 shares of Beta Music Group.  This investment was deemed to be an investment in nonmarketable securities and the shares were recorded at cost of $-0-.  As of December 31, 2014, the Company continues to hold 1,200,000 shares of Beta Music Group.

During 2014, the Company invested $50,000 in Cannonball Red in return for 97,500 shares with the expressed purpose of achieving new customers.  Cannonball Red is affiliated with a related party.  The Company recorded the investment at cost of $50,000 and the investment was determined to be nonmarketable securities.  Subsequent to the investment in 2014, the Company and Cannonball Red entered into an agreement where upon Cannonball Red would repurchase the investment for $60,000 at an agreed upon future date.  The parties have not agreed upon such date.  As of December 31, 2015 and 2014, the Company held 97,500 shares of Cannonball Red, and Cannonball Red does not have the resources to repurchase the securities.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2015	2014
Computers and peripherals	$25,478	$25,478
Accumulated deprecation	(25,478)	(24,827)
Property, plant and equipment, net	$-	$651

Depreciation expense totaled $651 and $3,196 for the years ended December 31, 2015 and 2014, respectively.

NOTE 5: INTANGIBLE ASSETS

For the year ended December 31, 2015 and 2014, the Company invested in Patents in the amounts of $43,689 and $48,037 respectively.

Prior to December 31, 2015, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

For the year ended December 31, 2015 and 2014, the Company invested in software development in the amounts of $233,442 and $388,125, respectively. Software development costs are amortized over their estimated useful life of three years.

F- 11

Prior to any impairment adjustment, intangible assets consisted of the following:

	December 31,	December 31,
	2015	2014
Patents	$3,655,070	$3,611,380
Capitalized software development	621,567	388,125
Accumulated amortization	(1,435,781)	(902,212)
Intangible assets, net	$2,840,856	$3,097,293

Amortization expense for patents totaled $361,133 and $346,690 for the years ended December 31, 2015 and 2014, respectively. Amortization expense for software development totaled $172,436 and $66,123 for the years ended December 31, 2015 and 2014, respectively.

Total amortization expense totaled $533,569 and $412,813 for the year ended December 31, 2015 and 2014, respectively.

NOTE 6: RELATED PARTY TRANSACTIONS

Dr. Carr Bettis, Executive Chairman and Chairman of Board of Directors

As of December 31, 2015, the Company owed Dr. Bettis $72,944 in accrued salary. In addition, AudioEye sub-leases an office for the Company’s CEO Todd Bankofier from Verus Analytics, Inc, a company in which Dr. Bettis has a controlling interest in. The sub-lease amount is $500 per month totaling $1,000 in 2015. The amount of $1,000 in Rent Payable is included inside Accounts Payable within the Balance Sheet.

Sean Bradley, President, Chief Technology Officer, and Secretary

As of December 31, 2015 and 2014, the Company owed Sean Bradley $6,250 and -0- in accrued salary.

David Moradi, a Material Shareholder, on a fully diluted basis

As of December 31, 2015 the Company owed David Moradi $70,000 in principal and $4,280 in accrued interest.

Former officer James Crawford, former Chief Operating Officer, Treasurer and Director

During 2014, the Company awarded 53,036 warrants in lieu of cash compensation valued at $21,514.

Former Officer, Nathaniel Bradley, Founder, Former, CEO, Chief Innovation Officer, Treasurer and Director

As of December 31, 2012, the Company had an outstanding related party loan to Nathaniel Bradley totaling $10,000.

During the year ended December 31, 2013, the Company borrowed a total of $224,000, due on demand with a warrant to purchase 28,400 common shares, vesting immediately with a strike price of $0.40. The 28,400 common share warrant was valued at $6,901 on the date the note was granted using a closing price that day of $0.35 through $0.43, a strike price of $0.40, term of 5 years, volatility of 100%, dividends of 0% and a discount rate of 1.37% through 1.43%. The value of the of $6,901 is reflected as a discount which was then amortized to expense because the note is a demand note. In the same year, $199,000 of principal balance and $25,000 accrued salary was converted to 746,667 of the Company’s common stock along with a warrant to purchase 746,667 shares of the Company’s common stock. The warrant shall vest immediately with a strike price of $0.40 and expire in 2018. As of December 31, 2013, related party loans due to Nathaniel Bradley totaled $35,000.  This amount was repaid by the Company in 2014.

As of December 31, 2015 and 2014, the Company owed $-0- and $0 to Mr. Bradley.

Others

The Company holds 60,000 shares in Peartrack Security Systems, formerly Ecologic Transportation, as of December 31, 2014 resulting from the conversion of a $60,000 accounts receivable balance in 2014. Peartrack Security Systems is an entity whose Executive Chairman was former Company director, Edward Withrow III. In 2014, the Company invested $50,000 in Cannonball Red in return for 97,500 shares held as of December 31, 2014. Former CEO, Chief Innovation Officer and director Nathan Bradley had a material interest in Cannonball Red at the time of the transaction.

F- 12

In summary, as of December 31, 2015 and 2014, the total balances of related party payable were $153,474 and $228,983 (see Note 8), respectively.

As of December 31, 2015 and 2014, there were outstanding receivables of $-0-, and $10,000 respectively, for services performed for related parties.

For the year ended December 31, 2015 and 2014, there were revenues earned of $-0- and $6,500, respectively, for services performed for related parties.  The related parties are family members of certain officers of the Company.

NOTE 7: NOTES PAYABLE

As at December 31, 2015 and 2014, the Company has current and long term notes payable of $24,000 and $1,923,499, and $24,000 and $51,800, respectively as shown in the table below.

Notes and loans payable	December 31, 2015	December 31, 2014
Short Term
Maryland TEDCO	$24,000	$24,000
Total	$24,000	$24,000
Long Term
Convertible Secured Note (net of unamortized discounts of $600,301 and $0)	1,899,699	-
Maryland TEDCO	$23,800	$51,800
Total	$1,923,499	$51,800

As of December 31, 2012, the Company had an outstanding loan to a third party in the amount of $74,900, which was originally issued during 2006 as part of an Investment Agreement. The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the consolidated balance sheets.  The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement (“Release”) with the third party.  The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the third-party in the combined amount of principal and accrued interest to date, for a total principal amount of $149,800.  The note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011.  As of December 31, 2015 and 2014, the principal amount owing was $47,800 and $75,800, respectively, of which $24,000 and $24,000, respectively, has been recorded as the current portion of the note, and $23,800 and $51,800, respectively, as the long-term portion of the note. The Company has paid $28,000 and $28,000 in monthly installments for the year ended December 31, 2015 and 2014, respectively.

F- 13

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

On October 9, 2015 (the “Initial Closing Date”), AudioEye, Inc. (the “Company”) entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the issuance and sale of convertible promissory notes in an aggregate principal amount of up to $3,750,000 (the “Notes”) and warrants (the “Warrants”) to purchase up to an aggregate of 37,500,000 shares of common stock of the Company (the “Common Stock”) (the “Transaction”). Notes representing up to $2,500,000 in aggregate principal, and Warrants exercisable for up to 25,000,000 shares of Common Stock in the aggregate, may be issued and sold at one or more closings during the 30-day period immediately following the Initial Closing Date. The maximum of $2,500,000 in aggregate principal was sold as of November 8, 2015. In addition, upon the election of any Investor within the three-year period immediately following the Initial Closing Date, any Investor may purchase an additional Note in the principal amount equal to 50% of the principal amount of the Notes purchased by such Investor at previous closings (the “Option Principal Amount”) and an additional Warrant with an aggregate exercise price equal to such Investor’s Option Principal Amount. The Notes mature three years from the date of issuance (the “Maturity Date”) and, until the Notes are repaid or converted into shares of the Company’s equity securities (“Equity Securities”), accrue payable-in-kind interest at the rate of 10% per annum.

If the Company sells Equity Securities in a single transaction or series of related transactions for cash of at least $2,000,000 (excluding the conversion of the Notes and excluding the shares of Common Stock to be issued upon exercise of the Warrants) on or before the Maturity Date (the “Equity Financing”), all of the unpaid principal on the Notes plus accrued interest shall be automatically converted at the closing of the Equity Financing into a number of shares of the same class or series of Equity Securities as are issued and sold by the Company in such Equity Financing (or a class or series of Equity Securities identical in all respects to and ranking pari passu with the class or series of Equity Securities issued and sold in such Equity Financing) as is determined by dividing (i) the principal and accrued and unpaid interest amount of the Notes by (ii) 60% of the price per share at which such Equity Securities are issued and sold in such Equity Financing. The Notes, if not converted, shall be due and payable in full on the Maturity Date. The Notes contain customary events of default provisions. In connection with the issuance of the Notes, on October 9, 2015, the Company entered into a Security Agreement with the Investors (the “Security Agreement”) pursuant to which the Company granted a security interest in all of its assets to the Investors as collateral for the Company’s obligations under the Notes. The Warrants are exercisable at $0.10 per share and expire 60 months following the date of issuance. The Warrants are subject to anti-dilution protection, subject to certain customary exceptions.

During 2015, the Company issued notes under this offering totaling $2,500,000. The fair value of the warrants issued in connection with the notes was determined to be $627,293 (see Note 2) and was recognized as a discount to the debt being amortized to interest expense over the life of the loans. During 2015, aggregate amortization of $26,992 was recognized against the discount.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Our principal executive offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 2,362 square feet as of December 31, 2015. The Company’s principal executive office is leased for an aggregate amount of $4,724 per month.  We also have offices in Atlanta at 1855 Piedmont Road, Suite 200, Marietta, Georgia leased for an aggregate of $2,763 per month as of December 31, 2015. The Company’s total rent expense was approximately $314,485 and $302,230 under office leases for the years ended December 31, 2015 and 2014, respectively. During 2015, offices located in New York were sublet, resulting in a savings of $21,135 per month. We closed the office in Washington D.C., saving $1,280 per month and the Principal Executive office was relocated and downsized with a monthly reduction in rent of $7,146. Beginning November 1, 2015, we subleased an office from a company controlled by our Executive Chairman in Scottsdale, AZ for $500 per month.

On August 7, 2013, the Company entered into agreements with the following five executive officers. Of these only Sean Bradley was employed by the Company on December 31, 2015:

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

In April 2015, two shareholder class action lawsuits were filed against us and our former officer Nathaniel Bradley and former officer Edward O’Donnell in the U.S. District Court for the District of Arizona. The plaintiffs allege various causes of action against the defendants arising from our announcement that our previously issued financial results for the first three quarters of 2014 and the guidance for the fourth quarter of 2014 and the full year of 2014 could no longer be relied upon. The complaints seek, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees. The Court has appointed a lead plaintiff and lead counsel. We have responded to the complaints and also filed a motion to dismiss. We believe that the lawsuits have no merit and intend to mount a vigorous defense. Given the current stage of the proceedings in this case, our management currently cannot assess the probability of losses, or reasonably estimate the range of losses, related to these matters. As of December 31, 2015, we have paid the deductible pursuant to the D&O insurance policy, in the amount of $100,000 regarding this matter.

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

Effective August 27, 2015 Mr. Bradley resigned from his position as Chief Innovation Officer and member of the board of directors.

F- 14

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

Effective April 24, 2015, the Company’s board of directors appointed Sean Bradley to serve as President of the Company as well as continuing as Chief Technology Officer and Secretary. Effective May 1, 2015, Mr. Bradley agreed to reduce his annual base salary to $150,000. October 1, 2015 the board and Mr. Bradley agreed that in lieu of cash Mr. Bradley would receive up to $6,250 per quarter in compensation in the form of market value of options or warrants. On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Mr. Bradley. The number of shares that vest under the performance options are determined based upon the company’s and Mr. Bradley’s (as applicable) performance compared to performance goals described below. The compensation committee established a target number of shares of 1,500,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Mr. Bradley, as applicable. Subject to the share price condition, 50% of the target award will be earned by Mr. Bradley at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Mr. Bradley shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company's actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date.

James Crawford. Pursuant to an Executive Employment Agreement, James Crawford was employed as the Company’s Chief Operating Officer.  The term of the Executive Employment Agreement is three years commencing August 7, 2013, subject to extension upon mutual agreement.  He is to receive a base annual salary of $185,000 during the employment period.  He is entitled to receive bonuses at the sole discretion of the Company’s board of directors or the compensation committee.  Mr. Crawford is also entitled to equity awards under the Company’s incentive compensation plans.

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

The consulting agreement with Crawdad was terminated by mutual agreement on December 31, 2015.

Edward O’Donnell. Pursuant to an Executive Employment Agreement, Mr. O’Donnell was employed as our Chief Financial Officer.  The term of the Executive Employment Agreement was two years commencing August 7, 2013, subject to extension upon mutual agreement.  He was to receive a base annual salary of $165,000 during the employment period.  He was entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Mr. O’Donnell was also entitled to equity awards under our incentive compensation plan.

Effective March 29, 2015, Edward O’Donnell resigned from his position as our Chief Financial Officer.

F- 15

Constantine Potamianos. Pursuant to an Executive Employment Agreement, Constantine Potamianos was employed as the Company’s Chief Legal Officer and General Counsel.  The term of the Executive Employment Agreement is two years commencing August 7, 2013, subject to extension upon mutual agreement.  He was to receive a base annual salary of $150,000 during the employment period.  He was entitled to receive bonuses at the sole discretion of the Company’s board of directors or the compensation committee.  Mr. Potamianos was also entitled to equity awards under the Company’s incentive compensation plan.

On August 7, 2015 Constantine Potamianos employment contract expired.

Paul Arena. On January 27, 2014, the Company entered into agreements with Paul Arena.  Under an Executive Employment Agreement dated as of January 27, 2014, Mr. Arena had direct responsibility working in conjunction with the Company’s Chief Executive Officer, over operations, sales marketing, financial accounting and SEC reporting, operational budgeting, sales costing analysis, billing and auditor interfacing.  The initial term of Mr. Arena’s employment was two years.  Mr. Arena’s base salary was $275,000 per year.  Mr. Arena received a signing bonus of $35,000 and is entitled to a quarterly bonus of up to $50,000 based on recognized revenues for the applicable quarter and additional bonuses at the discretion of our board of directors or compensation committee.  Mr. Arena was granted five year warrants to purchase 250,000 shares of our common stock at an exercise price of $0.40 per share and stock options to purchase 1,500,000 shares at an exercise price of $0.40 per share subject to vesting as set forth in the Executive Employment Agreement.  Pursuant to a separate Performance Share Unit Agreement dated as of January 27, 2014, the Company granted to Mr. Arena an award of up to 3,000,000 PSUs.  Each PSU represents the right to receive one share of common stock.  The number of PSUs that Mr. Arena actually earned was to be determined by the level of achievement of the performance goals set forth in the Performance Share Unit Agreement. Mr. Arena was granted an award of an aggregate of 1,500,000 PSUs at target value of established goals.  35% of these awards were tied to targeted revenue goals over the years ended January 31, 2015 and January 31, 2016. 35% of these awards were tied to targeted cash flow goals over the years, and 30% were tied to discretionary goals.  The award was to pay above or below the target number of shares based on performance.  In order to receive any shares the threshold value of goals was 75% of the target, which would have had a payout at 1,000,000 shares.  The maximum share payout was 3,000,000 shares if 125% of performance targets were met.  The Company would have used interpolation to determine share payouts if the performance metric values achieved are between the thresholds, target and maximum goal levels.

On March 5, 2015, the Company and Paul Arena entered into a Separation and Release Agreement (the “Separation Agreement”) pursuant to which Mr. Arena resigned as Executive Chairman/Chairman of the Board and a member of the Board of Directors. Under the Separation Agreement, the Company and Mr. Arena agreed that, pursuant to his Stock Option Agreement with the Company, options to purchase 500,000 common shares have been vested, options to purchase an additional 500,000 shares (the “Second Tranche”) are vested and options to purchase 500,000 shares will be forfeited. Fifty percent of the options under the Second Tranche are subject to certain clawback provisions as set forth in the Separation Agreement. Additionally, Mr. Arena was being granted 500,000 shares of the Company’s restricted Common Stock (the “Restricted Shares”) with 250,000 shares being deposited in escrow to cover the clawback rights of the Company. The Restricted Shares are being issued to Mr. Arena in lieu of any issuances which may be due him under his Performance Share Unit Agreement. The Restricted Shares and shares issuable pursuant to options described above are subject to a Lock-up/Leakage Agreement under which Mr. Arena is limited to a cap of $50,000 in gross proceeds from the sale of such shares in any month.

Also on March 5, 2015, the Company and AIM Group, Inc. (“AIM”), a corporation wholly owned by Mr. Arena, entered into a Consulting Agreement (the “Consulting Agreement”) pursuant to which AIM, through Mr. Arena, is to provide certain consulting services to the Company for a period of one year. Under the Consulting Agreement, AIM was to receive a one-time net payment of $267,000.  The Company filed the Separation Agreement as an exhibit to an 8-K filing. The Separation and Release Agreement specified that Mr. Arena is to receive a fee of $425,000 as well as other consideration valued at $54,892, for total consideration of $479,892. $250,909 was paid to Mr. Arena by the Company during 2014. As of December 31, 2015 and 2014, the Company recorded a payable to Mr. Arena of $0 and $228,983 respectively.

Dr. Carr Bettis. Pursuant to an Executive Employment Agreement dated as of July 1, 2015, Dr. Carr Bettis was employed as our Executive Chairman.  The term of the Executive Employment Agreement is one year commencing July 1, 2015, terminable at will by either us or Dr. Bettis and subject to extension upon mutual agreement.  He is to receive a base annual compensation of $175,000 during the employment period, paid at the end of every calendar quarter in the form of options to purchase shares of our common stock.  The number of options to be issued for each quarterly period will be determined by means of a Black Scholes valuation whereby the number of options issued would have a value at the time of issuance equal to the dollar value of Dr. Bettis’ base salary for each calendar quarter.  He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee.  Dr. Bettis is also entitled to equity awards under our incentive compensation plans. In November, 2015 the board and Dr. Bettis agreed that Dr. Bettis equity awards would be limited to 750,000 options or warrants per quarter and the balance of his compensation would be paid to Dr. Bettis in a form mutually agreeable to Dr. Bettis and the board. On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Dr. Bettis. The number of shares that vest under the performance options are determined based upon the company’s and Dr. Bettis (as applicable) performance compared to performance goals described below. The compensation committee established a target number of shares of 2,000,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Dr. Bettis, as applicable. Subject to the share price condition, 50% of the target award will be earned by Dr. Bettis at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Dr. Bettis shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company's actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date.

F- 16

Todd Bankofier. Pursuant to an Executive Employment Agreement dated as of November 10, 2015 Mr. Bankofier was employed as our Chief Executive Officer.  The term of the Executive Employment Agreement is one year commencing November 10, 2015 and subject to extension upon mutual agreement.  He is to receive a base annual salary of $125,000. Mr. Bankofier is also entitled to equity awards under our incentive compensation plan. On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Mr. Bankofier. The number of shares that vest under the performance options are determined based upon the company’s and Mr. Bankofier (as applicable) performance compared to performance goals described below. The compensation committee established a target number of shares of 2,000,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Mr. Bankofier, as applicable. Subject to the share price condition, 50% of the target award will be earned by Mr. Bankofier at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Mr. Bankofier shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company's actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date.

NOTE 9: STOCKHOLDERS’ EQUITY

As of December 31, 2015 and December 31, 2014, the Company had 81,717,154 and 77,817,861 shares of common stock issued and outstanding, respectively, and the company had 175,000 shares of Series A Convertible Preferred Stock, issued at $10 per share, paying a 5% cumulative annual dividend and convertible at 0.1754 per share of common stock.

F- 17

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

F- 18

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

F- 19

On January 15, 2015, the Company sold an additional 812,500 units under the December 2014 Private Placement to one institutional investor for gross proceeds of $325,000 with no commission payable. Each unit in the December 2014 Private Placement consisted of one share of the Company’s common stock and warrants to purchase 0.375 share for every common share purchased (304,688 warrants were issued).  The warrants have a term of five years and an exercise price of $0.60 per share.

On March 5, 2015, Paul Arena resigned as Chairman of the Board of Directors and Executive Chairman and was designated by AIM Group, Inc. as a consultant to the Company for the term of one year. The consulting agreement includes a fee of $425,000, which is offset by prior payments of $158,000 for a net amount of $267,000. In a separation agreement executed on March 5, 2015, the Company agreed to pay COBRA for Mr. Arena for a period of eighteen months. Mr. Arena also agreed to assume all obligations under an existing apartment lease in New York City under the remainder of the lease term and return $48,000 security deposit paid by the company, $6,250 or half of the final month’s rent of $12,500 and receive a 1099 not to exceed $20,000 representing the fair value of furniture in the apartment. In regard to the option agreement of 1,500,000 warrants dated January 27, 2014, the Company and Mr. Arena agree the 500,000 warrants are vested, 500,000 are subject to mutually agreed upon provisions and 500,000 warrants are forfeited. On March 5, 2015, the Company and Mr. Arena agree to the issuance of 500,000 restricted common shares in lieu of an issuances related to the January 27, 2014 issuance of 3,000,000 PSUs. The agreement calls for the immediate release for 250,000 common shares (valued at $117,500 and recognized during 2015), or 50% and up to 250,000 common shares or 50% be held in escrow until April 1, 2016 or until the Company’s 2015 audited financials are final. The restricted common stock shall be subject to a Lock-up/Leak-out agreement.

Commencing on May 1, 2015, the Company sold an aggregate of 175,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) to 12 accredited investors at a purchase price of $10.00 per share (the “Purchase Price”) for proceeds of $1,750,000 in a private placement.  Each share of the Preferred Stock may be converted into shares of common stock of the Company by dividing the Purchase Price plus any accumulated dividends with respect to such share by an initial conversion price of $0.1754 (subject to adjustment for stock splits, stock dividends and similar actions).  The Company may redeem the Preferred Stock at any time for an amount equal to $12.50 plus accumulated dividends.  The Preferred Stock will bear a dividend of 5% of the purchase price when, as and if declared by the Board of Directors of the Company. The Company evaluated the convertible preferred stock under FASB ASC 470-20-30 and determined it contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $594,641. The beneficial conversion feature was fully amortized and recorded as a deemed dividend. Aggregate cumulative dividends earned during the year ended December 31, 2015 totaled $58,733.

On June 2, 2015, the Company granted 1,250,000 shares of common stock valued at $200,000 and five-year warrants to purchase up to 2,000,000 shares of common stock at an exercise price of $0.16 per share for services.

On June 2, 2015, the Company granted 800,000 shares of common stock valued at $128,000 and five-year warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.16 per share for services.

On October 26, 2015, the Company agreed with its consultant to issue 41,667 warrants in lieu of 41,667 in stock each month, effective August 15, 2015. Total of 208,332 warrants were issued as of December 31, 2015 of which 124,998 were issued for the return and cancellation of 124,998 previously issued common shares.

In addition to the 2,300,000 common shares described above, during the year ended December 31, 2015, the Company issued an additional 801,936 common shares for services under consulting and referral agreements valued at $236,626 and 109,855 common shares in connection with a warrant exercise for total proceeds of $43,941.

On October 9, 2015 the Company entered into a Note and Warrant Purchase Agreement with accredited investors for the sale of convertible promissory notes in an aggregate principal amount of up to $3.75 million and warrants to purchase up to an aggregate of 37.50 million shares of common stock of the Company. The Company issued notes representing $2.5 million in aggregate principal, and five year warrants exercisable for up to 25.0 million shares of common stock in the aggregate. In addition, upon the election of any investor on or before October 9, 2018, any Investor may purchase an additional note in the principal amount equal to 50% of the principal amount of the Notes purchased by such Investor at previous closings (the “Option Principal Amount”) and an additional warrant with an aggregate exercise price equal to such Investor’s Option Principal Amount. The notes mature three years from the date of issuance and, until the notes are repaid or converted into shares of the Company’s equity securities, accrue payable-in-kind interest at the rate of 10% per annum.

The notes plus accrued interest will be automatically converted into equity securities if the Company sells equity securities in a single transaction or series of related transactions for cash of at least $2.0 million. At the closing of the equity financing, the notes plus accrued interest will convert into a number of shares of the same class or series of equity securities as are issued and sold by the Company at 60% of the price per share at which the equity securities are issued and sold in the equity financing. The notes, if not converted, shall be due and payable in full on the maturity date. The notes contain customary events of default provisions. The Company entered into a security agreement with the Investors pursuant to which the Company granted a security interest in all of its assets to the investors as collateral for the Company’s obligations under the notes. The Warrants are exercisable at $0.10 per share and expire 60 months following the date of issuance.

During the years ended December 31, 2015 and 2014, $1,075,749 and $1,844,009 were recognized as stock option, warrant and PSU expenses. See notes 11, 12 and 13.

F- 20

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

	December 31,	December 31,
Deferred tax assets:	2015	2014

Net operating loss carry forwards	$6,373,434	$4,983,000
Less valuation allowance	(6,373,434)	(4,983,000)
Net deferred tax asset	$0	$0

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions, which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The approximate net operating loss carry forward was $18,745,343and $14,657,000 as of December 31, 2015 and 2014, respectively and will start to expire in 2029.

NOTE 11: OPTIONS

As at December 31, 2015 and 2014, the Company has 14,759,914 and 11,434,350 options issued and outstanding.

	Shares	Exercise Price
Outstanding at December 31, 2013	4,485,250	$0.38

Granted	7,549,100	0.52
Exercised	205,000	0.34
Forfeited	395,000	0.50

Outstanding at December 31, 2014	11,434,350	$0.47

Granted	8,278,880	0.16
Exercised	-	0.00
Forfeited	4,953,316	0.44

Outstanding at December 31, 2015	14,759,914	$0.30

As of December 31, 2015 and 2014, the outstanding options had a weighted average remaining term and intrinsic value of 3.61 and 4.30 years and $-0- and $283,408, respectively.

F- 21

Outstanding and Exercisable Options - 2015

Average Exercise Price	Number of Shares	Remaining Average Contractual Life (in years)	Exercise Price times number of Shares	Weighted Average Exercise Price	Intrinsic Value
$0.42	8,374,294	0.91	$2,854,392	$0.34	$235,330

Outstanding and Exercisable Options - 2014

Average Exercise Price	Number of Shares	Remaining Average Contractual Life (in years)	Exercise Price times number of Shares	Weighted Average Exercise Price	Intrinsic Value
$0.40	5,635,250	3.79	$2,246,313	$0.47	$460,941

The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.42 through 3.26 years, expected volatility of 100% through 250%, date of issue risk free interest rates of 0.39% to 1.83% and expected dividend yield of 0%. The expensed amount for options for the years ended December 31, 2015 and 2014 was determined to be $823,478 and $1,445,992, respectively. The outstanding unamortized stock compensation expense related to options was $406,157 (which will be recognized through December 2018) and $1,220,410 as of December 31, 2015 and 2014, respectively.

NOTE 12: WARRANTS

Below is a table summarizing the Company’s outstanding warrants as of December 31, 2014 and December 31, 2015:

	Number of	Wtd Avg.	Wtd Avg.	Intrinsic
	Shares	Exercise Price	Remaining	Value
Outstanding at December 31, 2013	18,770,591	0.35	4.62	$416,000

Granted	9,506,205	0.51	-	-
Exercised	11,748,807	0.36	-	-

Outstanding at December 31, 2014	16,527,989	0.46	3.69	$309,821

Granted	28,913,020	0.11	-	-
Exercised	109,855	0.40	-	-
Forfeited	3,054,545	0.43	-	-

Outstanding at December 31, 2015	42,276,609	0.22	4.15	$1,167

The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.5 to 5.0 years, expected volatility of 100% - 102%, risk free interest rate of 0.29% to 1.71%, and expected dividend yield of 0%.

For the years ended December 31, 2015 and 2014, the Company has incurred warrants based expense of $510,436 and $131,517. The outstanding unamortized stock compensation expense related to warrants was $106,852 (which will be recognized through March 2018) and $207,190 as of December 31, 2015 and 2014, respectively.

NOTE 13: PERFORMANCE SHARE UNITS

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

F- 22

In September, 2014 three members of the management team were awarded a total of 500,000 PSU’s with a one-year performance period. None of these awards were earned.

Below is a table summarizing the Company’s outstanding performance share units as of December 31, 2015 and December 31, 2014:

	Number of	Wtd Avg.	Remaining
	PSUs	Grant Price	Term
Outstanding at December 31, 2014	4,500,000	$0.40	2.00

Forfeited	4,500,000	0.33	-

Outstanding at September 30, 2015	0	$0	0

For the years ended December 31, 2015 and 2014, the Company has incurred performance share unit-based (recovery) expense of $(258,165) and $266,500, respectively. The negative expense in the twelve months ended December 31, 2015 is a result of management assessment that none of the remaining performance unit vesting conditions for the remaining performance units will be met, and therefore none will be earned resulting in a reversal of expense previously recorded. The total stock compensation expense related to the options, warrants and performance stock units to be amortized through December 31, 2018 is $513,003 as of December 31, 2015.

F- 23

NOTE 14: CONCENTRATIONS

The Company had two major customers including their affiliates which generated approximately 58% (56.3% and 1.7%) and 87% (77% and 10%) of its revenue in the fiscal years ended December 31, 2015 and 2014, respectively. Both customer terminated the contracts with the Company as of December 31, 2015.

NOTE 15: SUBSEQUENT EVENTS

On February 12, 2016, the Company modified the employment agreement for Sean Bradley to limit the number of option awards he can receive in lieu of $6,250 cash per quarter to 150,000 options per quarter.

On February 12, 2016, the Company awarded 500,000 warrants to Dr. Carr Bettis as incremental awards to further reduce the Company’s liability to him for his annual compensation. The exercise price is determined using the 10-day average closing price beginning with the closing price on Feb 16, 2016.

On March 18, 2016, the company successfully filed a patent application with the U.S. Patent and Trademark Office (PTO):

No.	I.D.	Status	Title

10	US25245897	Pending	Modular Systems For Selectively Enabling Cloud-Based Assistive Technologies

F- 24