Form 10-Q
period 2016-03-31
AUDIOEYE INC
filed 2016-05-13
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016, 105,352,576 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of March 31, 2016 and 2015 and for the three month periods ended March 31, 2016 and 2015 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$1,080,490	$1,687,257
Accounts receivable, net	19,282	22,741
Marketable securities, held in related party	3,600	3,600
Non-marketable securities, held in related party	50,000	50,000
Prepaid expenses and other current assets	41,388	41,388
Total current assets	1,194,760	1,804,986

Intangible assets, net	2,738,385	2,840,856
Goodwill	700,528	700,528

Total assets	$4,633,673	$5,346,370

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$272,079	$213,620
Notes and loans payable, current	24,000	24,000
Related party payables	135,710	153,474
Derivative liabilities	3,851,420	439,361
Deferred revenue	150,296	60,790
Total current liabilities	4,433,505	891,245

Long term liabilities:
Convertible notes and loans payable, net	1,963,640	1,923,499

Total liabilities	6,397,145	2,814,744

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, 175,000 issued and outstanding as of March 31, 2016 and December 31, 2015	2	2
Common stock, $0.00001 par value, 250,000,000 shares authorized, 81,717,154 shares issued and outstanding as of March 31, 2016 and December 31, 2015	817	817
Treasury stock	(623,000)	(623,000)
Additional paid in capital	27,609,016	27,393,238
Accumulated deficit	(28,750,307)	(24,239,431)
Total stockholders' equity (deficit)	(1,763,472)	2,531,626

Total liabilities and stockholders' equity (deficit)	$4,633,673	$5,346,370

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2016	2015
Revenues	$124,702	$101,038

Cost of revenue	294,808	462,131

Gross loss	(170,106)	(361,093)

Operating expenses:
Selling and marketing	123,366	366,368
Research and development	85,617	142,282
General and administrative	471,025	2,021,226
Amortization and depreciation	138,538	133,944
Total operating expenses	818,546	2,663,820

Operating loss	(988,652)	(3,024,913)

Other income (expense):
Unrealized loss on derivative liabilities	(3,412,059)	-
Interest income (expense), net	(110,165)	3,107
Total other income (expense)	(3,522,224)	3,107

Net loss	(4,510,876)	(3,021,806)

Preferred stock dividend	(21,875)	-

Net loss available to common stockholders	$(4,532,751)	$(3,021,806)

Net loss per common share-basic and diluted	$(0.06)	$(0.04)

Weighted average common shares outstanding-basic and diluted	81,717,154	78,736,420

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,510,876)	$(3,021,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,538	133,944
Amortization of debt discounts	46,141	-
Option, warrant and PSU expense	215,778	559,793
Stock issued for services	-	314,663
Loss on change in derivative liabilities	3,412,059	-
Changes in operating assets and liabilities:
Accounts receivable	3,459	237,758
Other current assets	-	(48,713)
Accounts payable and accruals	58,459	(274,164)
Related party payables	(17,764)	(91,408)
Deferred revenue	89,506	(228,983)
Net cash (used in) operating activities	(564,700)	(2,418,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash (paid for) intellectual property	(36,067)	(29,650)
Net cash (used in) investing activities	(36,067)	(29,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-	325,000
Collection of stock subscription receivable	-	1,175,000
Proceeds from exercise of options and warrants	-	43,942
Repayments of notes payable	(6,000)	(8,000)
Net cash (used in) provided by financing activities	(6,000)	1,535,942

Net decrease in cash	(606,767)	(912,624)
Cash-beginning of period	1,687,257	1,672,901
Cash-end of period	$1,080,490	$760,277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$307
Income taxes paid	$-	$-

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of AudioEye, Inc. and its wholly-owned subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2015 as reported in the Company’s Annual Report on Form 10-K have been omitted.

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

The Company had three major customers including their affiliates which generated approximately 72% (43%, 16% and 13%) of its revenue in the three months ended March 31, 2016.

Certain Software as a Service (SaaS) and website hosting contracts are prepared and invoiced on an annual basis. Any funds received for hosting services not provided yet are held in deferred revenue, and are recorded as revenue is earned.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of the Company’s stock, stock-based compensation, fair values relating to derivative liabilities, debt discounts and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Stock based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

On October 9, 2015, the Company issued convertible promissory notes representing $2,500,000 in aggregate principal together with warrants exercisable for up to $25,000,000 shares of Common Stock. The warrants have a strike price of $0.10 and term of 5 years. In accordance with ASC 815, the outstanding warrants are deemed to contain embedded derivatives. The value of the derivative instrument will fluctuate with the price of the Company’s common stock and is recorded as a current liability on the Company’s Consolidated Balance Sheets. The change in the value of the liability is recorded as “unrealized gain (loss) on derivative liability” on the Consolidated Statements of Operations. This is a non-cash income (expense) item and is adjusted in the “operating activities” of the Consolidated Statements of Cash Flow. At March 31, 2016 and December 31, 2015, the derivative liability was stated at $3,851,420 and $439,361, respectively. The change of $3,412,059 was driven by the increased value of the Company’s common stock in the period and recorded as the “Loss on change in derivative liability” in the Consolidated Statements of Operations. As the warrants are exercised or expire, the derivative liability will be reduced on the balance sheet and an adjustment will be reflected in stockholders equity under additional paid-in capital.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

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

The Company estimated the fair value of these derivative warrants at initial issuance and again at each balance sheet date. The changes in fair value are recognized in earnings in the Consolidated Statements of Operations under the caption “unrealized gain/(loss) – derivative liability” until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the dates of issuance, the price of the Company stock ranged $0.031 to $0.058, volatility was estimated to be 102%, the risk free rate ranged 1.14% to 1.75% and the remaining term was 5 years. At March 31, 2016, the price of the Company stock was 0.161, volatility was estimated to be 178.22%, the risk free rate of 1.21% and the remaining term ranged from 4.53 to 4.61 years. As of March 31, 2016, the fair value of the warrants was determined to be $3,851,420, resulting in an unrealized loss on the change in the fair value of this derivative liability of $3,412,059 for the three months ended March 31, 2016.

The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of March 31, 2016 and December 31, 2015:

		Fair Value
	Fair Value	Hierarchy
Assets
Marketable securities, March 31, 2016	$3,600	Level 1
Marketable securities, December 31, 2015	$3,600	Level 1

Liabilities
Derivative Liability , March 31, 2016	$3,851,420	Level 3
Derivative Liability , December 31, 2015	$439,361	Level 3

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2: MANAGEMENT LIQUIDITY PLANS

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. As of March 31, 2016, the Company had a working capital deficit of $3,238,745, principally due to the inclusion of non-cash derivative liability recorded in current liabilities. Excluding the derivative liability, the Company’s working capital would have been $612,675. In addition, the Company used actual net cash in operations of $564,700 during the three months ended March 31, 2016.

On April 18, 2016 (the “Initial Closing Date”) and subsequent to these financial statements, the Company entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with certain investors for the issuance and sale of up to 14,285,714 shares of common stock of the Company and warrants to purchase up to an aggregate of 1,600,000 shares of Common Stock, representing up to $2,000,000 of proceeds, in one or more closings within 30 days of the Initial Closing Date (the “Transaction”). The warrants are exercisable at $0.25 per share for five years from the date of issuance and subject to anti-dilution protection as defined. As of May 10, 2016, the Company has received proceeds, net of costs, of $1,500,000.

Management believes that the Company has sufficient funds to meet its operating funding requirements for at least the next twelve months. The Company expects that cash used in operations will decrease significantly over the next several years as the Company executes its business plan. In the event that the Company is not able to fully achieve its plan, the Company may need to raise additional funds through equity or debt financing. If the Company is unsuccessful in raising additional financing, it will need to reduce costs and operations in the future.

NOTE 3: RELATED PARTY TRANSACTIONS

The Company holds 60,000 shares in Peartrack Security Systems, formerly Ecologic Transportation, as of March 31, 2016 resulting from the conversion of a $60,000 accounts receivable balance in 2014 with a current fair value of the securities of $3,600. In 2014 the Company invested $50,000 in Cannonball Red in return for 97,500 shares held as of March 31, 2016. Both companies were affiliated with related parties who resigned from the Company during the quarter.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

Dr. Carr Bettis, Executive Chairman and Chairman of Board of Directors

As of March 31, 2016 and December 31, 2015, the Company owed Dr. Bettis $49,742 and $72,944 in accrued salary, respectively. In addition, AudioEye sub-leases an office for the Company’s CEO Todd Bankofier from Verus Analytics, Inc, a company in which Dr. Bettis has a controlling interest in. The sub-lease amount is $500 per month totaling $1,500 in three months ended March 31, 2016.

Sean Bradley, President, Chief Technology Officer, and Secretary

As of March 31, 2016 and December 31, 2015 and 2014, the Company owed Sean Bradley $9,794 and $6,250 in accrued salary, respectively.

David Moradi, a Material Shareholder, on a fully diluted basis

As of March 31, 2016 and December 31, 2015 the Company owed David Moradi $70,000 in principal and $6,174 in accrued interest; and $70,000 in principal and $4,280 in accrued interest, respectively.

In summary, as of March 31, 2016 and December 31, 2015 the total balances of related party payables were $135,710 and $153,474, respectively.

NOTE 4: INTANGIBLE ASSETS

For the three months ended March 31, 2016 and 2015, the Company invested in Patents in the amounts of $36,067 and $29,650 respectively.

Prior to December 31, 2015, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Software development costs are amortized over their estimated useful life of three years.

Prior to any impairment adjustment, intangible assets consisted of the following:

	March 31,	December 31,
	2016	2015
Patents	$3,691,136	$3,655,069
Capitalized software development	621,567	621,567
Accumulated amortization	(1,574,318)	(1,435,780)
Intangible assets, net	$2,738,385	$2,840,856

Amortization expense for patents totaled $92,779 and $90,736 for the three months ended March 31, 2016 and 2015, respectively. Amortization expense for software development totaled $45,759 and $43,125 for the three months ended March 31, 2016 and 2015, respectively.

Total amortization expense totaled $138,538 and $133,944 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 5: NOTES PAYABLE

As of March 31, 2016 and December 31, 2015, the Company has short term and long term notes payable of $24,000 and $1,963,640, and $24,000 and $1,923,499, respectively as shown in the table below.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

Notes and loans payable	March 31, 2016	December 31, 2015
Short Term
Maryland TEDCO	$24,000	$24,000
Total	$24,000	$24,000
Long Term
Convertible Secured Note (net of unamortized discounts of $554,160 and $600,301, respectively)	1,945,840	1,899,699
Maryland TEDCO	$17,800	$23,800
Total	$1,963,640	$1,923,499

As of December 31, 2012, the Company had an outstanding loan to a third party in the amount of $74,900, which was originally issued during 2006 as part of an Investment Agreement. The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the consolidated balance sheets.  The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement (“Release”) with the third party.  The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the third-party in the combined amount of principal and accrued interest to date, for a total principal amount of $149,800.  The note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011.  As of March 31, 2016 and December 31, 2015, the principal amount owing was $41,800 and $47,800, respectively, of which $24,000 and $24,000, respectively, has been recorded as the current portion of the note, and $17,800 and $23,800, respectively, as the long-term portion of the note. The Company has paid $6,000 for the three months ended March 31, 2016.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

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

During 2015, the Company issued notes under this offering totaling $2,500,000. The fair value of the warrants issued in connection with the notes was determined to be $627,293 and was recognized as a discount to the debt being amortized to interest expense over the life of the loans. During three months ended March 31, 2016, aggregate amortization of $46,141 was recognized against the discount.

NOTE 6: OPTIONS

As of March 31, 2016 and December 31, 2015, the Company has outstanding options to purchase 21,809,914 and 14,759,914 shares of common stock, respectively.

					Intrinsic
			Wtd Avg.		Value
	Number of	Wtd Avg.	Remaining		of Exercisable
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2015	14,759,914	$0.30	3.61	8,374,294	$—

Granted	7,150,000	0.038	4.82		—
Forfeited	(100,000)	0.50			—

Outstanding at March 31, 2016	21,809,914	$0.22	3.78	10,313,220	$383,168

On January 15, 2016, the Company granted performance options to acquire shares of the Company’s common stock in aggregate of 6,500,000 to key board member and officers at an exercise price of $0.038 per share for five years. Vesting shall only occur if the closing share price of the Company’s common stock on each of the 20 trading days before and including the end of any performance period is not less than $0.20 per share (market condition). Of the granted options, 5,500,000 include performance conditions (as defined) with both conditions (market and performance) to be met before vesting. All determinations of whether performance goals have been achieved, the number of vested performance options earned by the grantee, and all other matters related to the award of performance options shall be made by the compensation committee of the Company’s board of directors in its sole discretion.

The estimated fair values of the options with performance and market conditions were determined using a Monte Carlo pricing model. Significant assumptions used in the valuation include expected term of 5 years, expected volatility of 162%, risk free interest rate of 1.46%, and expected dividend yield of 0%.

Nonperformance option grants during the three months ended March 31, 2016 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.50 years, expected volatility of 102%, risk free interest rate of 1.73%, and expected dividend yield of 0%.

For the three months ended March 31, 2016 and 2015, total stock compensation expense related to the options totaled $138,046 and $505,052, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

NOTE 7: WARRANTS

Below is a table summarizing the Company’s outstanding warrants as of March 31, 2016 and December 31, 2015:

					Intrinsic
			Wtd Avg.		Value
	Number of	Wtd Avg.	Remaining		of Exercisable
	Warrants	Exercise Price	Term	Exercisable	Warrants
Outstanding at December 31, 2015	42,526,609	$0.22	4.15	41,047,920	$1,167

Exercised	-
Granted	833,334	.06	3.07		-
Forfeited	-

Outstanding at March 31, 2016	43,359,943	0.21	3.87	43,141,193	$1,666,625

The warrant grants during the three months ended March 31, 2016 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.5 to 2.5 years, expected volatility of 166.74% to 178.98%, risk free interest rate of 0.85% to 1.08%, and expected dividend yield of 0%.

For the three months ended March 31, 2016 and 2015, the Company has incurred warrant-based expense of $77,732 and $54,741, respectively.

NOTE 8: SUBSEQUENT EVENTS

Equity

Common stock

In April 2016, the Company issued an aggregate 83,336 shares of its common stock in payment for consulting services at a fair value of $14,292.

In April 2016 (the “Initial Closing Date”) and subsequent to these financial statements, the Company entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with certain investors for the issuance and sale of up to 14,285,714 shares of common stock of the Company and warrants to purchase up to an aggregate of 1,600,000 shares of Common Stock, representing up to $2,000,000 of proceeds, in one or more closings within 30 days of the Initial Closing Date (the “Transaction”). The warrants are exercisable at $0.25 per share for five years from the date of issuance and subject to anti-dilution protection as defined. As of May 10, 2016, the Company has received proceeds, net of costs, of $1,500,000.

Registration rights

Under the purchase agreement, the Company has agreed to use its reasonable best efforts to prepare and file with the SEC registration statement within 60 days of the initial closing date, covering the resale by the investors of any common stock previously issued to the investors, and any common stock into which any convertible promissory notes previously issued to the investors are convertible and any common stock for which the warrants or any warrants previously issued to the investors are exercisable.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

Amendments to Existing Agreements

In connection with the transaction, the Company also entered into amendments to certain agreements. On April 18, 2016, the Company entered into a First Amendment to Note and Warrant Purchase Agreement (the “Purchase Agreement Amendment”) and an Omnibus Amendment to Secured Promissory Notes (the “Note Amendment”), which collectively amend that certain Note and Warrant Purchase Agreement dated as of October 9, 2015 (the “Original Agreement”) and the convertible promissory notes previously issued thereunder to, among other things (i) remove the right of Anthion Partners II, LLC (together with its affiliates, “Anthion”) to designate a member of the Board of Directors of the Company; (ii) amend the convertible promissory notes issued thereunder to provide that if a change of control of the Company occurs prior to the maturity date or an equity financing (as defined therein), the convertible promissory note shall be repaid in an amount equal to the product of (a) 1.4 and (b) the outstanding principal amount and all accrued and unpaid interest thereunder; (iii) reduce the conversion threshold in the definition of “qualified financing” under the convertible promissory notes from $2,000,000 to $1,000,000; (iv) remove the security interest feature from the form of convertible promissory note that may be issued in the future under the Original Agreement, as amended, and (v) provide for optional conversion into warrants containing “blocker” provisions (“Special Warrants”) instead of shares upon an equity financing. The Company also made certain amendments to outstanding warrants to add similar “blocker” provisions.

On April 18, 2016, the Company issued an aggregate of 12,834,800 shares of its common stock to the Note holders other than Anthion, and 18,353,311 warrants to acquire its common stock to Anthion in lieu of common stock. Collectively the common stock and warrants issued were in full settlement of $2,500,000 convertible notes (Note 5) and accrued interest of $74,658. The warrants issued to Anthion are exercisable at $0.0005 per share for five years from the date of issuance.

Employee options/warrants

On April 15, 2016, the Company issued 347,995 warrants to Dr. Carr Bettis as compensation for services rendered. The warrants are exercisable at $0.0179 for three years, vesting immediately. The exercise price was determined using the 10-day average closing price beginning with the closing price on April 1, 2016.

On April 15, 2016, the Company granted 49,715 options to Sean Bradley as compensation for services rendered. The options are exercisable at $0.0179 for three years, vesting immediately. The exercise price was determined using the 10-day average closing price beginning with the closing price on April 1, 2016.

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2015. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

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

Our Annual Report filed on Form 10-K for the year ended December 31, 2015 provides additional information about our business and operations.

Results of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The discussion of the results of our operations compares the three months ended March 31, 2016 with the three months ended March 31, 2015 and are not necessarily indicative of the results which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions.  We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended March 31, 2016 and March 31, 2015

Results of Operations

	Three Months Ended
	March 31,
	2016	2015
Revenue	124,702	$101,038

Cost of sales	294,808	462,131
Gross loss	(170,106)	(361,093)
Operating expenses:
Selling & marketing	123,366	366,368
Research & development	85,617	142,282
General and administrative expenses	471,025	2,021,226
Amortization & depreciation	138,538	133,944
Total operating expenses	(818,546)	(2,663,820)
Operating loss	(988,652)	(3,024,913)

Unrealized loss on derivative liabilities	(3,412,059)	-
Interest income/(expense)	(110,165)	3,107

Net (loss)	$(4,510,876)	$(3,021,806)
Deemed dividend on Series A Convertible preferred stock	(21,875)	-
Net loss attributable to common stockholders	(4,532,751)	(3,021,806)
Net loss per common share – basic and diluted	(0.06)	(0.04)
Weighted average common shares outstanding – basic and diluted	81,717,154	78,736,420

Revenue

For the three months ended March 31, 2016 and 2015, revenue was $124,702 and $101,038, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues increased due to a change of marketing focus.

Cost of Sales

For the three months ended March 31, 2016 and 2015, cost of sales was $294,808 and $462,131, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Loss

An increase in our implementation costs resulted in a gross loss of $170,106 and $361,093 during the three months ended March 31, 2016 and 2015, respectively. Gross loss decreased as a result of lower implementation costs as compared to the same period in 2015.

Selling and Marketing Expenses

Selling and marketing expenses were $123,366 and $366,368 for the three months ended March 31, 2016 and 2015, respectively.  The decrease resulted from the reduction primarily in staffing levels.

Research and Development Expenses

Research and development expenses were $85,617 and $142,282 for three months ended March 31, 2016 and 2015, respectively. Research and development expenses declined from period to period and reflect the material completion of our product.

General and Administrative Expenses

General and administrative expenses were $471,025 and $2,021,226 for the three months ended March 31, 2016 and 2015, respectively. General and administrative expenses decreased as a result of employee staff reductions and the associated benefits costs as well as decrease in stock based compensation year over year.

Amortization and Depreciation

Amortization and depreciation expenses were $138,538 and $133,944 for the three months ended March 31, 2016 and 2015, respectively. The increase in expense was primarily related to added patent costs in later 2015 and 2016.

Loss on change in fair value of derivative liabilities

In 2015, we issued warrants with an embedded reset provisions requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $3,412,059 on change in fair value of derivative liabilities for the three months ended March 31, 2016. None were issued as of March 31, 2015.

Interest Income (Expense), net

Interest income (expense), net during the three months ended March 31, 2016 was $(110,165) compared to $3,107 three months ended March 31, 2015. For 2016, Interest expense consists of amortization of debt discounts and interest incurred relating to our issued notes payable, as compared to interest income of $3,107 for the three months ended March 31, 2016

Contracts in Process/Revenue Recognition

Under current accounting procedures, the Company only recognizes revenue on new contracts for the actual services delivered in the period under the following criteria: i) the contract has been signed and delivered to the Company; ii) the services have been performed or delivered; and iii) the client has been billed for the services delivered. The Company does not record deferred revenues for new contracts until the first payment for services has been received. The Company only records accounts receivable for the amount of revenue recognized as service is rendered, even if the client has been billed for the entire contract value. The table below summarizes the amount of contract value in excess of the revenue recognized of $124,702 and the deferred revenue recognized of $150,296, in the amount of $515,596. This amount is expected to be recognized in future periods. The Company also receives contracts for service hours but whose total contract value is uncertain. These “fee for service contracts” are recorded in the table below only if the services have been delivered and the associated revenue has been recognized.

A summary of our contracts in process is as follows:

	Contracts in Process
	March 31, 2016

		Revenue	Revenue	Deferred	Contract Amount in Excess of Deferred
	Contract	Recognized	Recognized	Revenue	Revenue and
	Amount	prior to 2016	3 Months Ended March 31, 2016	March 31, 2016	Recognized Revenue
Fixed Contracts	$779,645	$50,889	$62,865	$150,296	$515,595
Fee for Service Contracts	61,837		61,837
	$841,482	$50,889	$124,702	$150,296	$515,595

Liquidity and Capital Resources

Working Capital

	At March 31,	At December 31,
	2016	2015
Current Assets	$1,194,760	$1,804,986
Current Liabilities	4,433,505	891,245
Working Capital (Deficit)	$(3,238,745)	$913,741

The working capital (deficit)/surplus for the periods ended March 31, 2016 and December 31, 2015 was $(3,238,745) and $913,741 respectively. The decrease in Working Capital was primarily due to an increase in our non-cash derivative liability and a decrease in Cash, net with an increase in accounts payables and accrued expenses. Adjusting for the non-cash derivative liability, Working Capital would have been $612,675 at March 31, 2016.

Management believes that the Company has sufficient funds to meet its operation funding requirements for at least the next twelve months. The Company expects that cash used in operations will decrease significantly over the next several years as the Company executes its business plan. In the event that the Company is not able to fully achieve its plan, the Company may need to raise additional funds through equity or debt financing. If the Company is unsuccessful in raising additional financing, it will need to reduce costs and operations in the future.

Cash Flows

	For the three months ended
	March 31,
	2016	2015

Net Cash (Used in) Operating Activities	$(564,700)	$(2,418,916)
Net Cash (Used in) Investing Activities	(36,067)	(29,650)
Net Cash (Used in) Provided by Financing Activities	(6,000)	1,535,942
Decrease in Cash	$(606,767)	$(912,624)

We had cash in the amount of $1,080,490 and $1,687,257 as of March 31, 2016 and December 31, 2015, respectively.

On April 18, 2016 (the “Initial Closing Date”) and subsequent to these financial statements, the Company entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with certain investors for the issuance and sale of up to 14,285,714 shares of common stock of the Company and warrants to purchase up to an aggregate of 1,600,000 shares of Common Stock, representing up to $2,000,000 of proceeds, in one or more closings within 30 days of the Initial Closing Date (the “Transaction”). The warrants are exercisable at $0.25 per share for five years from the date of issuance and subject to anti-dilution protection as defined. As of May 10, 2016, the Company has received proceeds, net of costs, of $1,500,000.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, relate to capitalized legal patent costs, income taxes, goodwill, intangible assets, share-based payments, revenue recognition, and research and other accounting descriptions. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure.  Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016 due to omissions of disclosures in accordance with generally accepted accounting principles that have been substantially corrected as of May 18, 2015. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on July 10, 2015 for a complete discussion relating to the foregoing evaluation of our controls and procedures.

Changes in Internal Control over Financial Reporting

There have been improvements in our internal controls over financial reporting that occurred after the year ended December 31, 2015. In the first quarter of 2016, we have engaged an outside financial expert to assist us with our more complex accounting issues and in the preparation of our quarterly and annual financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1.A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13 day of May 2016.

AUDIOEYE, INC.

By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

By:	/s/ Todd Bankofier
Todd Bankofier
Chief Executive Officer