Form 10-Q
period 2016-06-30
AUDIOEYE INC
filed 2016-08-15
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, 107,333,432 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of June 30, 2016 and 2015 and for the three and six month periods ended June 30, 2016 and 2015 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$2,144,220	$1,687,257
Accounts receivable, net	26,288	22,741
Marketable securities, held in related party	2,700	3,600
Non-marketable securities, held in related party	50,000	50,000
Prepaid expenses and other current assets	41,388	41,388
Total current assets	2,264,596	1,804,986

Intangible assets, net	2,603,455	2,840,856
Goodwill	700,528	700,528

Total assets	$5,568,579	$5,346,370

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$187,258	$213,620
Notes and loans payable, current	24,000	24,000
Related party payables	59,536	153,474
Derivative liabilities	3,999,298	439,361
Deferred revenue	416,449	60,790
Total current liabilities	4,686,541	891,245

Long term liabilities:
Convertible notes and loans payable, net	11,800	1,923,499

Total liabilities	4,698,341	2,814,744

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, 160,000 and 175,000 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	2	2
Common stock, $0.00001 par value, 250,000,000 shares authorized, 107,250,100 and 81,717,154 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,072	817
Treasury stock	(623,000)	(623,000)
Additional paid-in capital	33,754,111	27,393,238
Accumulated deficit	(32,261,947)	(24,239,431)
Total stockholders' equity	870,238	2,531,626

Total liabilities and stockholders' equity	$5,568,579	$5,346,370

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues	$186,859	$104,423	$311,561	$205,461

Cost of revenue	297,764	394,502	592,572	856,633

Gross Loss	(110,905)	(290,079)	(281,011)	(651,172)

Operating expenses:
Selling and marketing	194,201	210,029	317,567	576,396
Research and development	84,996	58,738	170,613	201,020
General and administrative	821,898	2,167,320	1,292,923	4,188,547
Amortization and depreciation	139,835	133,944	278,373	267,888
Total operating expenses	1,240,930	2,570,031	2,059,476	5,233,851

Operating loss	(1,351,835)	(2,860,110)	(2,340,487)	(5,885,023)

Other income (expense):
Unrealized gain (loss) on derivative liabilities	70,908	-	(3,341,151)	-
Unrealized loss on marketable securities	(900)	-	(900)	-
Loss on settlement of debt	(1,664,281)	-	(1,664,281)	-
Other income	750	-	750	-
Interest income (expense)	(566,282)	157	(676,447)	3,264
Total other income (expense)	(2,159,805)	157	(5,682,029)	3,264

Net loss	(3,511,640)	(2,859,953)	(8,022,516)	(5,881,759)

Preferred stock dividend	(18,125)	(594,641)	(40,000)	(594,641)

Net loss available to common stockholders	$(3,529,765)	$(3,454,594)	$(8,062,516)	$(6,476,400)

Net loss per common share-basic and diluted	$(0.04)	$(0.04)	$(0.09)	$(0.08)

Weighted average common shares outstanding-basic and diluted	98,295,458	79,531,225	90,006,306	79,139,308

See Notes to Unaudited Consolidated Financial Statements

 AUDIOEYE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

						Non-controlling
					Additional	Interest/
	Common stock		Preferred stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2015	81,717,154	$817	175,000	$2	$27,393,238	$(623,000)	$(24,239,431)	$2,531,626
Common stock issued for services	83,336	1	-	-	14,291	-	-	14,292
Common stock issued in settlement of convertible notes and accrued interest	12,834,800	128	-	-	1,077,995	-	-	1,078,123
Common stock and warrants issued for cash, net of placement costs of $58,794	11,714,285	117	-	-	1,578,965	-	-	1,579,082
Common stock issued upon conversion of preferred stock	900,525	9	(15,000)	-	(9)	-	-	-
Fair value of warrants issued in settlement of convertible debt and accrued interest	-	-	-	-	3,205,959	-	-	3,205,959
Reclassify fair value of liability warrants issued in connection with sale of common stock	-	-	-	-	(218,786)	-	-	(218,786)
Warrants and Options issued for services	-	-	-	-	688,292	-	-	688,292
Stock based compensation	-	-	-	-	14,166	-	-	14,166
Net loss	-	-	-	-	-	-	(8,022,516)	(8,022,516)
Balance, June 30, 2016	107,250,100	$1,072	160,000	$2	$33,754,111	$(623,000)	$(32,261,947)	$870,238

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(8,022,516)	$(5,881,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278,373	267,888
Amortization of debt discounts	600,301	-
Option, warrant and PSU expense	688,292	1,500,270
Stock issued or vissuable for services	28,458	664,497
Unrealized loss on marketable securities	900	-
Loss on change in derivative liabilities	3,341,151	-
Loss on settlement of debt	1,664,281	-
Changes in operating assets and liabilities:
Accounts receivable	(3,547)	246,094
Other current assets	-	(24,382)
Accounts payable and accruals	93,439	(227,928)
Billing in excess of costs	-	(91,408)
Deferred revenue	355,659	-
Related party payables	(93,938)	(228,983)
Net cash (used in) operating activities	(1,069,147)	(3,775,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash (paid for) intellectual property	(40,972)	(29,650)
Net cash (used in) investing activities	(40,972)	(29,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	1,579,082	325,000
Collection of stock subscription receivable	-	1,175,000
Issuance of preferred stock for cash	-	1,750,000
Proceeds from exercise of options and warrants	-	43,942
Repayments of notes payable	(12,000)	(16,000)
Net cash provided by financing activities	1,567,082	3,277,942

Net increase (decrease) in cash	456,963	(527,419)
Cash-beginning of period	1,687,257	1,672,901
Cash-end of period	$2,144,220	$1,145,482

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$307
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Deemed dividend beneficial conversion feature on convertible preferred stock	$-	$594,641
Common stock issued in settlement of convertible notes payable and accrued interest	$1,078,123	$-
Warrants issued in settlement of convertible notes payable and accrued interest	$1,541,678	$-
Reclass fair value of liability warrants from equity to liability upon issuance	$218,786	$-
Common stock issued on conversion of preferred stock	$9	-

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

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

The Company had three major customers including their affiliates which generated approximately 66% (39%, 14% and 13%) of its revenue in the three months ended June 30, 2016.

The Company had three major customers including their affiliates which generated approximately 64% (32%, 19% and 14%) of its revenue in the six months ended June 30, 2016.

At June 30, 2016, the Company had one customer representing 56% of the outstanding accounts receivable.

Certain Software as a Service (SaaS) and website hosting contracts are prepared and invoiced on an annual basis. Any funds received for hosting services not provided yet are held in deferred revenue, and are recorded as revenue when earned.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

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

Stock based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

On October 9, 2015, the Company issued convertible promissory notes representing $2,500,000 in aggregate principal together with warrants exercisable for up to 25,000,000 shares of Common Stock. The warrants have a strike price of $0.10 and term of 5 years. In addition on May 9, 2016, in connection with the sale of the Company’s common stock, the Company issued warrants exercisable for up to 1,312,000 shares of Common Stock. The warrants have a strike price of $0.25 and a term of 5 years.

In accordance with ASC 815, these outstanding warrants are deemed to contain embedded derivatives. The value of the derivative instrument will fluctuate with the price of the Company’s common stock and is recorded as a current liability on the Company’s Consolidated Balance Sheets. The change in the value of the liability is recorded as “unrealized gain (loss) on derivative liability” on the Consolidated Statements of Operations. This is a non-cash income (expense) item and is adjusted in the “operating activities” of the Consolidated Statements of Cash Flow. At June 30, 2016 and December 31, 2015, the derivative liability was stated at $3,999,298 and $439,361, respectively. The change in fair value of $3,341,151 was driven by the increased value of the Company’s common stock in the period and recorded as the “Loss on change in derivative liability” in the Consolidated Statements of Operations for the six months ended June 30, 2016. As the warrants are exercised or expire, the derivative liability will be adjusted on the balance sheet and an adjustment will be reflected in stockholders equity under additional paid-in capital.

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

June 30, 2016 (Unaudited)

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

In April and May 2016, the Company issued warrants with an exercise price of $0.25 in connection with the sale of Common Stock. The five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.25 per share. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value.

The Company estimated the fair value of these derivative warrants at initial issuance and again at each balance sheet date. The changes in fair value are recognized in earnings in the Consolidated Statements of Operations under the caption “unrealized gain/(loss) – derivative liability” until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the dates of issuance, the price of the Company stock ranged $0.169 to $0.195, volatility was estimated to be from 169% to 178%, the risk free rate ranged 1.22% to 1.35% and the remaining term was 5 years. The estimated initial fair value of these warrants of $218,786 was reclassified from equity to liability at the date of issuance.

At June 30, 2016, the price of the Company stock was 0.161, volatility was estimated to be 172.95%, the risk free rate of 1.01% and the remaining term ranged from 4.28 to 4.81 years. As of June 30, 2016, the fair value of the warrants was determined to be $3,999,298, resulting in an unrealized gain (loss) on the change in the fair value of this derivative liability of $70,908 and $(3,341,151) for the three and six months ended June 30, 2016, respectively.

The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of June 30, 2016 and December 31, 2015:

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

		Fair Value
	Fair Value	Hierarchy
Assets
Marketable securities, June 30, 2016	$2,700	Level 1
Marketable securities, December 31, 2015	$3,600	Level 1

Liabilities
Derivative Liability , June 30, 2016	$3,999,298	Level 3
Derivative Liability , December 31, 2015	$439,361	Level 3

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2: MANAGEMENT LIQUIDITY PLANS

As of June 30, 2016, the Company had cash of $2,144,220 and working capital deficit of $2,421,945, principally due to the inclusion of non-cash derivative liability recorded in current liabilities. Excluding the derivative liability, the Company’s working capital would have been $1,577,353. In addition, the Company used actual net cash in operations of $1,069,147 during the six months ended June 30, 2016. The Company has incurred net losses since inception.

In May 2016, the Company sold shares of common stock and warrants for net proceeds, after commissions and other costs, of approximately $1,579,082.  It is anticipated that the proceeds from the sale of its common stock and warrants will provide the Company with cash sufficient to fund operations through July 2017.

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

NOTE 3: RELATED PARTY TRANSACTIONS

Dr. Carr Bettis, Executive Chairman and Chairman of Board of Directors

As of June 30, 2016 and December 31, 2015, the Company owed Dr. Bettis $49,742 and $72,944 in accrued salary, respectively. In addition, AudioEye sub-leases an office for the Company’s CEO Todd Bankofier from Verus Analytics, Inc, a company in which Dr. Bettis has a controlling interest in. The sub-lease amount is $500 per month totaling $1,500 and $3,000 in three and six months ended June 30, 2016.

Sean Bradley, President, Chief Technology Officer, and Secretary

As of June 30, 2016 and December 31, 2015 and 2014, the Company owed Sean Bradley $9,794 and $6,250 in accrued salary, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

David Moradi, a Material Shareholder, on a fully diluted basis

As of December 31, 2015 the Company owed David Moradi $70,000 in principal and $4,280 in accrued interest. During the six months ended June 30, 2016, Mr. Moradi was paid in full.

In summary, as of June 30, 2016 and December 31, 2015 the total balances of related party payables were $59,536 and $153,474, respectively.

NOTE 4: INTANGIBLE ASSETS

For the six months ended June 30, 2016 and 2015, the Company invested in Patents in the amounts of $40,972 and $29,650 respectively.

Prior to December 31, 2015, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Software development costs are amortized over their estimated useful life of three years.

Prior to any impairment adjustment, intangible assets consisted of the following:

	June 30,	December 31,
	2016	2015
Patents	$3,696,041	$3,655,069
Capitalized software development	621,567	621,567
Accumulated amortization	(1,714,153)	(1,435,780)
Intangible assets, net	$2,603,455	$2,840,856

Amortization expense for patents totaled $94,076 and $186,855 for the three and six months ended June 30, 2016, respectively; and $90,736 and $181,555 for the three and six months ended June 30, 2015, respectively. Amortization expense for software development totaled $45,759 and $91,518 for the three and six months ended June 30, 2016, respectively; and $43,125 and $86,250 for the three and six months ended June 30, 2015, respectively.

Total amortization expense totaled $278,373 and $267,804 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 5: NOTES PAYABLE

As of June 30, 2016 and December 31, 2015, the Company has short term and long term notes payable of $24,000 and $11,800, and $24,000 and $1,923,499, respectively as shown in the table below.

Notes and loans payable	June 30, 2016	December 31, 2015
Short Term
Maryland TEDCO	$24,000	$24,000
Total	$24,000	$24,000
Long Term
Convertible Secured Note (net of unamortized discounts of $600,301 in 2015)	-	1,899,699
Maryland TEDCO	$11,800	$23,800
Total	$11,800	$1,923,499

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

As of December 31, 2012, the Company had an outstanding loan to a third party in the amount of $74,900, which was originally issued during 2006 as part of an Investment Agreement. The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the consolidated balance sheets.  The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement (“Release”) with the third party.  The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the third-party in the combined amount of principal and accrued interest to date, for a total principal amount of $149,800.  The note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011.  As of June 30, 2016 and December 31, 2015, the principal amount owing was $35,800 and $47,800, respectively, of which $24,000 and $24,000, respectively, has been recorded as the current portion of the note, and $11,800 and $23,800, respectively, as the long-term portion of the note. The Company has paid $12,000 for the six months ended June 30, 2016.

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

The Notes mature three years from the date of issuance (the “Maturity Date”) and, until the Notes are repaid or converted into shares of the Company’s equity securities (“Equity Securities”), accrue payable-in-kind interest at the rate of 10% per annum. As described in the Purchase Agreement, as amended (see below), if the Company sold Equity Securities in a single transaction or series of related transactions for cash of at least $1,000,000 (excluding the conversion of the Notes and excluding the shares of Common Stock to be issued upon exercise of the Warrants) on or before the Maturity Date (the “Equity Financing”), all of the unpaid principal on the Notes plus accrued interest shall be automatically converted at the closing of the Equity Financing into a number of shares of the same class or series of Equity Securities as are issued and sold by the Company in such Equity Financing (or a class or series of Equity Securities identical in all respects to and ranking pari passu with the class or series of Equity Securities issued and sold in such Equity Financing) as is determined by dividing (i) the principal and accrued and unpaid interest amount of the Notes by (ii) 60% of the price per share at which such Equity Securities are issued and sold in such Equity Financing. The Notes, if not converted, shall be due and payable in full on the Maturity Date.

The Notes contained customary events of default provisions. In connection with the issuance of the Notes, on October 9, 2015, the Company entered into a Security Agreement with the Investors (the “Security Agreement”) pursuant to which the Company granted a security interest in all of its assets to the Investors as collateral for the Company’s obligations under the Notes. As noted below, on April 18, 2016, the parties agreed to remove the security interest feature from the form of convertible promissory note that may be issued in the future under the Original Agreement.

The Warrants are exercisable at $0.10 per share and expire 60 months following the date of issuance. The Warrants are subject to anti-dilution protection, subject to certain customary exceptions.

During 2015, the Company issued notes under this offering totaling $2,500,000. The fair value of the warrants issued in connection with the notes was determined to be $627,293 and was recognized as a discount to the debt being amortized to interest expense over the life of the loans. During three and six months ended June 30, 2016, aggregate amortization (and write-off) of $554,160 and $600,301 was recognized against the discount.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

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

On April 18, 2016, the Company issued an aggregate of 12,834,800 shares of its common stock to the Note holders other than Anthion, and 18,353,310 warrants to acquire its common stock to Anthion in lieu of common stock. Collectively the common stock and warrants issued were in full settlement of $2,500,000 convertible notes and accrued interest of $74,658. The warrants issued to Anthion are exercisable at $0.001 per share for five years from the date of issuance.

At the date of conversion, the Company determined that the conversion price of $0.84 per share did not exceed the fair value of Common Stock at note inception, therefore there was no beneficial conversion feature upon conversion of $1,025,000 of convertible notes and accrued interest. However, the Company determined that the estimated fair value of the 18,353,310 warrants of $3,205,959 exceeded the settlement of $1,541,678 of convertible notes and accrued interest and accordingly recorded a loss of settlement of debt of $1,664,281 for the six months ended June 30, 2016. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the warrants at the date of conversion using the following assumptions: the price of the Company stock of $0.175, volatility was estimated to be 178%, the risk free rate of 1.24% and the remaining term was 5 years.

NOTE 6: STOCKHOLDERS’ EQUITY

As of June 30, 2016 and December 31, 2015, the Company had 107,250,100 and 81,717,154 shares of common stock issued and outstanding, respectively, and the company had 160,000 and 175,000 shares of Series A Convertible Preferred Stock, respectively, issued at $10 per share, paying a 5% cumulative annual dividend and convertible at 0.1754 per share of common stock.

In April 2016, the Company issued an aggregate 83,336 shares of its common stock in payment for consulting services at a fair value of $14,292.

In April 2016, the Company issued an aggregate of 12,834,800 shares of its common stock to Note holders in settlement of $1,025,000 in convertible notes and accrued interest (Note 5).

In May 2016, the Company sold an aggregate of 11,714,285 shares of common stock of the Company and 1,312,000 warrants to purchase the Company’s common stock to accredited investors for net proceeds of $1,579,082.  The warrants have a term of five years, an exercise price of $0.25 per share and are subject to anti-dilution protection, as defined.

In May 2016, the Company issued 900,525 shares of its common stock upon conversion of 15,000 shares of Series A Convertible Preferred Stock and accrued dividends.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

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

NOTE 7: OPTIONS

As of June 30, 2016 and December 31, 2015, the Company has outstanding options to purchase 25,059,629 and 14,759,914 shares of common stock, respectively.

					Intrinsic
			Wtd Avg.		Value
	Number of	Wtd Avg.	Remaining		of Exercisable
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2015	14,759,914	$0.30	3.61	8,374,294	$—

Granted	10,699,715	0.03	4.91		—
Forfeited	(400,000)	0.88			—

Outstanding at June 30, 2016	25,059,629	$0.20	4.01	12,299,177	$425,513

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

Nonperformance option grants during the six months ended June 30, 2016 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.5 to 3.5 years, expected volatility of 102.00% to 174.99%, risk free interest rate of 0.87% to 1.73%, and expected dividend yield of 0%.

On April 15, 2016, the Company issued 49,715 options, which vest immediately, have an exercise price of $0.179, and expire on April 15, 2019. The value on the grant date of the options was $6,250.

On May 12, 2016, the Company issued 100,000 options, which vest 50% after one year and 4.17% every month thereafter, have an exercise price of $0.177, and expire on May 12, 2021. The value on the grant date of the options was $16,694.

On May 12, 2016, the Company issued an aggregate of 3,400,000 options, which vest 50% immediately and 50% vesting quarterly over 12 months, have an exercise price of $0.177, and expire on May 12, 2021. The value on the grant date of the options was $559,603.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

For the three and six months ended June 30, 2016 and 2015, total stock compensation expense related to the options totaled $414,031 and $540,119 and $397,134 and $774,700, respectively.

NOTE 8: WARRANTS

Below is a table summarizing the Company’s outstanding warrants as of June 30, 2016 and December 31, 2015:

					Intrinsic
			Wtd Avg.		Value
	Number of	Wtd Avg.	Remaining		of Exercisable
	Warrants	Exercise Price	Term	Exercisable	Warrants
Outstanding at December 31, 2015	42,526,609	$0.22	4.15	41,047,920	$1,167

Exercised	-
Granted	20,846,639	0.02	4.69		-
Expired	(99,166)	0.50

Outstanding at June 30, 2016	63,274,082	0.15	3.99	63,070,958	$4,603,155

The warrant grants during the six months ended June 30, 2016 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.5 to 2.5 years, expected volatility of 166.74% to 178.98%, risk free interest rate of 0.85% to 1.08%, and expected dividend yield of 0%.

During the six months ended June 30, 2016, the Company issued an aggregate of 1,181,329 warrants to purchase shares of the Company’s common stock with an exercise prices of $0.038 to $0.179 per share vested immediately for services. The fair value on the grant date of the warrants was $106,750.

In April 2016, the Company issued an aggregate of 18,353,310 warrants to acquire its common stock in settlement of $1,541,678 convertible notes and accrued interest. The warrants issued to Anthion are exercisable at $0.001 per share for five years from the date of issuance.

The Company determined that the estimated fair value of the 18,353,311 warrants of $3,205,959 exceeded the settlement of $1,541,678 of convertible notes and accrued interest and accordingly recorded a loss of settlement of debt of $1,664,281 for the six months ended June 30, 2016. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the warrants at settlement with the following assumptions: the price of the Company stock of $0.175, volatility was estimated to be 178%, the risk free rate of 1.24% and the remaining term was 5 years.

In May 2016, the Company issued 1,312,000 warrants with an exercise price of $0.25 in connection with the sale of Common Stock. The five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.25 per share.

For the three and six months ended June 30, 2016 and 2015, the Company has incurred warrant-based expense of $58,483 and $148,173 and $415,445 and $470,187, respectively.

NOTE 9: SUBSEQUENT EVENTS

Employee options/warrants

On July 15, 2016, the Company issued 394,625 warrants to Dr. Carr Bettis as compensation for services rendered. The warrants are exercisable at $0.156 for three years, vesting immediately. The exercise price was determined using the 10-day average closing price beginning with the closing price on July 1, 2016.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 (Unaudited)

On July 15, 2016, the Company granted 56,375 options to Sean Bradley as compensation for services rendered. The options are exercisable at $0.156 for three years, vesting immediately. The exercise price was determined using the 10-day average closing price beginning with the closing price on July 1, 2016.

Common stock

In July 2015, the Company issued an aggregate of 83,332 shares of its common stock for consulting services rendered valued at $14,166.

Litigation

On July 25, 2016, the Company reached an agreement in principle to settle the consolidated securities class action lawsuit pending in the United States District Court for the District of Arizona, titled In re AudioEye, Inc. Sec. Litig. The consolidated case was brought against the Company and two former Officers following the restatement of the 2015 quarterly financial statements of the Company. The agreement was reached in connection with a voluntary mediation led by Bob Meyer, a mediator with JAMS in Los Angeles.

The settlement agreement is subject to definitive documentation, shareholder notice, and court approval. The terms of the agreement include a settlement payment to the class of $1,525,000 from the Company’s insurer, with no admission of liability by any party.

On July 26, 2016, a shareholder derivative complaint entitled Denese M. Hebert, derivatively on Behalf of Nominal Defendant AudioEye, Inc., v. Bradley, et al., was filed in the State of Arizona Superior Court for Pima County. The complaint generally asserts causes of action related to the Company’s restatement of its financial statements for the first three fiscal quarters of 2014.  As a derivative complaint, the shareholder is purported to act on behalf of AudioEye, Inc. (the “Company”) against certain of the Company's current and former officers and directors (the “Named Individuals”). The Company is named as a nominal defendant. The Company understands that the Named Individuals intend to vigorously defend the lawsuit. While the Company believes that its legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation, the related legal fees, or the impact on the financial results of the Company can be made as of the date of this statement.

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

Results of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The discussion of the results of our operations compares the three and six months ended June 30, 2016 with the three and six months ended June 30, 2015 and are not necessarily indicative of the results which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions.  We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended June 30, 2016 and June 30, 2015

Results of Operations

	Three Months Ended
	June 30,
	2016	2015
Revenue	186,859	$104,423

Cost of sales	297,764	394,502
Gross loss	(110,905)	(290,079)
Operating expenses:
Selling & marketing	194,201	210,029
Research & development	84,996	58,738
General and administrative expenses	821,898	2,167,320
Amortization & depreciation	139,835	133,944
Total operating expenses	(1,240,930)	(2,570,031)
Operating loss	(1,351,835)	(2,860,110)

Unrealized gain on derivative liabilities	70,908	-
Unrealized loss on marketable securities	(900)	-
Loss on settlement of debt	(1,664,281)	-
Other income	750	-
Interest income/(expense)	(566,282)	157

Net (loss)	(3,511,640)	(2,859,953)
Deemed dividend on Series A Convertible preferred stock	(18,125)	(594,641)
Net loss attributable to common stockholders	$(3,529,765)	$(3,454,594)
Net loss per common share – basic and diluted	(0.04)	(0.04)
Weighted average common shares outstanding – basic and diluted	98,295,458	79,531,225

Revenue

For the three months ended June 30, 2016 and 2015, revenue was $186,859 and $104,423, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues increased due to a change of marketing focus.

Cost of Sales

For the three months ended June 30, 2016 and 2015, cost of sales was $297,764 and $394,502, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Loss

An increase in our implementation costs resulted in a gross loss of $110,905 and $290,079 during the three months ended June 30, 2016 and 2015, respectively. Gross loss decreased as a result of lower implementation costs as compared to the same period in 2015.

Selling and Marketing Expenses

Selling and marketing expenses were $194,201 and $210,029 for the three months ended June 30, 2016 and 2015, respectively.  The decrease resulted from the reduction primarily in staffing levels.

Research and Development Expenses

Research and development expenses were $84,996 and $58,738 for three months ended June 30, 2016 and 2015, respectively. Research and development expenses increased from period to period and reflect additional developments of our product.

General and Administrative Expenses

General and administrative expenses were $821,898 and $2,167,320 for the three months ended June 30, 2016 and 2015, respectively. General and administrative expenses decreased as a result of employee staff reductions and the associated benefits costs as well as decrease in stock based compensation year over year.

Amortization and Depreciation

Amortization and depreciation expenses were $139,835 and $133,944 for the three months ended June 30, 2016 and 2015, respectively. The increase in expense was primarily related to added patent costs in later 2015 and 2016.

Gain on change in Fair Value of Derivative Liabilities

In 2015 and in 2016, we issued warrants with an embedded reset provisions requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $70,908 on change in fair value of derivative liabilities for the three months ended June 30, 2016. None were issued as of June 30, 2015.

Loss on settlement of Debt

In April 2016, we issued common stock warrants in settlement of convertible debt and accrued interest. As such, we incurred a non-cash loss on debt settlement between the estimated fair value of the issued warrants and the carrying value of the debt and accrued interest of $1,664,281.

Interest Income (Expense), net

Interest income (expense), net during the three months ended June 30, 2016 was $(566,282) compared to $157 three months ended June 30, 2015. For 2016, Interest expense consists of amortization of debt discounts and interest incurred relating to our issued notes payable, as compared to interest income of $157 for the three months ended June 30, 2016

Comparative for the Six Months ended June 30, 2016 and June 30, 2015

Results of Operations

	Six Months Ended
	June 30,
	2016	2015
Revenue	311,561	$205,461

Cost of sales	592,572	856,633
Gross loss	(281,011)	(651,172)
Operating expenses:
Selling & marketing	317,567	576,396
Research & development	170,613	201,020
General and administrative expenses	1,292,923	4,188,547
Amortization & depreciation	278,373	267,888
Total operating expenses	(2,059,476)	(5,233,851)
Operating loss	(2,340,487)	(5,885,023)

Unrealized loss on derivative liabilities	(3,341,151)	-
Unrealized loss on marketable securities	(900)
Loss on settlement of debt	(1,664,281)	-
Other income	750	-
Interest income/(expense)	(676,447)	3,264

Net (loss)	$(8,022,516)	$(5,881,759)
Deemed dividend on Series A Convertible preferred stock	(40,000)	(594,641)
Net loss attributable to common stockholders	(8,062,516)	(6,476,400)
Net loss per common share – basic and diluted	(0.09)	(0.08)
Weighted average common shares outstanding – basic and diluted	90,006,306	79,139,308

Revenue

For the six months ended June 30, 2016 and 2015, revenue was $311,561 and $205,461, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues increased due to a change of marketing focus.

Cost of Sales

For the six months ended June 30, 2016 and 2015, cost of sales was $592,572 and $856,633, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Loss

An increase in our implementation costs resulted in a gross loss of $281,011 and $651,172 during the six months ended June 30, 2016 and 2015, respectively. Gross loss decreased as a result of lower implementation costs as compared to the same period in 2015.

Selling and Marketing Expenses

Selling and marketing expenses were $317,567 and $576,396 for the six months ended June 30, 2016 and 2015, respectively.  The decrease resulted from the reduction primarily in staffing levels.

Research and Development Expenses

Research and development expenses were $170,613 and $201,020 for six months ended June 30, 2016 and 2015, respectively. Research and development expenses declined from period to period and reflect the material completion of our product.

General and Administrative Expenses

General and administrative expenses were $1,292,923 and $4,188,547 for the six months ended June 30, 2016 and 2015, respectively. General and administrative expenses decreased as a result of employee staff reductions and the associated benefits costs as well as decrease in stock based compensation year over year.

Amortization and Depreciation

Amortization and depreciation expenses were $278,373 and $267,888 for the six months ended June 30, 2016 and 2015, respectively. The increase in expense was primarily related to added patent costs in later 2015 and 2016.

Loss on change in Fair Value of Derivative Liabilities

In 2015 and in 2016, we issued warrants with an embedded reset provisions requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $3,341,151 on change in fair value of derivative liabilities for the three months ended June 30, 2016. None were issued as of June 30, 2015.

Loss on settlement of Debt

In April 2016, we issued common stock warrants in settlement of convertible debt and accrued interest. As such, we incurred a non-cash loss on debt settlement between the estimated fair value of the issued warrants and the carrying value of the debt and accrued interest of $1,664,281.

Interest Income (Expense), net

Interest income (expense), net during the six months ended June 30, 2016 was $(676,447) compared to $3,264 for the six months ended June 30, 2015. For 2016, Interest expense consists of amortization of debt discounts and interest incurred relating to our issued notes payable, as compared to interest income of $3,264 for the six months ended June 30, 2016

Contracts in Process/Revenue Recognition

Under current accounting procedures, the Company only recognizes revenue on new contracts for the actual services delivered in the period under the following criteria: i) the contract has been signed and delivered to the Company; ii) the services have been performed or delivered; and iii) the client has been billed for the services delivered. The Company does not record deferred revenues for new contracts until the first payment for services has been received. The Company only records accounts receivable for the amount of revenue recognized as service is rendered, even if the client has been billed for the entire contract value. The table below summarizes the amount of contract value in excess of the revenue recognized of $311,265 and the deferred revenue recognized of $416,447, in the amount of $364,830. This amount is expected to be recognized in future periods. The Company also receives contracts for service hours but whose total contract value is uncertain. These “fee for service contracts” are recorded in the table below only if the services have been delivered and the associated revenue has been recognized.

A summary of our contracts in process is as follows:

	Contracts in Process
	June 30, 2016

		Revenue	Revenue Recognized	Deferred	Contract Amount in Excess of Deferred
	Contract	Recognized	6 Months Ended	Revenue	Revenue and
	Amount	prior to 2016	June 30, 2016	June 30, 2016	Recognized Revenue
Fixed Contracts	$1,070,297	$50,889	$238,131	$416,447	$364,830
Fee for Service Contracts	73,431		73,431
	$1,143,728	$50,889	$311,562	$416,447	$364,830

Liquidity and Capital Resources

Working Capital

	At June 30,	At December 31,
	2016	2015
Current Assets	$2,264,596	$1,804,986
Current Liabilities	4,686,541	891,245
Working Capital (Deficit)	$(2,421,945)	$913,741

The working capital (deficit)/surplus for the periods ended June 30, 2016 and December 31, 2015 was $(2,421,945) and $913,741 respectively. The decrease in Working Capital was primarily due to an increase in our non-cash derivative liability, accounts payable, and deferred revenue, net with an increase in Cash. Adjusting for the non-cash derivative liability, Working Capital would have been $1,577,353 at June 30, 2016.

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

Cash Flows

	For the six months ended
	June 30,
	2016	2015

Net Cash (Used in) Operating Activities	$(1,069,147)	$(3,775,711)
Net Cash (Used in) Investing Activities	(40,972)	(29,650)
Net Cash Provided by Financing Activities	1,567,082	3,277,942
Increase (Decrease) in Cash	$456,963	$(527,419)

We had cash in the amount of $2,144,220 and $1,687,257 as of June 30, 2016 and December 31, 2015, respectively.

On April 18, 2016 (the “Initial Closing Date”) , the Company entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with certain investors for the issuance and sale of 11,714,285 shares of common stock of the Company and warrants to purchase up to an aggregate of 1,312,000 shares of Common Stock, representing up to $1,640,000 of proceeds, in one or more closings within 30 days of the Initial Closing Date (the “Transaction”). The warrants are exercisable at $0.25 per share for five years from the date of issuance and subject to anti-dilution protection as defined. As of July 23, 2016, the Company has received proceeds, net of costs, of $1,581,206.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure.  Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016 in accordance with generally accepted accounting principles. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on July 10, 2015 for a complete discussion relating to the foregoing evaluation of our controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 16, 2016, a shareholder derivative complaint entitled LiPo Ching, Derivatively and on Behalf of AudioEye, Inc., v. Bradley, et al., was filed in the United States District Court for the District of Arizona. As a derivative complaint, the shareholder is purported to act on behalf of AudioEye, Inc. (the “Company”) against certain of the Company's current and former officers and directors (the “Named Individuals”). The Company is named as a nominal defendant. The complaint asserts causes of action including breach of fiduciary duty and others, arising from the Company’s restatement of its financial results for the first three quarters of 2014. The complaint seeks, among other relief, compensatory damages, restitution and attorneys’ fees. Under the By-Laws of the Company, the Directors and Officers (both former and current) are indemnified in connection with such action as long as they have “acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interest of the Corporation”. None of the defendants have responded to the complaint and no discovery has occurred. The Company understands that the Named Individuals intend to vigorously defend the lawsuit. While the Company believes that its legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation, the related legal fees, or the impact on the financial results of the Company can be made as of the date of this statement.

On July 25, 2016, the Company reached an agreement in principle to settle the consolidated securities class action lawsuit pending in the United States District Court for the District of Arizona, titled In re AudioEye, Inc. Sec. Litig. The consolidated case was brought against the Company and two former Officers following the restatement of the 2015 quarterly financial statements of the Company. The agreement was reached in connection with a voluntary mediation led by Bob Meyer, a mediator with JAMS in Los Angeles.

The settlement agreement is subject to definitive documentation, shareholder notice, and court approval. The terms of the agreement include a settlement payment to the class of $1,525,000 from the Company’s insurer, with no admission of liability by any party.

On July 26, 2016, a shareholder derivative complaint entitled Denese M. Hebert, derivatively on Behalf of Nominal Defendant AudioEye, Inc., v. Bradley, et al., was filed in the State of Arizona Superior Court for Pima County. The complaint generally asserts causes of action related to the Company’s restatement of its financial statements for the first three fiscal quarters of 2014.  As a derivative complaint, the shareholder is purported to act on behalf of AudioEye, Inc. (the “Company”) against certain of the Company's current and former officers and directors (the “Named Individuals”). The Company is named as a nominal defendant. The Company understands that the Named Individuals intend to vigorously defend the lawsuit. While the Company believes that its legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation, the related legal fees, or the impact on the financial results of the Company can be made as of the date of this statement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

On April 18, 2016, we entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with certain investors for the issuance and sale of 11,714,285 shares of common stock of the Company and warrants to purchase up to an aggregate of 1,312,000 shares of Common Stock, representing up to $1,640,000 of proceeds. The warrants are exercisable at $0.25 per share for five years from the date of issuance and subject to anti-dilution protection as defined.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15 day of August 2016.

AUDIOEYE, INC.

By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

By:	/s/ Todd Bankofier
Todd Bankofier
Chief Executive Officer