Form 10-Q
period 2016-09-30
AUDIOEYE INC
filed 2016-11-14
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, 107,500,096 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of September 30, 2016 and 2015 and for the three and nine month periods ended September 30, 2016 and 2015 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$1,494,513	$1,687,257
Accounts receivable, net	20,499	22,741
Marketable securities, held in related party	3,600	3,600
Non-marketable securities, held in related party	50,000	50,000
Prepaid expenses and other current assets	57,828	41,388
Total current assets	1,626,440	1,804,986

Intangible assets, net	2,454,162	2,840,856
Goodwill	700,528	700,528

Total assets	$4,781,130	$5,346,370

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$267,377	$213,620
Notes and loans payable, current	24,000	24,000
Related party payables	14,744	153,474
Derivative liabilities	3,648,243	439,361
Deferred revenue	414,082	60,790
Total current liabilities	4,368,446	891,245

Long term liabilities:
Convertible notes and loans payable, net	5,800	1,923,499

Total liabilities	4,374,246	2,814,744

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, 160,000 and 175,000 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	2	2
Common stock, $0.00001 par value, 250,000,000 shares authorized, 107,458,430 and 81,717,154 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,074	817
Treasury stock	(623,000)	(623,000)
Additional paid-in capital	33,997,819	27,393,238
Accumulated deficit	(32,969,011)	(24,239,431)
Total stockholders' equity	406,884	2,531,626

Total liabilities and stockholders' equity	$4,781,130	$5,346,370

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	$282,676	$108,685	$594,237	$314,146

Cost of revenue	311,519	321,755	904,091	1,178,388

Gross Loss	(28,843)	(213,070)	(309,854)	(864,242)

Operating expenses:
Selling and marketing	192,881	171,594	510,448	747,990
Research and development	85,192	92,857	255,805	293,877
General and administrative	602,041	(27,278)	1,894,964	4,161,269
Amortization and depreciation	150,328	128,381	428,701	396,269
Total operating expenses	1,030,442	365,554	3,089,918	5,599,405

Operating loss	(1,059,285)	(578,624)	(3,399,772)	(6,463,647)

Other income (expense):
Unrealized gain (loss) on derivative liabilities	351,055	-	(2,990,096)	-
Unrealized gain on marketable securities	900	-	-	-
Loss on settlement of debt	-	-	(1,664,281)	-
Other income	-	-	750	-
Interest income (expense)	266	81	(676,181)	3,345
Total other income (expense)	352,221	81	(5,329,808)	3,345

Net loss	(707,064)	(578,543)	(8,729,580)	(6,460,302)

Preferred stock dividend	(20,000)	-	(60,000)	(594,641)

Net loss available to common stockholders	$(727,064)	$(578,543)	$(8,789,580)	$(7,054,943)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)	$(0.09)	$(0.09)

Weighted average common shares outstanding-basic and diluted	107,382,344	81,800,488	95,840,596	80,007,507

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

						Non-controlling
					Additional	Interest/
	Common stock		Preferred stock		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2015	81,717,154	$817	175,000	$2	$27,393,238	$(623,000)	$(24,239,431)	$2,531,626
Common stock issued for services	291,666	3	-	-	47,455	-	-	47,458
Common stock issued in settlement of convertible notes and accrued interest	12,834,800	128	-	-	1,077,995	-	-	1,078,123
Common stock and warrants issued for cash, net of placement costs of $60,918	11,714,285	117	-	-	1,578,965	-	-	1,579,082
Common stock issued upon conversion of preferred stock	900,525	9	(15,000)	-	(9)	-	-	-
Fair value of warrants issued in settlement of convertible debt and accrued interest	-	-	-	-	3,205,959	-	-	3,205,959
Reclassify fair value of liability warrants issued in connection with sale of common stock	-	-	-	-	(218,786)	-	-	(218,786)
Warrants and Options issued for services	-	-	-	-	913,002	-	-	913,002
Net loss	-	-	-	-	-	-	(8,729,580)	(8,729,580)
Balance, September 30, 2016	107,458,430	$1,074	160,000	$2	$33,997,819	$(623,000)	$(32,969,011)	$406,884

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,729,580)	$(6,460,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	428,701	396,269
Amortization of debt discounts	600,301	-
Option, warrant and PSU expense	913,002	1,200,459
Stock issued or issuable for services	47,458	679,972
Loss on change in derivative liabilities	2,990,096	-
Loss on settlement of debt	1,664,281	-
Changes in operating assets and liabilities:
Accounts receivable	2,242	212,662
Related party receivable	-	(44,250)
Other current assets	(16,440)	11,650
Accounts payable and accruals	173,558	(517,743)
Billing in excess of costs	-	(57,012)
Deferred revenue	353,292	-
Related party payables	(138,730)	(226,483)
Net cash (used in) operating activities	(1,711,819)	(4,804,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash (paid for) intellectual property	(42,007)	(88,156)
Net cash (used in) investing activities	(42,007)	(88,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	1,579,082	325,000
Collection of stock subscription receivable	-	1,175,000
Issuance of preferred stock for cash	-	1,750,000
Proceeds from exercise of options and warrants	-	43,943
Repayments of notes payable	(18,000)	(22,000)
Net cash provided by financing activities	1,561,082	3,271,943

Net decrease in cash	(192,744)	(1,620,991)
Cash-beginning of period	1,687,257	1,672,901
Cash-end of period	$1,494,513	$51,910

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$307
Income taxes paid	-	-

Non-cash investing and financing activities:
Deemed dividend beneficial conversion feature on convertible preferred stock	$-	$594,641
Common stock issued in settlement of convertible notes payable and accrued interest	1,078,123	-
Fair value of warrants issued in settlement of convertible notes payable and accrued interest	3,205,959	-
Reclass fair value of liability warrants from equity to liability upon issuance	218,786	-
Common stock issued upon conversion of preferred stock	9	-

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

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

The Company had one major customer including their affiliates which generated approximately 55% of its revenue in the three months ended September 30, 2016.

The Company had four major customers including their affiliates which generated approximately 43% (21%, 16%, 15% and 11%) of its revenue in the nine months ended September 30, 2016.

At September 30, 2016, the Company had three customers representing 24%, 17% and 15% of the outstanding accounts receivable.

Certain Software as a Service (SaaS) and website hosting contracts are prepared and invoiced on an annual basis. Any funds received for hosting services not provided yet are held in deferred revenue, and are recorded as revenue when earned.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

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

In accordance with ASC 815, these outstanding warrants are deemed to contain embedded derivatives. The value of the derivative instrument will fluctuate with the price of the Company’s common stock and is recorded as a current liability on the Company’s Consolidated Balance Sheets. The change in the value of the liability is recorded as “unrealized gain (loss) on derivative liability” on the Consolidated Statements of Operations. This is a non-cash income (expense) item and is adjusted in the “operating activities” of the Consolidated Statements of Cash Flow. At September 30, 2016 and December 31, 2015, the derivative liability was stated at $3,648,243 and $439,361, respectively. The change in fair value of $2,990,096 was driven by the increased value of the Company’s common stock in the period and recorded as the “Loss on change in derivative liability” in the Consolidated Statements of Operations for the nine months ended September 30, 2016. As the warrants are exercised or expire, the derivative liability will be adjusted on the balance sheet and an adjustment will be reflected in stockholders equity under additional paid-in capital.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

At September 30, 2016, the price of the Company stock was 0.149, volatility was estimated to be 170.52%, the risk free rate of 1.14% and the remaining term ranged from 4.02 to 4.56 years. As of September 30, 2016, the fair value of the warrants was determined to be $3,648,243, resulting in an unrealized gain (loss) on the change in the fair value of this derivative liability of $351,055 and $(2,990,096) for the three and nine months ended September 30, 2016, respectively.

The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of September 30, 2016 and December 31, 2015:

		Fair Value
	Fair Value	Hierarchy
Assets
Marketable securities, September 30, 2016	$3,600	Level 1
Marketable securities, December 31, 2015	$3,600	Level 1

Liabilities
Derivative Liability , September 30, 2016	$3,648,243	Level 3
Derivative Liability , December 31, 2015	$439,361	Level 3

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2: MANAGEMENT LIQUIDITY PLANS

As of September 30, 2016, the Company had cash of $1,494,513 and working capital deficit of $2,742,006, principally due to the inclusion of non-cash derivative liability recorded in current liabilities. Excluding the derivative liability, the Company’s working capital would have been $906,237. In addition, the Company used actual net cash in operations of $1,711,819 during the nine months ended September 30, 2016. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In May 2016, the Company sold shares of common stock and warrants for net proceeds, after commissions and other costs, of approximately $1,579,082.  It is anticipated that the proceeds from the sale of its common stock and warrants will provide the Company with cash sufficient to fund operations through May 2017.

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

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

NOTE 3: RELATED PARTY TRANSACTIONS

Dr. Carr Bettis, Executive Chairman and Chairman of Board of Directors

As of September 30, 2016 and December 31, 2015, the Company owed Dr. Bettis $5,992 and $72,944 in accrued salary, respectively. In addition, AudioEye sub-leases an office for the Company’s CEO Todd Bankofier from Verus Analytics, Inc, a company in which Dr. Bettis has a controlling interest in. The sub-lease amount is $500 per month totaling $1,500 and $4,500 in three and nine months ended September 30, 2016.

Sean Bradley, President, Chief Technology Officer, and Secretary

As of September 30, 2016 and December 31, 2015, the Company owed Sean Bradley $8,752 and $6,250 in accrued salary, respectively.

David Moradi, a Material Shareholder, on a fully diluted basis

As of December 31, 2015 the Company owed David Moradi $70,000 in principal and $4,280 in accrued interest. During the nine months ended September 30, 2016, Mr. Moradi was paid in full. As of September 30, 2016, Mr. Moradi is no longer considered a material shareholder.

In summary, as of September 30, 2016 and December 31, 2015 the total balances of related party payables were $14,744 and $153,474, respectively.

NOTE 4: INTANGIBLE ASSETS

For the nine months ended September 30, 2016 and 2015, the Company invested in Patents in the amounts of $42,007 and $88,156 respectively.

Prior to December 31, 2015, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Software development costs are amortized over their estimated useful life of three years.

Prior to any impairment adjustment, intangible assets consisted of the following:

	September 30,	December 31,
	2016	2015
Patents	$3,697,076	$3,655,069
Capitalized software development	621,567	621,567
Accumulated amortization	(1,864,481)	(1,435,780)
Intangible assets, net	$2,454,162	$2,840,856

Amortization expense for patents totaled $94,209 and $281,064 for the three and nine months ended September 30, 2016, respectively; and $87,395 and $268,940 for the three and nine months ended September 30, 2015, respectively. Amortization expense for software development totaled $56,119 and $147,637 for the three and nine months ended September 30, 2016, respectively; and $40,427 and $126,677 for the three and nine months ended September 30, 2015, respectively.

Total amortization expense totaled $428,701 and $395,617 for the nine months ended September 30, 2016 and 2015, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

NOTE 5: NOTES PAYABLE

As of September 30, 2016 and December 31, 2015, the Company has short term and long term notes payable of $24,000 and $5,800, and $24,000 and $1,923,499, respectively as shown in the table below.

Notes and loans payable	September 30, 2016	December 31, 2015
Short Term
Maryland TEDCO	$24,000	$24,000
Total	$24,000	$24,000
Long Term
Convertible Secured Note (net of unamortized discounts of $600,301 in 2015)	-	1,899,699
Maryland TEDCO	$5,800	$23,800
Total	$5,800	$1,923,499

As of December 31, 2012, the Company had an outstanding loan to a third party in the amount of $74,900, which was originally issued during 2006 as part of an Investment Agreement. The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the consolidated balance sheets.  The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement (“Release”) with the third party.  The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the third-party in the combined amount of principal and accrued interest to date, for a total principal amount of $149,800.  The note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011.  As of September 30, 2016 and December 31, 2015, the principal amount owing was $29,800 and $47,800, respectively, of which $24,000 and $24,000, respectively, has been recorded as the current portion of the note, and $5,800 and $23,800, respectively, as the long-term portion of the note. The Company has paid $18,000 for the nine months ended September 30, 2016.

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

September 30, 2016 (Unaudited)

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

During 2015, the Company issued notes under this offering totaling $2,500,000. The fair value of the warrants issued in connection with the notes was determined to be $627,293 and was recognized as a discount to the debt being amortized to interest expense over the life of the loans. During three and nine months ended September 30, 2016, aggregate amortization (and write-off) of $-0- and $600,301 was recognized against the discount.

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

On April 18, 2016, the Company issued an aggregate of 12,834,800 shares of its common stock to the Note holders other than Anthion, and 18,353,310 warrants to acquire its common stock to Anthion in lieu of common stock. Collectively the common stock and warrants issued were in full settlement of $2,500,000 convertible notes and accrued interest of $119,801. The warrants issued to Anthion are exercisable at $0.001 per share for five years from the date of issuance.

At the date of conversion, the Company determined that the conversion price of $0.84 per share did not exceed the fair value of Common Stock at note inception, therefore there was no beneficial conversion feature upon conversion of $1,025,000 of convertible notes and accrued interest. However, the Company determined that the estimated fair value of the 18,353,310 warrants of $3,205,959 exceeded the settlement of $1,541,678 of convertible notes and accrued interest and accordingly recorded a loss of settlement of debt of $1,664,281 for the nine months ended September 30, 2016. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the warrants at the date of conversion using the following assumptions: the price of the Company stock of $0.175, volatility was estimated to be 178%, the risk free rate of 1.24% and the remaining term was 5 years.

NOTE 6: STOCKHOLDERS’ EQUITY

As of September 30, 2016 and December 31, 2015, the Company had 107,458,430 and 81,717,154 shares of common stock issued and outstanding, respectively, and the Company had 160,000 and 175,000 shares of Series A Convertible Preferred Stock, respectively, issued at $10 per share, paying a 5% cumulative annual dividend and convertible at 0.1754 per share of common stock.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

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

In July 2016, the Company issued an aggregate 124,998 shares of its common stock in payment for consulting services at a fair value of $20,666.

In August 2016, the Company issued an aggregate 41,666 shares of its common stock in payment for consulting services at a fair value of $6,208.

In September 2016, the Company issued an aggregate 41,666 shares of its common stock in payment for consulting services at a fair value of $6,292.

Registration rights

Under the purchase agreement, the Company has agreed to use its reasonable best efforts to prepare and file with the SEC registration statement within 60 days of the initial closing date, covering the resale by the investors of any common stock previously issued to the investors, and any common stock into which any convertible promissory notes previously issued to the investors are convertible and any common stock for which the warrants or any warrants previously issued to the investors are exercisable. The Company filed a registration statement on September 30, 2016.

NOTE 7: OPTIONS

As of September 30, 2016 and December 31, 2015, the Company has outstanding options to purchase 25,005,504 and 14,759,914 shares of common stock, respectively.

					Intrinsic
			Wtd Avg.		Value
	Number of	Wtd Avg.	Remaining		of Exercisable
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2015	14,759,914	$0.30	3.61	8,374,294	$—

Granted	10,756,090	0.08	4.86		—
Forfeited/Expired	(510,500)	0.78			—

Outstanding at September 30, 2016	25,005,504	$0.20	3.52	13,177,211	$417,857

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

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

Nonperformance option grants during the nine months ended September 30, 2016 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.5 to 3.5 years, expected volatility of 102.00% to 174.99%, risk free interest rate of 0.87% to 1.73%, and expected dividend yield of 0%.

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

On July 15, 2016, the Company issued 56,375 options, which vest immediately, have an exercise price of $0.156, and expire on July 15, 2019. The value on the grant date of the options was $6,250.

For the three and nine months ended September 30, 2016 and 2015, total stock compensation expense related to the options totaled $166,111 and $706,230 and $(119,224) and $709,311, respectively.

NOTE 8: WARRANTS

Below is a table summarizing the Company’s outstanding warrants as of September 30, 2016 and December 31, 2015:

					Intrinsic
			Wtd Avg.		Value
	Number of	Wtd Avg.	Remaining		of Exercisable
	Warrants	Exercise Price	Term	Exercisable	Warrants
Outstanding at December 31, 2015	42,526,609	$0.22	4.15	41,297,920	$1,167

Exercised	-
Granted	21,961,513	0.02	4.66		-
Expired	(393,081)	0.42

Outstanding at September 30, 2016	64,095,041	0.15	3.73	63,907,541	$4,059,950

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

NOTE 8: WARRANTS

The warrant grants during the nine months ended September 30, 2016 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.5 to 2.5 years, expected volatility of 166.74% to 178.98%, risk free interest rate of 0.71% to 1.08%, and expected dividend yield of 0%.

During the nine months ended September 30, 2016, the Company issued an aggregate of 1,575,954 warrants to purchase shares of the Company’s common stock with an exercise prices of $0.038 to $0.179 per share vested immediately for services. The fair value on the grant date of the warrants was $150,500.

In April 2016, the Company issued an aggregate of 18,353,310 warrants to acquire its common stock in settlement of $1,541,678 convertible notes and accrued interest. The warrants issued to Anthion are exercisable at $0.001 per share for five years from the date of issuance.

The Company determined that the estimated fair value of the 18,353,311 warrants of $3,205,959 exceeded the settlement of $1,541,678 of convertible notes and accrued interest and accordingly recorded a loss of settlement of debt of $1,664,281 for the nine months ended September 30, 2016. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the warrants at settlement with the following assumptions: the price of the Company stock of $0.175, volatility was estimated to be 178%, the risk free rate of 1.24% and the remaining term was 5 years.

In May 2016, the Company issued 1,312,000 warrants with an exercise price of $0.25 in connection with the sale of Common Stock. The five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.25 per share.

For the three and nine months ended September 30, 2016 and 2015, the Company has incurred warrant-based expense of $58,599 and $206,772 and $20,962 and $491,148, respectively.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Litigation

In April 2015, two shareholder class action lawsuits were filed against the Company and former officers Nathaniel Bradley and Edward O’Donnell in the U.S. District Court for the District of Arizona. The plaintiffs allege various causes of action against the defendants arising from our announcement that our previously issued financial results for the first three quarters of 2014 and the guidance for the fourth quarter of 2014 and the full year of 2014 could no longer be relied upon.  The complaints sought among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees. The Court appointed a lead plaintiff and lead counsel, and consolidated the actions. A consolidated amended complaint was filed under the caption In re AudioEye, Inc. Sec. Litigation. The Company and individual defendants filed a motion to dismiss.

On July 25, 2016, in connection with a voluntary mediation, the parties reached an agreement in principle to settle the consolidated actions. The settlement agreement is subject to definitive documentation, shareholder notice, and court approval. The terms of the agreement include a settlement payment to the class of $1,525,000 from the Company’s insurer, with no admission of liability by any party. In 2015, the Company paid a deductible under its D&O insurance policy in the amount of $100,000 regarding this matter.

On May 16, 2016, a shareholder derivative complaint entitled LiPoChing, Derivatively and on Behalf of AudioEye, Inc., v. Bradley, et al., was filed in the United States District Court for the District of Arizona. As a derivative complaint, the plaintiff-shareholder purports to act on behalf of the Company against certain of the Company's current and former officers and directors (the “Named Individuals”).

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

The Company is named as a nominal defendant. The complaint asserts causes of action including breach of fiduciary duty and others, arising from the Company’s restatement of its financial results for the first three quarters of 2014. The complaint seeks, among other relief, compensatory damages, restitution and attorneys’ fees. No discovery has occurred. In October 2016, the Company and Named Defendants filed a motion to dismiss, which remains pending. While the Company believes that its legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation, the related legal fees, or the impact on the financial results of the Company can be made as of the date of this statement.

 On July 26, 2016, a shareholder derivative complaint entitled Denese M. Hebert, derivatively on Behalf of Nominal Defendant AudioEye, Inc., v. Bradley, et al., was filed in the State of Arizona Superior Court for Pima County. The complaint generally asserts causes of action related to the Company’s restatement of its financial statements for the first three fiscal quarters of 2014.  As a derivative complaint, the plaintiff-shareholder purports to act on behalf of the Company against certain of the Company's current and former officers and directors (the “Named Individuals”). The Company is named as a nominal defendant. The Company understands that the Named Individuals intend to vigorously defend the lawsuit. While the Company believes that its legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation, the related legal fees, or the impact on the financial results of the Company can be made as of the date of this statement.

We may become involved in various other routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, our management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

NOTE 10: SUBSEQUENT EVENTS

Employee options/warrants

On October 15, 2016, the Company granted 61,599 options to Sean Bradley as compensation for services rendered. The options are exercisable at $0.125 for three years, vesting immediately. The exercise price was determined using the 10-day average closing price beginning with the closing price on October 1, 2016.

Common stock

In October 2015, the Company issued 41,666 shares of its common stock for consulting services rendered valued at $4,292.

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

Results of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The discussion of the results of our operations compares the three and nine months ended September 30, 2016 with the three and nine months ended September 30, 2015 and are not necessarily indicative of the results which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions.  We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended September 30, 2016 and September 30, 2015

Results of Operations

	Three Months Ended
	September 30,
	2016	2015
Revenue	282,676	$108,685

Cost of sales	311,519	321,755
Gross loss	(28,843)	(213,070)
Operating expenses:
Selling & marketing	192,881	171,594
Research & development	85,192	92,857
General and administrative expenses	602,041	(27,278)
Amortization & depreciation	150,328	128,381
Total operating expenses	(1,030,442)	(365,554)
Operating loss	(1,059,285)	(578,624)

Unrealized gain on derivative liabilities	351,055	-
Unrealized gain on marketable securities	900	-
Interest income/(expense)	266	81

Net (loss)	(707,064)	(578,543)
Deemed dividend on Series A Convertible preferred stock	(20,000)	(-)
Net loss attributable to common stockholders	$(727,064)	$(578,543)
Net loss per common share – basic and diluted	(0.01)	(0.01)
Weighted average common shares outstanding – basic and diluted	107,382,344	81,800,488

Revenue

For the three months ended September 30, 2016 and 2015, revenue was $282,676 and $108,685, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues increased due to a change of marketing focus.

Cost of Sales

For the three months ended September 30, 2016 and 2015, cost of sales was $311,519 and $321,755, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Loss

An increase in our implementation costs resulted in a gross loss of $28,843 and $213,070 during the three months ended September 30, 2016 and 2015, respectively. Gross loss decreased as a result of lower implementation costs as compared to the same period in 2015.

Selling and Marketing Expenses

Selling and marketing expenses were $192,881 and $171,594 for the three months ended September 30, 2016 and 2015, respectively.  The increase resulted from the higher sales activity in 2016 as compared to 2015.

Research and Development Expenses

Research and development expenses were $85,192 and $92,857 for three months ended September 30, 2016 and 2015, respectively. Research and development expenses decreased from period to period and reflect continued developments of our product.

General and Administrative Expenses

General and administrative expenses were $602,041 and $(27,278) for the three months ended September 30, 2016 and 2015, respectively. In 2015, we recaptured stock option and warrant expense incurred in prior periods due to the forfeitures of unvested awards due to from staff reductions. Stock based compensation for the three months ended September 30, 2016 was $224,710 as compared to $(299,811) for the same period last year.

Amortization and Depreciation

Amortization and depreciation expenses were $150,328 and $128,381 for the three months ended September 30, 2016 and 2015, respectively. The increase in expense was primarily related to added patent costs in later 2015 and 2016.

Gain on change in Fair Value of Derivative Liabilities

In October 2015 and in 2016, we issued warrants with an embedded reset provisions requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $351,055 on change in fair value of derivative liabilities for the three months ended September 30, 2016. None were issued as of September 30, 2015.

Interest Income (Expense), net

Interest income (expense), net during the three months ended September 30, 2016 was $266 compared to $81 three months ended September 30, 2015. Both representing interest earning with our interest bearing deposit accounts.

Comparative for the Nine Months ended September 30, 2016 and September 30, 2015

Results of Operations

	Nine Months Ended
	September 30,
	2016	2015
Revenue	594,237	$314,146

Cost of sales	904,091	1,178,388
Gross loss	(309,854)	(864,242)
Operating expenses:
Selling & marketing	510,448	747,990
Research & development	255,805	293,877
General and administrative expenses	1,894,964	4,161,269
Amortization & depreciation	428,701	396,269
Total operating expenses	(3,089,918)	(5,599,405)
Operating loss	(3,399,772)	(6,463,647)

Unrealized loss on derivative liabilities	(2,990,096)	-
Loss on settlement of debt	(1,664,281)	-
Other income	750	-
Interest income/(expense)	(676,181)	3,345

Net (loss)	(8,729,580)	(6,460,302)
Deemed dividend on Series A Convertible preferred stock	(60,000)	(594,641)
Net loss attributable to common stockholders	$(8,789,580)	$(7,054,943)
Net loss per common share – basic and diluted	(0.09)	(0.09)
Weighted average common shares outstanding – basic and diluted	95,840,596	80,007,507

Revenue

For the nine months ended September 30, 2016 and 2015, revenue was $594,237 and $314,146, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues increased due to a change of marketing focus.

Cost of Sales

For the nine months ended September 30, 2016 and 2015, cost of sales was $904,091 and $1,178,388, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Loss

An increase in our implementation costs resulted in a gross loss of $309,854 and $864,242 during the nine months ended September 30, 2016 and 2015, respectively. Gross loss decreased as a result of lower implementation costs as compared to the same period in 2015.

Selling and Marketing Expenses

Selling and marketing expenses were $510,448 and $747,990 for the nine months ended September 30, 2016 and 2015, respectively.  The decrease resulted from the reduction primarily in staffing levels.

Research and Development Expenses

Research and development expenses were $255,805 and $293,877 for nine months ended September 30, 2016 and 2015, respectively. Research and development expenses declined from period to period and reflect the material completion of our product.

General and Administrative Expenses

General and administrative expenses were $1,894,964 and $4,161,269 for the nine months ended September 30, 2016 and 2015, respectively. General and administrative expenses decreased as a result of employee staff reductions and the associated benefits costs as well as decrease in stock based compensation year over year.

Amortization and Depreciation

Amortization and depreciation expenses were $428,701 and $396,269 for the nine months ended September 30, 2016 and 2015, respectively. The increase in expense was primarily related to added patent costs in later 2015 and 2016.

Loss on change in Fair Value of Derivative Liabilities

In October 2015 and in 2016, we issued warrants with an embedded reset provisions requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $2,990,096 on change in fair value of derivative liabilities for the nine months ended September 30, 2016. None were issued as of September 30, 2015.

Loss on settlement of Debt

In April 2016, we issued common stock warrants in settlement of convertible debt and accrued interest. As such, we incurred a non-cash loss on debt settlement between the estimated fair value of the issued warrants and the carrying value of the debt and accrued interest of $1,664,281.

Interest Income (Expense), net

Interest income (expense), net during the nine months ended September 30, 2016 was $(676,181) compared to $3,345 for the nine months ended September 30, 2015. For 2016, Interest expense consists of amortization of debt discounts and interest incurred relating to our issued notes payable, as compared to interest income of $3,264 for the nine months ended September 30, 2016

Contracts in Process/Revenue Recognition

Under current accounting procedures, the Company only recognizes revenue on new contracts for the actual services delivered in the period under the following criteria: i) the contract has been signed and delivered to the Company; ii) the services have been performed or delivered; and iii) the client has been billed for the services delivered. The Company does not record deferred revenues for new contracts until the first payment for services has been received. The Company only records accounts receivable for the amount of revenue recognized as service is rendered, even if the client has been billed for the entire contract value. The table below summarizes the amount of contract value in excess of the revenue recognized of $644,334 and the deferred revenue recognized of $445,082, in the amount of $318,824. This amount is expected to be recognized in future periods. The Company also receives contracts for service hours but whose total contract value is uncertain. These “fee for service contracts” are recorded in the table below only if the services have been delivered and the associated revenue has been recognized.

A summary of our contracts in process is as follows:

	Contracts in Process
	September 30, 2016

		Revenue	Revenue Recognized	Deferred	Contract Amount in Excess of Deferred
	Contract	Recognized	9 Months Ended	Revenue	Revenue and
	Amount	prior to 2016	September 30, 2016	September 30, 2016	Recognized Revenue
Fixed Contracts	$1,330,408	$50,097	$516,405	$445,082	$318,824
Fee for Service Contracts	77,832		77,832
	$1,408,240	$50,097	$594,237	$445,082	$318,824

Liquidity and Capital Resources

Working Capital

	At September 30,	At December 31,
	2016	2015
Current Assets	$1,626,440	$1,804,986
Current Liabilities	4,368,446	891,245
Working Capital (Deficit)	$(2,742,006)	$913,741

The working capital (deficit)/surplus for the periods ended September 30, 2016 and December 31, 2015 was $(2,742,006) and $913,741 respectively. The decrease in Working Capital was primarily due to an increase in our non-cash derivative liability, accounts payable, deferred revenue and decrease in cash. Adjusting for the non-cash derivative liability, Working Capital would have been $906,237 at September 30, 2016. In addition, the Company used actual net cash in operations of $1,711,819 during the nine months ended September 30, 2016. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

	For the nine months ended
	September 30,
	2016	2015

Net Cash (Used in) Operating Activities	$(1,711,819)	$(4,804,778)
Net Cash (Used in) Investing Activities	(42,007)	(88,156)
Net Cash Provided by Financing Activities	1,561,082	3,271,943
Decrease in Cash	$(192,744)	$(1,620,991)

We had cash in the amount of $1,494,513 and $1,687,257 as of September 30, 2016 and December 31, 2015, respectively.

On April 18, 2016 (the “Initial Closing Date”), the Company entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with certain investors for the issuance and sale of 11,714,285 shares of common stock of the Company and warrants to purchase up to an aggregate of 1,312,000 shares of Common Stock, representing up to $1,640,000 of proceeds, in one or more closings within 30 days of the Initial Closing Date (the “Transaction”). The warrants are exercisable at $0.25 per share for five years from the date of issuance and subject to anti-dilution protection as defined. As of July 23, 2016, the Company had received proceeds, net of costs, of $1,579,082.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure.  Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 in accordance with generally accepted accounting principles. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on July 10, 2015 for a complete discussion relating to the foregoing evaluation of our controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In April 2015, two shareholder class action lawsuits were filed against the Company and former officers Nathaniel Bradley and Edward O’Donnell in the U.S. District Court for the District of Arizona. The plaintiffs allege various causes of action against the defendants arising from our announcement that our previously issued financial results for the first three quarters of 2014 and the guidance for the fourth quarter of 2014 and the full year of 2014 could no longer be relied upon.  The complaints sought among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees. The Court appointed a lead plaintiff and lead counsel, and consolidated the actions. A consolidated amended complaint was filed under the caption In re AudioEye, Inc. Sec. Litigation. The Company and individual defendants filed a motion to dismiss.

On July 25, 2016, in connection with a voluntary mediation, the parties reached an agreement in principle to settle the consolidated actions. The settlement agreement is subject to definitive documentation, shareholder notice, and court approval. The terms of the agreement include a settlement payment to the class of $1,525,000 from the Company’s insurer, with no admission of liability by any party. In 2015, the Company paid a deductible under its D&O insurance policy in the amount of $100,000 regarding this matter.

On May 16, 2016, a shareholder derivative complaint entitled LiPoChing, Derivatively and on Behalf of AudioEye, Inc., v. Bradley, et al., was filed in the United States District Court for the District of Arizona. As a derivative complaint, the plaintiff-shareholder purports to act on behalf of the Company against certain of the Company's current and former officers and directors (the “Named Individuals”). The Company is named as a nominal defendant. The complaint asserts causes of action including breach of fiduciary duty and others, arising from the Company’s restatement of its financial results for the first three quarters of 2014. The complaint seeks, among other relief, compensatory damages, restitution and attorneys’ fees. No discovery has occurred. In October 2016, the Company and Named Defendants filed a motion to dismiss, which remains pending. While the Company believes that its legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation, the related legal fees, or the impact on the financial results of the Company can be made as of the date of this statement.

 On July 26, 2016, a shareholder derivative complaint entitled Denese M. Hebert, derivatively on Behalf of Nominal Defendant AudioEye, Inc., v. Bradley, et al., was filed in the State of Arizona Superior Court for Pima County. The complaint generally asserts causes of action related to the Company’s restatement of its financial statements for the first three fiscal quarters of 2014.  As a derivative complaint, the plaintiff-shareholder purports to act on behalf of the Company against certain of the Company's current and former officers and directors (the “Named Individuals”). The Company is named as a nominal defendant. The Company understands that the Named Individuals intend to vigorously defend the lawsuit. While the Company believes that its legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation, the related legal fees, or the impact on the financial results of the Company can be made as of the date of this statement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14 day of November 2016.

AUDIOEYE, INC.

By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

By:	/s/ Todd Bankofier
Todd Bankofier
Chief Executive Officer