Form 10-K
period 2016-12-31
AUDIOEYE INC
filed 2017-03-30
CIK 1362190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of June 30, 2016 was $8,551,581.

As of March 30, 2017, 111,994,142 shares of the registrant’s common stock were issued and outstanding.

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

Overview

AudioEye is a marketplace leader providing web accessibility solutions for our clients’ customers through our Ally Platform products. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience of users. When implemented, we believe that our solutions offer businesses the opportunity to reach more customers, improve brand image, and build additional brand loyalty. In addition, our solutions help organizations comply with internationally accepted Web Content Accessibility Guidelines (WCAG) as well as U.S., Canadian, Australian, and United Kingdom accessibility laws.

We generate revenues through the sale of subscriptions of our software-as-a-service (SaaS) technology platform, called the AudioEye Ally Platform, to website owners, publishers, developers, and operators and through the delivery of managed services combined with the implementation of the AudioEye solution. Our solutions have been adopted by some of the largest and most influential companies in the world. Our customers span disparate industries and target market verticals, which encompass (but are not limited to) the following categories: human resources, finance, transportation, media, and education. Government agencies have also integrated our software in their digital platforms.

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

Conventional solutions have been developed to help users access websites, but these systems often require software to be installed on the user’s computer. Many of these solutions are tailored to single or a limited number of use cases and do not encompass multiple tool sets for addressing a wider range of use cases. In some cases, these systems can be costly, unwieldy and inconvenient. Furthermore, the assistive software’s ability to understand, process, and interpret complex and dynamic web applications that are prevalent across the web today is dependent on the quality in which the code was designed and developed, including the level to which the website adheres to best practices and standards.

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

Remediation

By deploying AudioEye remediation technology to fix common and high-impact issues, AudioEye is able to improve the usability of our client sites on the first day that they implement our solution into their site. Over a period that we believe averages approximately 100 days, with actual time dependent on the complexity of the client’s web site and other client-specific factors, our proprietary Digital Accessibility Platform (DAP) empowers AudioEye engineers to run in-depth analyses to fully understand and manually fix issues. For organizations that do not want a managed SaaS solution and prefer to achieve WCAG 2.0 Level AA compliance on their own, our cloud-based Digital Accessibility Platform provides them with a comprehensive single-source solution for tracking and maintaining a compliance audit of their web environments. The Digital Accessibility Platform combined with Ally Managed Services that include AT testing and support services, provide transparency for our clients allowing product owners to better understand accessibility and usability issues as they look to fix issues at the source. Each month, AudioEye addresses millions of website problems for its clients; these site improvements help prevent usability issues and may enhance the user experience for site visitors – in particular, those customers accessing websites through the use of assistive technology such as those provided by Microsoft, Apple, Google, and others.

Business-Driven Accessibility

In addition to our compliance solutions, AudioEye offers business-driven, cloud-based tools that enable our clients to provide a more accessible, usable, and customizable experience to their customers. Improving digital experiences for end users leveraging their own assistive technology is just one focus for meeting the needs of our targeted end-users. In addition to AT users, a much larger demographic of users (many of whom do not self-identify as having a disability or impairment) may benefit from the availability of free user-friendly tools that allow them to customize and optimize their digital experience. In short, we seek to enhance the user experience for all individuals who arrive at digital experience without having full access to a high-quality user experience. Our mission is not only one of inclusion but to also provide a superior user experience for anyone accessing our proprietary assistive tools.

Implementation

We offer solutions that enable our clients to enhance their brand by demonstrating a robust approach to web accessibility. When adopting our technology, clients implement the Ally Toolbar into their website. By embedding the AudioEye JavaScript, our clients can offer the Ally Toolbar, our patented AT-in-the-Cloud solution that provides our clients’ new and returning customers the opportunity to thoroughly engage and interact with client websites in a more meaningful and customizable way, regardless of their device type, language preference, or preferred method of access. From the toolbar, site visitors are provided with a Player utility that allows them to listen to the content of the website read aloud, a Reader utility that allows them to customize the visual display of the website, a Voice utility that allows them to command the browser using their voice, and a Certification statement that helps our client promote their commitment to accessibility and digital inclusion.

These tools offer benefits to a broad range of site visitors, especially aging populations and individuals who have vision, hearing, motor and intellectual disabilities, including those who are color blind, dyslexic, learning to read, and looking to maintain focus or multi-task.

We provide our customers with detailed remediation statistics and analytics that demonstrate utilization of the Ally solution. This provides our clients with prompt feedback into the different ways in which their site visitors are engaging with their optimized website and digital content.

Intellectual Property

Our technology development was initiated at the University of Arizona Science & Technology Park in Tucson, Arizona. In 2006, we received technology development venture funding from the Maryland Technology Development Corporation (TEDCO), which contributed to the development of our platform strategy. Beginning in 2009, we engaged in a multi-year technology development program with the Eller College of Management’s Department of Management Information Systems at the University of Arizona. In connection with our proprietary technology, our company has been issued a number of U.S. patents in two distinct patent families. Today, an experienced team of in-house engineers, designers, and developers in our Atlanta, GA, and Tucson, AZ, offices develop the Company’s technology and software and are actively engaged in the expansion of the AudioEye IP Portfolio.

Our intellectual property is primarily comprised of trade secrets, trademarks, issued, published and pending patent applications, copyrights and technological innovation. We have a patent portfolio comprised of six issued patents in the United States, we have four published/pending patent applications, one pending patent application and one patent application being prepared for filing with the PCT (internationally).

We have a trademark portfolio comprised of one allowed trademark application, two published trademark applications, and five trademark registrations.

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

Business Plan and Strategy

Leveraging our own patented and patent pending Ally Platform product suite, we provide cloud-based, enterprise-grade technology solutions, as well as managed services to fully implement our solution and provision our clients’ sites to conform with web accessibility best practices. Our technology and professional service offerings may be purchased through a subscription for either a one-year or multi-year term. Functionally, the business is organized into Technology, Operations and Customer Support, Sales and Marketing, and Intellectual Property Development. Intellectual Property Development is tasked with the development of new leading edge intellectual property.

Through the sale of managed and self-service contracts, our business model is to sell Business to Business and to secure revenue from multiple business channels, including (but not limited to): corporate website owners, publishers, developers, and operators, federal, state and local governments, educational institutions and e-learning websites, and not-for-profit organizations.

In what Forrester has called the “age of the customer”, we believe that, by adopting our solutions, our customers gain a competitive advantage by ensuring a superior digital experience for all of their customers, in particular for persons with diverse abilities. Some of the many leading advantages of our solution include:

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

Our primary objective is to establish and maintain a long standing relationship with our customers, as a trusted and relied upon provider of web accessibility technology and service. The key tenants of this strategy include:

1.	Continually innovating and strengthening the capabilities of our solution offering to attract new customers and entice existing customers to expand their level of service.

2.	Providing industry-leading analytics and site analysis reports that demonstrate a clear return on investment.

3.	Maintaining a consistent record of low customer attrition through ongoing subscription renewals.

4.	Expanding customer adoption across different target market vertical and leveraging strong customer relationships to establish a significant portfolio of clients within each vertical.

5.	Establishing a global client base that demonstrates a clear and high level of value within the context of disparate international laws and regulations surrounding the issue of web accessibility and best practices.

6.	Leveraging our board of directors and advisory board members to shorten sales cycles and to gain support and buy-in from C-level executives.

7.	Investing in a long-term patent protection strategy to ensure industry leading technological innovations are protected.

8.	Leading the dialogue and establishing our voice as technology leaders as it pertains to industry related topics, news, developments and events.

Product Service Offerings

We offer a diversified portfolio of service offerings that are broken into two broad business categories: subscription of our web accessibility technology platform and managed services.

Our web accessibility technology platform (The AudioEye Ally Platform) consists of the Digital Accessibility Platform and Ally Managed Service, which are offered as an Internet Cloud SaaS subscription service. AudioEye offers two distinct Web Accessibility solution offerings: Digital Accessibility Platform and Ally Managed Service.

The AudioEye Digital Accessibility Platform empowers web developers to improve their website using the most current, innovative, and industry-leading tools. Primarily, the Digital Accessibility Platform is a self-service solution for clients who want to own the accessibility process from beginning to end and puts the power of accessibility issue tracking, auditing and remediation in the hands of developers to improve the usability and accessibility of their web infrastructure. Customers leveraging the Digital Accessibility Platform have the option of embedding the AudioEye JavaScript into the front-end of their website, allowing them to not only get the benefits of auto-fixes that improve the usability and compliance level of their site, but it also allows them to manage the remediation process in a controlled environment that serves as an important resource for ongoing site auditing and issue tracking. At the same time, for organizations that are developing for accessibility, this robust site evaluation tool provides detailed information to help developers and designers fully understand the identified issues as well as the different WCAG 2.0 best practices that may be implemented in order to improve their website through changes implemented at the source.

For organizations looking to offload the accessibility process, the Ally Managed Service allows AudioEye Accessibility Engineers and AT Usability Testers to do all the heavy lifting in order to achieve accessibility and compliance for our clients. This unique offering leverages a balance of system and engineer generated remediation techniques to programmatically fix website problems that inhibit full access to our clients electronic information technologies. By providing our customers with full access to the Digital Accessibility Platform and working with them on a long-term basis to provide automated and manual testing in order to fully understand the issues of accessibility and how to develop with web accessibility in mind, AudioEye is able to reduce the burden on IT resources, leaving only limited work for finite client resources. In conjunction with the implementation of the AudioEye JavaScript, AudioEye makes available the option to publish the Ally Toolbar, which includes the Help Desk and Certification Statement. The Help Desk provides support for end users who have issues accessing content, while the Certification Statement outlines our client’s commitment to providing an accessible and usable website experience for individuals with disabilities. As part of the Ally Managed Service, AudioEye makes available detailed reporting that provide the client with the results of remediation efforts.

The AudioEye Ally Toolbar is included with Ally and provides easy-to-use, cloud-based assistive tools that allow our clients to enhance the customer experience for those looking to customize the way in which they engage with the web browser. The Ally patented AT-in-the-Cloud solution provides our clients’ site visitors with the opportunity to thoroughly engage and interact with our clients’ websites in a more engaging and fully customizable way, regardless of their device type, language preference, or preferred method of access.

From the Ally Toolbar, users may engage the Player utility that mirrors the features and functions of traditional screen reader software, allowing the user to engage with the web environment by using their keyboard (instead of a mouse) and listening to content instead of reading. Further, the built-in Reader utility allows users to enlarge the viewport, increase font sizes, change color contrast, highlight text as it is being read aloud, reduce clutter and distracting content, simplify and normalize the user interface (including complex site menus) and other features intended to optimize the user experience for addressing specific use cases. Lastly, in the first half of 2016, AudioEye released the first iteration of its Voice utility, which allows site visitors to command the website user experience using basic and standardized verbal commands. The free assistive tools made available within websites enabled with the AudioEye solution have benefits for all site visitors, but, in particular, aging populations and individuals who have vision, hearing, motor and intellectual disabilities, including those who are color blind, dyslexic, learning to read, and looking to maintain focus, or multi-task. Customers adopting this service also receive quarterly reports detailing usage analytics.

As an additional revenue source, AudioEye provides Managed Services that support the SaaS model infrastructure. When clients adopt the Digital Accessibility Platform as a self-service tool, AudioEye markets and sells managed services that include the following: Product Support, Accessibility Training from accessibility engineers and subject matter experts, Manual Assistive Technology Usability Testing, and other ad hoc services such as Video Transcription & Captioning, Manual Document Remediation (PDFs, et al), Audio Description Authoring, Accessibility Help Desk, and more. These same services are also provided to those customers adopting the Ally Managed Service solution and go beyond the inherent managed services that coincide with the implementation of website remediation, the provision of the Ally Toolbar, Player, Reader, and Voice utilities, and, ultimately, the certification of our clients’ web infrastructure.

Customers

Our potential customer base includes a broad range of private and public sector customers, in particular:

•	Corporate enterprise;

•	Educational institutions;

•	Federal, state and local governments and agencies; and

•	Not-for-profit organizations

If we are unable to establish, maintain or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate and our growth may be limited. The Company had two major customers including their affiliates which generated approximately 45.3% (23.8% and 21.5%) and 67.5% (56.3% and 11.2%) of its revenue in the fiscal years ended December 31, 2016 and 2015, respectively.

Corporate Enterprise

Our management believes that corporate enterprise is a large market for the Company’s products and services. Management believes that the AudioEye Ally Managed Service product provides a business advantage for our clients by enabling them to better reach the large population of customers who are not able to gain equal access to our clients’ content, products and services delivered via their websites.

Title III of the Americans with Disabilities Act was enacted to help eliminate barriers to access. Just as building owners must implement physical accommodations to remove any physical barrier to access, transportation, or communication, website owners must adhere to Web Accessibility best practices in order to ensure barrier-free access to their websites and online materials. Over time, a website owner must maintain and prove their implementation of those techniques, such as those outlined within the globally recognized Web Content Accessibility Guidelines (WCAG) 2.0. Overall, there are over 6 million business (666,000 public and private employers) that must comply with ADA laws (source: http://www.ada.gov/pubs/mythfct.txt).

Internet technologies have the potential to give persons with disabilities the means to live on a more equitable basis within the global community in a manner that previously was not possible. Our management believes that there is significant market opportunity for our services as most websites are developed with the assumption that users can visually see the site. According to a study commissioned by Microsoft, conducted by Forrester Research, Inc., 22% (37.2 million) of working-age adults are very likely to benefit from the use of accessible technology due to severe difficulties and impairments (source: http://www.microsoft.com/enable/research/phase2.aspx). Persons with disabilities form the world’s largest minority according to the United Nations. One billion people are estimated by the World Health Organization to have a disability. According to a 2012 report from the United States Census Bureau, the overall percentage of people with a disability in the U.S. was 12.1% (source: http://www.disabilitystatistics.org/reports/2012/English/HTML/report2012.cfm).

Equally significant to this analysis of market size are the studies surrounding the market influence of this demographic. Consumers are good to businesses that do good and through cause-related marketing strategies, there exists a non-trivial business opportunity. The disability market represents an annual disposable income of $1 trillion—and $544 billion in the U.S. alone. When you include friends and family, this adds another 2.3 billion people who control an incremental $6.9 trillion in annual disposable income (source: Fifth Quadrant Analytics – The Global Economics of Disability Report - http://returnondisability.com/disability-market/). “When the global population reached 7 billion in 2012, 562 million (or 8.0 percent) were aged 65 and over. In 2015, 3 years later, the older population rose by 55 million. The next 10 years will witness an increase of about 236 million people aged 65 and older throughout the world” (Source: U.S. Census Bureau - An Aging World: 2015: International Population Reports - https://www.census.gov/content/dam/Census/library/publications/2016/demo/p95-16-1.pdf). This market is likely to have significant disposable income and retirement investments.

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

Seniors and print-impaired individuals need the Internet’s critical access to fundamental state, local and federal government services and information such as tax forms, social programs, emergency services and legislative representatives. In addition, the roughly 120,000 federal employees with disabilities require Internet accessibility for workplace productivity. The AudioEye Reader in the cloud provides an intuitive Internet experience across all Internet-enabled devices without imposing any additional costs on end users. For government site administrators, our Digital Accessibility Platform is designed to be user-friendly so that sites can be made accessible and maintained as part of any web management process.

The Twenty-First Century Communication and Video Accessibility Act of 2010 mandates that all government websites (city, state and federal) be compliant and provide accessibility to persons with disabilities. Since this legislation was adopted in 2010, a growing number of legal mandates point to the WCAG 2.0 standard – sources range from the Department of Justice (DOJ), the U.S. Access Board, and the Office of Civil Rights (OCR). The Company can help alleviate the risk that comes with non-conformance to these accepted guidelines and principles. Over 100 governments have signed and ratified the UN Convention on the Rights of Persons with Disabilities. The Company’s certification seal demonstrates a website owner’s commitment to meeting internationally accepted accessibility standards (limited exclusions apply). As a result, our management believes that providing accessibility services for website owners and developers has become a significant market opportunity in view of the potential demand for our patented solutions.

The AudioEye solution provides a unique approach to solving a pervasive issue that has inhibited government agencies from embracing efficiencies gained through adopting new cost-effective technological capabilities. More and more federal agencies are beginning to embrace cloud-based service offerings and leveraging the capabilities afforded through the adoption of third-party cloud-based service providers. In many cases, when deployed, a deep understanding of the level of adherence to accessibility is overlooked or, in other cases, lack of adherence to accessibility restricts the federal agency from, ultimately, implementing the third-party solution. This hindrance is problematic for agencies that are striving to move their organizations ahead and keeping pace with the many benefits that come with integrating enterprise-level software solutions. Implementing the AudioEye solution allows federal, state, and local governments to provide constituents with a reliable, scalable, and fully accessible web environment. By pairing the AudioEye Solution with other disparate SaaS offerings, organizations can more readily comply with ADA standards. Implementing AudioEye mitigates risk of non-conformance and goes beyond basic levels of compliance through the inclusion of free cloud-based assistive tools, which lives up to the spirit of ADA - a noble and necessary aspiration for all federal and state government agencies.

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

Potential additional market segments of focus include, but are not limited to:

•	Finance & Banking Institutions

•	Public & Private Transportation Companies

•	Air Carriers (as a result of the Air Carrier Access Act – ACAA - recently updated by the United States Department of Transportation)

•	Educational Institutions (as a results of frequent and recent settlement agreements involving and structured by the Department of Justice)

•	SaaS Providers

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

In addition, the Company attends selected accessibility and industry trade conferences, maintains memberships with key, industry-specific organizations, serves as subject matter experts within well-attended panels covering industry-related topics, leverages paid SEO for those looking online to learn about or purchase accessibility products or services, and a variety of other conventional marketing and social marketing techniques.

Competition

Our management believes that the Company’s technology and solutions will primarily compete against the following:

1.	Web Accessibility Assessment Technology Providers. There are a small number of Web Accessibility audit and tracking platform providers but we do not believe their technology solutions offer the specific functionality offered through the AudioEye Digital Accessibility Platform. Furthermore, their solutions are currently more standalone in that they are not combined with a cloud-based tool with a full suite of comparable assistive tools for end-users.

2.	Web Accessibility Remediation Technology Providers. Currently, other technology provider(s) that utilize technology to apply compliance remediation through a server-side technology do not pair their solution with a full suite of assistive tools for end-users and is, therefore, limited in its capacity to provide a fully inclusive user experience for the customers adopting the technology.

3.	Web Accessibility Consulting Service Providers. There is a substantial number of consulting service providers in the Web Accessibility industry. Each generally provides an analysis of the various compliance issues associated with their clients’ websites. They ultimately provide resources and assistance in applying fixes and changes at the source. While we provide these services, we also provide tools that empower a fully managed service, as well as tools that empower self-directed developers to fix issues without requiring source-code remediation.

4.	Cloud-Based Assistive Technology Providers. There are other cloud-based assistive technology providers. However, they do not offer a screen-reader-like experience with mouse-less navigation and do not offer a solution with compliance detection and remediation for users of existing, native assistive technologies, such as screen readers. The Company’s patent portfolio should also help preclude competitors from competing as it pertains to this specific category.

Competitive Strengths

Our management believes the following competitive strengths will enable our success in the marketplace:

•	Unique combination of technology and specialized managed service. Our management believes, unlike any other company in the marketplace, AudioEye has addressed the problem of Web Accessibility, holistically, and has uniquely positioned itself to provide a combination of leading edge technology and high-quality specialized managed service. Our one-of-a-kind, combined solution empowers our clients to ensure the highest level of access and usability across their digital infrastructure, while reducing burden on finite IT resources, which leads to cost-savings and reduced time-to-market. Our management believes that the AudioEye solution allows our customers to focus not only on achieving compliance, but also enables a tangible and non-trivial return on investment – a true competitive advantage. This return on investment is derived from opening up access to the 5%-10% of the population with a disability or physical limitation. This has allowed our clients to reach more customers, improve brand image, and build additional brand loyalty from their customers in a competitive manner.

•	Unique patented technology. First and foremost, AudioEye builds all its products with the primary goal of enhancing the user experience, in every way possible, regardless of the end-user’s individual disability or physical limitation. AudioEye is a marketplace technology leader providing unparalleled Web Accessibility solutions for our clients’ customers through our Ally Platform Products. We own a unique patent portfolio comprised of six issued patents in the United States, we have received a notice of allowance from the U.S. Patent and Trademark Office for a seventh patent, and have additional U.S. patents pending. Our portfolio includes patents and pending patent applications in the United States with over 60 issued claims.

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

The following is a list of our patents, both issued and pending. The patents have been extended and cover a period from 2002 through 2026.

No.	I.D.	Status	Title

1	US7966184	Issued	System and method for audible website navigation

2	US7653544	Issued	Method and apparatus for website navigation by the visually impaired

3	US8260616	Issued	System and method for audio content generation

4	US8046229	Issued	Method and apparatus for website navigation by the visually impaired

5	US8296150	Issued	System and method for audio content navigation

6	US8589169	Issued	System and method for creating audio files

7	13/280184	Published/Pending	System and method for audio content management

8	15/074818	Pending	Modular Systems For Selectively Enabling Cloud-Based Assistive Technologies

9	14/587902	Published/Pending	Tracking Device For Audio Playback

10	14/587915	Published/Pending	Tracking Device For Audio Playback

11	15/132140	Published Pending	Audio Onboarding of Digital Content With Enhanced Audio Communications

We have also registered the following trademarks with the U.S. Patent and Trademark Office:

No.	I.D.	Status	Title

1	86/877454	Allowed	NCLUSION

2	86/647591	Published	ALLY+

3	86/698544	Published	YOUR WEB ACCESSIBILITY ALLY

4	4738981	Registered	MOBILITY, USABILITY, ACCESSIBILITY

5	4738980	Registered	EQUAL ACCESS FOR ALL

6	4738977	Registered	WHAT ACCESSIBILITY SHOULD BE

7	4402544	Registered	AUDIOEYE

8	4419997	Registered	AUDIO INTERNET

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

Title II and Title III of the ADA prevent discrimination on the basis of disability in services, programs, and activities provided by public entities (Title II) and private entities considered to be places of public accommodation (Title III). The Department of Justice (DOJ) issues regulations implementing those mandates, and is currently in the process of formulating rules regarding the accessibility of websites and mobile applications. The DOJ has divided its rulemaking into two efforts: the first will provide guidance to state and local entities to comply with Title II, and the second will establish rules for private entities to comply with Title III. The DOJ has delayed issuing those rulemakings several times; recent predictions suggest that the DOJ will issue the proposed rules in 2018. The DOJ has released abstract summaries for both rulemakings.

Learn more at www.ada.gov

Section 508 of the Rehabilitation Act Requires that federal agencies’ electronic and information technology is accessible to people with disabilities, including employees and the public.

The U.S. Government Access Board is expected to update the requirements to Section 508 compliance standards, commonly referred to as the “Section 508 Refresh,” further formalizing the mandate to adhere to specific web accessibility best practices, namely those outlined under the Web Content Accessibility Guidelines (WCAG), the international standards for web accessibility. Already, a growing number of legal mandates and recent settlements point to the WCAG 2.0 standards as well as making it a requirement to hire third-party Accessibility Subject Matter Experts to maintain an accessibility audit and provide certification – sources range from the Department of Justice (DOJ), the U.S. Access Board, and the Office of Civil Rights (OCR).

For more information, visit www.section508.gov

Section 504 of the Rehabilitation Act entitles individuals with disabilities to equal access to any program or activity that receives federal subsidy – this includes Web-based communications for educational institutions and government agencies.

In October 2010, the Twenty-First Century Communications and Video Accessibility Act of 2010 was enacted to update existing federal laws requiring communications and video programming accessibility and to fill in any current gaps in accessibility so as to ensure the full inclusion of people with disabilities in all aspects of daily living through accessible, affordable and usable communication and video programming technologies.

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

Employees

As of March 30, 2017, we had 31 full-time employees. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good.

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

Our auditors, MaloneBailey LLP, have indicated in their report on the Company’s financial statements for the fiscal year ended December 31, 2016 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives.

As of December 31, 2016, the Company had a working capital deficit of $2,692,090, principally due to the inclusion of non-cash derivative liability recorded in current liabilities. Excluding the derivative liability, the Company’s working capital would have been $786,536. In addition, the Company used actual net cash in operations of $2,340,281 during the year ended December 31, 2016. Even with a greater focus on cash revenue generation and the ongoing cost reductions, the conditions described in the first paragraph, above, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company has been successful in raising capital in the past, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan.

We have a history of generating significant losses and may not be able to achieve and sustain profitability.

To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $9,578,630 for the year ended December 31, 2016. As of December 31, 2016, we have an accumulated deficit of $33,818,061 and working capital deficit of $2,692,090. If we continue to experience losses, we may not be able to continue our operations, and investors may lose their entire investment.

Our future development requires substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, which would prevent us from fully developing our business and generating revenues.

As of March 30, 2017, our cash available was $790,698. Our business plan will require additional capital expenditures, and our capital outlays could increase substantially over the next several years as we implement our business plan. As a result, and since we do not believe we will operate profitably during that period, we expect that we will need to raise substantial additional capital, through future private or public equity offerings, strategic alliances or debt financing. Our future capital requirements will depend on many factors, including: market conditions, sales personnel cost, cost of litigation in enforcing our patents, and information technology (IT) development and acquisition costs. No assurance can be given that we can successfully raise additional equity or debt capital, or that such financing will be available to us on favorable terms, if at all.

We are subject to ongoing litigation.

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

On January 23, 2017, the court granted preliminary approval of the settlement pursuant to the terms set forth in the Stipulation of Settlement, provisionally certified a settlement class of shareholders, and directed plaintiffs' counsel to provide notice to that class. The Court will hold a Final Settlement Hearing on May 8, 2017 to consider any objections to the Settlement that might be raised by settlement class members, to consider plaintiffs’ counsel's application for an award of fees and costs, and to finally determine whether the Order and Final Judgment as provided under the Stipulation of Settlement should be entered, dismissing the case with prejudice.

On May 16, 2016, a shareholder derivative complaint entitled LiPoChing, Derivatively and on Behalf of AudioEye, Inc., v. Bradley, et al., was filed in the United States District Court for the District of Arizona. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The complaint asserted causes of action including breach of fiduciary duty and others, arising from the Company’s restatement of its financial results for the first three quarters of 2014. The complaint sought, among other relief, compensatory damages, restitution and attorneys’ fees. In October 2016, the Company and Named Defendants filed a motion to dismiss. In response, the Plaintiff voluntarily dismissed the complaint without prejudice.

On July 26, 2016, a shareholder derivative complaint entitled Denese M. Hebert, derivatively on Behalf of Nominal Defendant AudioEye, Inc., v. Bradley, et al., was filed in the State of Arizona Superior Court for Pima County. The complaint generally asserts causes of action related to the Company’s restatement of its financial statements for the first three fiscal quarters of 2014. As a derivative complaint, the plaintiff-shareholder purports to act on behalf of the Company against the Named Individuals.

The Company is named as a nominal defendant. The Company understands that the Named Individuals intend to vigorously defend the lawsuit. The defendants filed a motion to dismiss the complaint in February 2017, which presently is scheduled to be heard in May 2017. While the Company believes that its legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation, the related legal fees, or the impact on the financial results of the Company can be made as of the date of this statement.

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

At present, we do not have any active or pending litigation related to the violation of our patents. We expect an increase in the number of third parties who could violate our patents as the market develops new uses of similar products and consumers begin to increase their adoption of the technology and integrate it into their daily lives. We do foresee the potential need to enter into active litigation to defend the enforcement of our patents. We anticipate that these legal proceedings could continue for several years and may require significant expenditures for legal fees and other expenses. In the event we are not successful through appeal and do not subsequently obtain monetary and injunctive relief, these litigation matters may significantly reduce our financial resources and have a material impact on our ability to continue our operations. The time and effort required of our management to effectively pursue these litigation matters may adversely affect our ability to operate our business, since time spent on matters related to the lawsuits will take away from the time spent on managing and operating the business. We cannot assure that any such potential lawsuits will result in a final outcome that is favorable to our shareholders or the company.

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

Due to an undefined regulatory environment and a heightened sensitivity by plaintiffs seeking retribution for inaccessible and unusable digital interfaces, any organization may be sued or served legal demands claiming non-compliance. As these demands may be served with or without merit, they present a new level of risk for website owners and publishers. In an effort to avoid any potential unwanted attention pertaining to the subject of compliance, AudioEye clients may enforce rigid stipulations pertaining to AudioEye’s promotion of their involvement or engagement with AudioEye, regardless of the level of success or positive impact any such engagement may have or have had on their business. Whether through the enforcement of non-disclosure agreements or through specific non-disclosure language associated with client contracts, if AudioEye is not empowered to promptly make public announcements about its client base and the adoption of AudioEye products and services, it may have a deleterious effect on the company’s capacity to accelerate its business growth or attract investment from shareholders.

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

For the years ended December 31, 2016 and 2015, two major customers generated approximately 45.3% and 67.5% of our revenue, respectively. In 2015, we mutually agreed to terminate our business relationship with the largest of these customers, representing 56.3% of our revenues in 2015. We have fundamentally shifted our business model to focus on software as a service (SaaS) product offerings. We have not yet proven that we can develop and maintain a diversified customer base who will subscribe to our SaaS–centric products and services. If we are unable to establish, maintain, grow or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate and our growth may be limited.

Our expansion into new products, services, technologies, and geographic regions subjects us to additional business, legal, financial, and competitive risks.

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

We face risks related to system interruption and lack of redundancy.

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

Government regulation is evolving and unfavorable changes could harm our business.

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

We could be subject to additional sales tax or other indirect tax liabilities.

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

 We may be subject to risks related to government contracts and related procurement regulations.

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

The development of our planned products and services and other patented technology involves significant technological and business risks and requires substantial expenditures and lead time. We may be unable to use new technologies effectively. Updating our technology internally and licensing new technology from third parties may also require us to incur significant additional expenditures.

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

The Company took steps to remediate the weaknesses described above. Multiple levels of supervision have been implemented and the firm has improved cross reconciliations of internal parties’ actions and approvals. Singular levels of approval, supervision and processing have been eliminated. All contracts are thoroughly reviewed by management and at certain levels require Board approval. The Company no longer engages in non-monetary transactions related to Intellectual Property. All sales transactions are representative of cash contracts in the form of Subscription and Services Agreements. Revenue is recognized by following stringent guidelines which include the appropriate application of journal entries in sales, deferred revenue and accounts receivable in the General Ledger. Revenue is recognized as a portion of the contract term as services are delivered, and deferred revenue is recorded, only upon the receipt of cash. Timing and accounts affected by the respective journal entry are triggered when payment is received and applied to invoices in accounts receivable.

With our annual reports on Form 10-K for the year ended December 31, 2016, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2016 in accordance with generally accepted accounting principles.

In addition, the remediation steps we have taken and continue to take may be insufficient to prevent future restatements or delays in financial reporting. Restatements or delays in filing the requisite materials with the SEC could reoccur and may impact our ability to be allowed to trade on various trading platforms. Such limitation may impact the trading price of our shares.

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

Trading in shares quoted on the OTCQB and OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of shares of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB and OTC Bulletin Board are not stock exchanges, and trading of securities on the OTCQB and OTC Bulletin Board is often more sporadic than the trading of securities listed on exchanges like NASDAQ or NYSE MKT. Accordingly, stockholders may have difficulty reselling shares of our common stock.

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

When we issue additional shares in the future, it will likely result in the dilution of our existing stockholders

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.00001 par value and 10,000,000 preferred shares with a par value of $0.00001, of which 111,512,001 common shares were issued and outstanding as of December 31, 2016 and 160,000 shares of Series A Preferred Stock (convertible into 9,826,776 shares of common stock) were issued and outstanding as of December 31, 2016. From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, as of December 31, 2016, we had warrants and options to purchase an aggregate of 90,164,248 shares of our common stock, the exercise of which would further increase the number of outstanding shares. The issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders.

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

As of March 25, 2017, our directors, executive officers and other beneficial owners, beneficially own 123,565,645 common shares including warrants and options which is approximately 110.58% of our outstanding 111,744,142 common shares. The holdings of our directors, executive officers and other affiliated owners represent 49.94% on a fully diluted basis. Accordingly, through their collective ownership of our outstanding common stock, if they act together, will be close to controlling the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, will determine the outcome of the election of all of our directors and determining corporate and stockholder action on other matters.

Provisions of our certificate of incorporation and bylaws could discourage potential acquisition proposals and could deter or prevent a change in control.

Some provisions in our certificate of incorporation and bylaws, as well as statutes, may have the effect of delaying, deterring or preventing a change in control. These provisions, including those providing for the possible issuance of shares of our preferred stock, which may be divided into series and with the preferences, limitations and relative rights to be determined by our board of directors, and the right of the board of directors to amend the bylaws, may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire a substantial number of shares of our common stock or to launch other takeover attempts that a stockholder might consider to be in his or her best interest. These provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.

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

Our bylaws contain specific provisions that eliminate the liability of our directors for monetary damages to our company and stockholders, and permit indemnification of our directors and officers to the extent provided by Delaware law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Properties

Our principal executive offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 2,362 square feet as of December 31, 2016. The Company’s principal executive office is leased for an aggregate amount of $4,724 per month. We also have offices in Atlanta at 1855 Piedmont Road, Suite 200, Marietta, Georgia leased for an aggregate of $2,763 per month as of December 31, 2016. During 2015, offices located in New York were sublet, resulting in a savings of $21,135 per month. We closed the office in Washington D.C., saving $1,280 per month and the Principal Executive office was relocated and downsized with a monthly reduction in rent of $7,146. Beginning November 1, 2015, we subleased an office from a company controlled by our Executive Chairman in Scottsdale, AZ for $500 per month.

The Company’s total rent expense was approximately $109,340 and $314,485 under office leases for the years ended December 31, 2016 and 2015, respectively.

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

On January 23, 2017, the court granted preliminary approval of the settlement pursuant to the terms set forth in the Stipulation of Settlement, provisionally certified a settlement class of shareholders, and directed plaintiffs' counsel to provide notice to that class. The Court will hold a Final Settlement Hearing May 8, 2017 to consider any objections to the Settlement that might be raised by settlement class members, to consider plaintiffs’ counsel's application for an award of fees and costs, and to finally determine whether the Order and Final Judgment as provided under the Stipulation of Settlement should be entered, dismissing the case with prejudice.

On May 16, 2016, a shareholder derivative complaint entitled LiPoChing, Derivatively and on Behalf of AudioEye, Inc., v. Bradley, et al., was filed in the United States District Court for the District of Arizona. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The complaint asserted causes of action including breach of fiduciary duty and others, arising from the Company’s restatement of its financial results for the first three quarters of 2014. The complaint sought, among other relief, compensatory damages, restitution and attorneys’ fees. In October 2016, the Company and Named Defendants filed a motion to dismiss. In response, the Plaintiff voluntarily dismissed the complaint without prejudice.

On July 26, 2016, a shareholder derivative complaint entitled Denese M. Hebert, derivatively on Behalf of Nominal Defendant AudioEye, Inc., v. Bradley, et al., was filed in the State of Arizona Superior Court for Pima County. The complaint generally asserts causes of action related to the Company’s restatement of its financial statements for the first three fiscal quarters of 2014. As a derivative complaint, the plaintiff-shareholder purports to act on behalf of the Company against the Named Individuals.

The Company is named as a nominal defendant. The Company understands that the Named Individuals intend to vigorously defend the lawsuit. The defendants filed a motion to dismiss the complaint in February 2017, which presently is scheduled to be heard in May 2017. While the Company believes that its legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation, the related legal fees, or the impact on the financial results of the Company can be made as of the date of this statement.

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

The following table sets forth the high and low sale prices of our common stock on the OTC Bulletin Board/OTC Pink Marketplace for the periods indicated:

	High	Low
Quarter ended March 31, 2015	$0.60	$0.40
Quarter ended June 30, 2015	$0.40	$0.14
Quarter ended September 30, 2015	$0.14	$0.04
Quarter ended December 31, 2015	$0.06	$0.03
Quarter ended March 31,2016	$0.20	$0.03
Quarter ended June 30, 2016	$0.21	$0.13
Quarter ended September 30, 2016	$0.18	$0.07
Quarter ended December 31, 2016	$0.19	$0.07

As of March 30, 2017, we had approximately 258 common stockholders and 12 preferred stockholders of record and a greater number of beneficial holders for whom shares are held in a “nominee” or “street” name.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2016 and 2015 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors.”

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

We generate revenues through the sale of subscriptions of our SaaS technology platform, called the AudioEye Ally Platform, to website owners, publishers, developers, and operators and through the delivery of managed services combined with the implementation of the AudioEye solution. Our solutions have been adopted by some of the largest and most influential companies in the world. Our customers span disparate industries and target market verticals, which encompass (but are not limited to) the following categories: human resources, finance, transportation, media, and education. Government agencies have also integrated our software in their digital platforms.

Results of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

	Year Ended December 31,
	2016	2015
Results of Operations
Revenues	994,265	338,863
Cost of sales	1,226,321	1,224,652
Gross loss	(232,056)	(885,789)

Selling and marketing expenses	713,972	884,440
Research and development expenses	343,712	375,817
General and administrative expenses	2,568,227	4,633,702
Impairment of non-marketable securities	50,000	-
Amortization and depreciation	570,247	534,220
Operating (loss)	(4,478,214)	(7,313,968)
Other Income (Expense)	750	3,814
Realized gain (loss) on marketable securities	-	-
Unrealized loss on investments	(2,400)	(10,200)
Unrealized (loss) gain on derivative liabilities	(2,758,488)	187,932
Loss on settlement of debt	(1,664,281)	-
Interest expense	(675,997)	(76,723)
Net (loss)	$(9,578,630)	$(7,209,145)
Deemed dividend on Series A Convertible preferred stock	-	(594,641)
Dividend on Series A Convertible preferred stock	(80,000)	(58,733)
Net loss attributable to common stockholders	$(9,658,630)	$(7,862,519)
Net (loss) per weighted average common	$(0.10)	$(0.10)

In 2016, our net loss increased to $(9,658,630) from $(7,862,519) in 2015, primarily as a result of the following:

Revenue

For the years ended December 31, 2016 and 2015, revenue in the amount of $994,265 and $338,863, respectively, consisted primarily of various levels of core product sales, software development, website design and maintenance. Revenues increased due to a change of marketing focus.

Cost of Sales

For the years ended December 31, 2016 and 2015, cost of sales in the amount of $1,226,321 and $1,224,652, respectively, consisted primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Loss

The increase in revenue and increase in sub-contracting and direct labor cost resulted in a gross profit/(loss) of $(232,056) and $(885,789) for the years ended December 31, 2016 and 2015, respectively. Gross loss decreased as a result of increasing sales net with an increase in sub-contracting and direct labor costs.

Selling and Marketing Expenses

Selling and marketing expenses were $713,972 and $884,440 for the years ended December 31, 2016 and 2015, respectively. The decrease in expenses results from staff and salary reduction as well as the elimination of outside selling contractors.

Research and Development Expenses

Research and development expenses were and $343,712 and $375,817 for the years ended December 31, 2016 and 2015, respectively. Research and development expenses decreased predominantly as a result of a decrease in technology staff.

General and Administrative Expenses

General and administrative expenses were $2,568,227 and $4,633,702 for the years ended December 31, 2016 and 2015, respectively. General and administrative expenses decreased as a result of reduced headcount, reduction in contract labor costs, benefit reductions, as well as decrease in stock based compensation year over year.

Impairment of non-marketable securities

In 2016, we impaired non-marketable securities with a carrying value of $50,000.

Amortization and Depreciation

Amortization and depreciation expenses were $570,247 and $534,220 for the years ended December 31, 2016 and 2015, respectively. The increase in expense was primarily related to an increase in intellectual property amortization and intangibles.

Gain (loss) on change in Fair Value of Derivative Liabilities

In October 2015 and in 2016, we issued warrants with embedded reset provisions. We value these derivatives each reporting period and record any change in fair market value as non-cash gains or losses. This resulted in a loss of $(2,758,488) on change in fair value of derivative liabilities for the year ended December 31, 2016 as compared to a gain of $187,932 for 2015.

Loss on settlement of Debt

In April 2016, we issued common stock warrants in settlement of convertible debt and accrued interest. As such, we incurred a non-cash loss on debt settlement between the estimated fair value of the issued warrants and the carrying value of the debt and accrued interest of $1,664,281.

Interest Expense, net

Interest expense, net during the year ended December 31, 2016 was $675,997 compared to $76,723 for the year ended December 31, 2015. For 2016 and 2015, interest expense consists primarily of amortization of debt discounts and interest incurred relating to our issued notes payable.

Contracts in Process/Revenue Recognition

Under current accounting procedures, the Company only recognizes revenue on new contracts for the actual services delivered in the period under the following criteria: (i) the contract has been signed and delivered to the Company; (ii) the services have been performed or delivered; and (iii) the client has been billed for the services delivered. The Company does not record deferred revenues for new contracts until the first payment for services has been received. The Company only records accounts receivable for the amount of revenue recognized as service is rendered, even if the client has been billed for the entire contract value. The table below summarizes the amount of contract value in excess of the revenue recognized of $1,044,362 and the deferred revenue recognized of $386,485, in the amount of $657,525. The Company also receives contracts for service hours but whose total contract value is uncertain. These “fee for service contracts” are recorded in the table below only if the services have been delivered and the associated revenue has been recognized.

A summary of our contracts in process is as follows:

Contracts in Process
December 31, 2016
		Revenue	Revenue Recognized	Deferred	Contract Amount in Excess of Deferred
	Contract	Recognized	12 Months Ended	Revenue	Revenue and
	Amount	prior to 2016	December 31, 2016	December 31, 2016	Recognized Revenue
Fixed Contracts	$2,088,372	$50,097	$994,265	$386,485	$657,525

Liquidity and Capital Resources

Working Capital

Our auditors, Malone Bailey LLP, have indicated in their report on the Company’s financial statements for the fiscal year ended December 31, 2016 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives.

As of December 31, 2016, the Company had cash of $1,409,418 and working capital deficit of $2,692,090, principally due to the non-cash derivative liability recorded in current liabilities. Excluding the derivative liability, the Company’s working capital would have been $786,536. In addition, the Company used actual net cash in operations of $2,340,281 during the year ended December 31, 2016. Even with a greater focus on cash revenue generation and the ongoing cost reductions, the conditions described in the first paragraph, above, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company has been successful in raising capital in the past, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan.

	At December 31,
	2016	2015
Current Assets	$1,474,823	$1,804,986
Current Liabilities	4,166,913	891,245
Working Capital (Deficit)	$(2,692,090)	$913,741

The working capital (deficit) for the years ended December 31, 2016 and 2015 was $(2,692,090) and $913,741, respectively. The change in working capital was primarily due to the non-cash derivative liability recorded in current liabilities.

Cash Flows

	December 31,
	2016	2015
Net Cash (Used in) Operating Activities	$(2,340,281)	$(5,474,454)
Net Cash (Used in) Investing Activities	$(42,640)	$(277,131)
Net Cash Provided by Financing Activities	$2,105,082	$5,765,941
(Decrease) (Increase) in Cash	$(277,839)	$14,356

We had cash in the amount of $ 1,409,418 and $1,687,257 as of December 31, 2016 and December 31, 2015, respectively.

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

On March 5, 2015, Paul Arena resigned as Chairman of the Board of Directors and Executive Chairman and was designated by AIM Group, Inc. as a consultant to the Company for the term of one year. On March 5, 2015, the Company and Mr. Arena, pursuant to a Separation and Release Agreement, agreed to the issuance of 500,000 restricted common shares in lieu of the January 27, 2014 issuance of 3,000,000 Performance Share Units. The agreement calls for the immediate release of 250,000 common shares, or 50%, and up to 250,000 common shares, or 50%, be held in escrow until April 1, 2016 or until the Company’s 2015 audited financials are final. The 250,000 shares earned during the three months ended March 31, 2015 were valued and expensed at $117,500 in 2015.

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

On October 9, 2015 (the “October 2015 Closing Date”), we entered into a Note and Warrant Purchase Agreement with certain investors (the “Investors”) for the issuance and sale of convertible promissory notes in an aggregate principal amount of up to $3,750,000 (the “Notes”) and warrants (the “Warrants”) to purchase up to an aggregate of 37,500,000 shares of common stock of the Company (the “Common Stock”). Notes representing up to $2,500,000 in aggregate principal, and Warrants exercisable for up to 25,000,000 shares of Common Stock in the aggregate, may be issued and sold at one or more closings during the 30-day period immediately following the October 2015 Closing Date. The maximum of $2,500,000 in aggregate principal was sold as of November 8, 2015. In addition, upon the election of any Investor within the three-year period immediately following the October 2015 Closing Date, any Investor may purchase an additional Note in the principal amount equal to 50% of the principal amount of the Notes purchased by such Investor at previous closings (the “Option Principal Amount”) and an additional Warrant with an aggregate exercise price equal to such Investor’s Option Principal Amount. The Notes mature three years from the date of issuance (the “Maturity Date”) and, until the Notes are repaid or converted into shares of the Company’s equity securities (“Equity Securities”), accrue payable-in-kind interest at the rate of 10% per annum.

The fair value of the warrants issued in connection with the notes was determined to be $627,293 (see Note 8) and was recognized as a discount to the debt being amortized to interest expense over the life of the loans. During 2015, aggregate amortization of $26,992 was recognized against the discount.

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

On April 18, 2016 (the “April 2016 Closing Date”), the Company entered into a Common Stock and Warrant Purchase Agreement with certain investors for the issuance and sale of 11,714,285 shares of common stock of the Company and warrants to purchase up to an aggregate of 1,312,000 shares of Common Stock, representing up to $1,640,000 of proceeds, in one or more closings within 30 days of the April 2016 Closing Date. The warrants are exercisable at $0.25 per share for five years from the date of issuance and subject to anti-dilution protection as defined. As of December 31, 2016, the Company had received proceeds, net of costs, of $1,579,082.

In December 2016, the Company entered into a Common Stock and Warrant Purchase Agreement with certain investors for the issuance and sale of 3,928,573 shares of common stock of the Company and warrants to purchase up to an aggregate of 440,000 shares of Common Stock, representing $550,000 of proceeds, in one or more closings. The warrants are exercisable at $0.25 per share for five years from the date of issuance and subject to anti-dilution protection as defined.

We may raise additional capital through the sale of equity or debt securities or borrowings from financial institutions or third parties or a combination of the foregoing. Capital raised will be used to implement our business plan, grow current operations, make acquisitions or start new vertical businesses among some of the possible uses.

Contractual Obligations

Operating leases

Our principal executive offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 2,362 square feet as of December 31, 2016. The Company’s principal executive office is leased for an aggregate amount of $4,724 per month through September 1, 2016 and an aggregate amount of $5,474 per month as of December 31, 2016. We also have offices in Atlanta, previously located at 1855 Piedmont Road, Suite 200, Marietta, Georgia leased for an aggregate of $2,763 per month. Beginning September 1, 2016, we re-located offices located at 3901 Roswell Road, Suite 134, leased for an aggregate of $3,937 per month as of December 31,2016. During 2015, offices located in New York were sublet, resulting in a savings of $21,135 per month. Both the lease and sublease in New York have expired, as of December 31, 2016. We closed the office in Washington D.C., saving $1,280 per month and the Principal Executive office was relocated and downsized with a monthly reduction in rent of $7,146. Beginning November 1, 2015, we subleased an office from a company controlled by our Executive Chairman in Scottsdale, AZ for $500 per month.

The Company’s total rent expense was approximately $109,340 and $314,485 under office leases for the years ended December 31, 2016 and 2015, respectively.

The following is a schedule of future minimum lease payments for all non-cancelable operating leases for each of the next three years ending December 31 and thereafter:

Year ended December 31,
2017	$111,603
2018	105,168
2019	37,719
Total	$254,490

Employment contracts

Our objective is to align the compensation of our senior executives with long term value creation for our stockholders. As such, we use certain performance goals to determine the number of shares that they are eligible to receive each year.

Dr. Carr Bettis. Pursuant to an Executive Employment Agreement dated as of July 1, 2015, Dr. Carr Bettis is employed as our Executive Chairman. The term of the Executive Employment Agreement is one year commencing July 1, 2015, terminable at will by either us or Dr. Bettis and subject to extension upon mutual agreement. He is to receive a base annual compensation of $175,000 during the employment period, paid at the end of every calendar quarter in the form of options to purchase shares of our common stock. The number of options to be issued for each quarterly period will be determined by means of a Black Scholes valuation whereby the number of options issued would have a value at the time of issuance equal to the dollar value of Dr. Bettis’ base salary for each calendar quarter. He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee. Dr. Bettis is also entitled to equity awards under our incentive compensation plans. In November, 2015 the board and Dr. Bettis agreed that Dr. Bettis equity awards would be limited to 750,000 options or warrants per quarter and the balance of his compensation would be paid to Dr. Bettis in a form mutually agreeable to Dr. Bettis and the board. On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Dr. Bettis. The number of shares that vest under the performance options are determined based upon the company’s and Dr. Bettis (as applicable) performance compared to performance goals described below. The compensation committee established a target number of shares of 2,000,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Dr. Bettis, as applicable. Subject to the share price condition, 50% of the target award will be earned by Dr. Bettis at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Dr. Bettis shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company’s actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date.

On December 7, 2016, the Company’s Board of Directors approved an extension to and modification of the existing employment contract with Dr. Carr Bettis, as well as the grant of certain equity awards to Dr. Bettis under the Company’s 2016 Incentive Compensation Plan. To best preserve the Company’s limited cash resources, the Employment Contract provides generally that Dr. Bettis’s base compensation is paid in the form of Restricted Stock Units (RSU’s).

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

The compensation committee established a target number of shares of 2,000,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Mr. Bankofier, as applicable. Subject to the share price condition, 50% of the target award will be earned by Mr. Bankofier at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Mr. Bankofier shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company’s actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date.

On December 7, 2016, the Company’s Board of Directors approved an increase to the base salary of Todd Bankofier, the Company’s Chief Executive Officer. Mr. Bankofier’s base annual salary was increased to $175,000. Mr. Bankofier also received a restricted stock unit award under the 2016 Plan (the “Bankofier RSUs”). The Bankofier RSUs have a seven-year term and represent the right to receive, subject to the terms and upon the conditions of the RSU award, 250,000 shares of the Company’s Common Stock, with such number of units to be reduced by the number of shares, if any, that are awarded to Mr. Bankofier in connection with the Performance Option Unit Agreement granted Mr. Bankofier in January 2016 under the 2016 Plan. The Bankofier RSUs vest under the Award Vesting Conditions.

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

Effective April 24, 2015, our board of directors appointed Sean Bradley to serve as President of our company as well as continuing as Chief Technology Officer and Secretary. Effective May 1, 2015, Mr. Bradley agreed to reduce his annual base salary to $150,000. Effective October 1, 2015 the board and Mr. Bradley agreed that in lieu of cash Mr. Bradley would receive up to $6,250 per quarter in compensation in the form of market value of options or warrants. On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Mr. Bradley. The number of shares that vest under the performance options are determined based upon the company’s and Mr. Bradley’s (as applicable) performance compared to performance goals described below. The compensation committee established a target number of shares of 1,500,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Mr. Bradley, as applicable. Subject to the share price condition, 50% of the target award will be earned by Mr. Bradley at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Mr. Bradley shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company’s actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date.

The Board also approved the grant to Mr. Bradley of a long-term equity component of his compensation in the form of an RSU with a seven-year term representing the right to receive, subject to the terms and upon the conditions of the RSU, 150,000 shares of the Company’s Common Stock. This RSU is also subject to the Award Vesting Conditions.

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

On March 5, 2015, we and Paul Arena entered into a Separation Agreement pursuant to which Mr. Arena resigned as Executive Chairman/Chairman of the Board and a member of our board of directors. Under the Separation Agreement, we and Mr. Arena agreed that, pursuant to his Stock Option Agreement with us, options to purchase 500,000 common shares were vested, options to purchase an additional 500,000 shares (the “Second Tranche”) vested and options to purchase 500,000 shares were forfeited. Fifty percent of the options under the Second Tranche were subject to certain clawback provisions as set forth in the Separation Agreement and were clawed back due to the restatement of financial information for 2014. Additionally, Mr. Arena was granted 500,000 shares of our restricted common stock (the “Restricted Shares”) with 250,000 shares to be deposited in escrow to cover the clawback rights of our company. The Restricted Shares were clawed back due to the restatement of financial information for 2014. The Restricted Shares were being issued to Mr. Arena in lieu of any issuances which may be due him under his Performance Share Unit Agreement. The Restricted Shares and shares issuable pursuant to options described above were subject to a Lock-up/Leakage Agreement under which Mr. Arena is limited to a cap of $50,000 in gross proceeds from the sale of such shares in any month.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2016 and 2015. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2016 and 2015, the Company did not have any derivative instruments that were designated as hedges.

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

Item 8. Financial Statements and Supplementary Data

Our Financial Statements begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or of our Board of Directors; and

3.	provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2016, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

The Company concluded it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Management’s Remediation Initiatives

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this Annual Report.

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information is as of March 25, 2017 with respect to those persons who are serving as our directors and executive officers.

Name	Age	Director/Position
Dr. Carr Bettis	53	Executive Chairman/Chairman of the Board, and Director
Todd Bankofier	56	Chief Executive Officer
Sean Bradley	36	President, Chief Technology Officer, and Secretary
Anthony Coelho	74	Director
Christine Griffin	66	Director
Ernest Purcell	65	Director
Alexandre Zyngier	47	Director

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

Mr. Bankofier served as General Manager of Ensynch, which was at the time one of Arizona’s largest Information Technology services companies. He was President and CEO of the Arizona Technology Council (ATC) from 2002 to 2006. Before joining the ATC, he spent four years as Vice President of National Sales for XO Communications, a national telecommunications company, where he managed a national sales team to four years of record sales growth for that company. Mr. Bankofier also served in Washington, D.C. for four years as a lobbyist for the Department of Energy, and served as Chief of Staff for Maricopa County Supervisor, Jim Bruner. He serves on the Advisory Board of Mutual of Omaha Bank, and he has served on the Arizona Governor’s Council for Innovation and Technology. He received a gubernatorial appointment to the State Board of Education (1998-2002). We believe that Mr. Bankofiers’ extensive experience in leadership roles in technology companies makes him qualified to serve as our Chief Executive Officer.

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

 Mr. Bradley is a former managing member of Bradley Brothers, LLC, an Arizona-based investment company. We believe that Mr. Bradley’s extensive education and background in business and technology make him qualified to serve as our President, Chief Technology Officer and Secretary. In 2003, Mr. Bradley obtained his BA from Arizona International College at the University of Arizona, graduating summa cum laude and with highest academic distinction for all eight undergraduate semesters.

Anthony Coelho. Mr. Coelho has served as a director since June 2014. Mr. Coelho was a member of the U.S. House of Representatives from 1978 to 1989, where he authored the Americans With Disabilities Act (ADA). After leaving Congress, he joined Wertheim Schroder & Company, an investment banking firm in New York and became President and CEO of Wertheim Schroder Financial Services from 1990 to 1995. From 1995 to 1997, he served as Chairman and CEO of an education and training technology company that he established and subsequently sold. In 1998, President Clinton appointed him as the U.S. Commissioner General for the World’s Fair in Lisbon Portugal. He served as general chairman of the presidential campaign of former Vice President Al Gore from April 1999 until June 2000. Since 1997, Mr. Coelho has worked independently as a business and political consultant. Mr. Coelho also served as Chairman of the President’s Committee on Employment of People with Disabilities from 1994 to 2001. He previously served as Chairman of the Board of the Epilepsy Foundation. Mr. Coelho has served on a number of corporate boards. In the last five years he has served on the boards of CepTor Corporation, Cyberonics, Inc., Stem Cell Innovation, Inc., Universal Access Global Holdings, Inc, and since 1991, he has been a member of the board of Service Corporation International, a publicly traded company, and since 2001, he has been a member of the board of Warren Resources, Inc., a publicly traded company. Mr. Coelho earned a Bachelor of Arts degree in Political Science from Loyola Marymount University in 1964. We believe that Mr. Coelho’s political acumen and contacts as well as his extensive executive, financial and business experience makes him qualified to serve as a director.

Christine Griffin. Ms. Griffin has served as a director since November 2015. Since 2013, Christine Griffin has served as the Executive Director of the Disability Law Center, a position that she held previously from 1996 to 2005. Ms. Griffin also served as the Assistant Secretary for Disability Policies and Programs for the Massachusetts Executive Office of Health and Human Services. As such, she was responsible for oversight of the Department of Developmental Services, the Massachusetts Rehabilitation Commission, the Massachusetts Commission for the Blind, the Massachusetts Commission for the Deaf and Hard of Hearing, and the Soldiers’ Homes in Chelsea and Holyoke. Additionally, she had cross-Secretariat responsibility for disability-related policies and programs. Ms. Griffin has an extensive history of work involving disability across public and private sectors. As Deputy Director of the U.S. Office of Personnel Management, she was responsible for federal agencies’ implementation of President Obama’s Executive Order on Increasing Employment of Individuals with Disabilities in the Federal Workforce. Ms. Griffin also planned and implemented the first federal hiring event for people with disabilities and oversaw the creation of a newly established Government-wide Diversity and Inclusion Office. As a Commissioner on the Equal Employment Opportunity Commission, she was responsible for the development of enforcement policies, and she planned and presided over public EEOC hearings and investigations of federal employee complaints. She also established the LEAD (Leadership for Employment of Americans with Disabilities) Initiative, a national outreach and education campaign to address the declining number of federal employees with severe disabilities.

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

Audit Committee

Our board of directors has established an audit committee, which represents and assists the board of directors in fulfilling its oversight responsibility relating to our financial statements and financial reporting process. Our audit committee is currently comprised of Anthony Coehlo, Ernest Purcell and Alexandre Zyngier. Mr. Purcell is the chairman of our audit committee and qualifies as an audit financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K, based on his extensive experience as an investment banker analyzing and evaluating financial statements.

Item 11. Executive Compensation

The table below summarizes the compensation paid to the following persons:

(a) our principal executive officer;

(b)  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2016; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

								Non-Equity		Change in Pension Value and
				Stock		Option/Warrant		Incentive Plan		Nonqualified Deferred	All Other
Name and Principal		Salary	Bonus	Awards		Awards		Compensation		Compensation	Compensation	Total
Position	Year	($)	($)	($)		($)		($)		Earnings	($)	($)
Dr. Carr Bettis	2016	$-	-	72,917	(1)	$178,903	(2)	$14,580	(3)	-	-	$266,400
Executive Chairman,	2015	$-	-	200,000	(4)	$253,563	(5)	$72,944	(6)	-	-	$526,507
Chairman and Director

Todd Bankofier	2016	$139,721	-	-		$24,451	(7)	-		-	-	$164,172
Chief Executive Officer	2015	$18,220	-	-		$14,329	(8)	-		-	-	$32,549

Sean Bradley	2015	$151,202	-	-		$38,752	(9)	-		-	-	$189,954
President, Chief Technology	2015	$143,699	-	-		-		-		-	-	$143,699
Officer, Vice President, Secretary

(1)	Dr. Carr Bettis was granted a restricted stock award with performance based vesting and compensation of $72,917.

(2)	Dr. Carr Bettis was granted 500,000 options on January 4, 2016 with a total market value of $9,018 at grant date, 250,000 warrants on January 5, 2016 with a total market value of $29,876 at grant date; 500,000 warrants on February 29, 2016 with a total market value of $28,058 at grant date; 347,995 warrants on April 15, 2016 with a total market value of $43,750 at grant date; 394,625 warrants on July 15, 2016 with a total market value of $43,750 at grant date; 2,000,000 performance based units on January 1, 2016 with a total market value at grant date of $24,451.

(3)	Dr. Carr Bettis was entitled to $87,497 in compensation for the period July 1 to December 31, 2016. He has been granted restricted stock units with a value of $72,917 for that period. The difference of $14,580 is a liability of the Company.

(4)	Dr. Carr Bettis was granted 1,250,000 shares on June 2, 2015 with a total market value of $200,000 at grant date

(5)	Dr. Carr Bettis was granted 2,000,000 warrants on June 2, 2015 with a total market value of $239,007 and granted 500,000 options and 250,000 options on October 26, 2015 with a market value of $14,556 at grant dates.

(6)	Dr. Carr Bettis was entitled to $87,500 in compensation for the period from July 1 to December 31, 2015. He has been granted options and warrants with a value of $14,666 for that period. The difference of $72,944 is a liability to the Company at December 31, 2015.

(7)	Todd Bankofier was granted 2,000,000 performance based units on January 1, 2016 with a total market value at grant date of $24,451.

(8)	Todd Bankofier, in his capacity as Advisory Board member was granted 150,000 options on June 2, 2015 with a total market value of $14,359 at grant date.

(9)	Sean Bradley was granted 150,000 options on January 4, 2016 with a market value of $2,706 at grant date; 49,715 options on April 15, 2016 with a market value of $6,250 at grant date; 56,375 options on July 15, 2016 with a market value of $6,250 at grant date; 61,599 options on October 15, 2016 with a market value of $5,209 at grant date and performance based units on January 1, 2016, with a total market value of $18,337 at grant date.

Director Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors and have not paid any director’s fees or other cash compensation for services rendered as a director since our inception. Although no director received and or/accrued any compensation specifically related to services as a director, directors may receive options at the discretion of our board of directors or a committee, which may be established in the future. Edward Withrow III, one of our former directors, was granted options to purchase 225,000 shares on December 19, 2012 as remuneration for services not related to his service as a director. The options have an exercise price of $0.25 per share with an aggregate fair market value of $54,903 at grant date. On August 20, 2013, we granted options to purchase 200,000 shares to each of Craig Columbus (a former director of ours), Dr. Carr Bettis and Edward Withrow III (a former director). The options have an exercise price of $0.50 per share and a term of five years with an aggregate fair market of $130,591 at grant date. In connection with the election of Ernest Purcell to our board, Mr. Purcell was granted five year options to purchase up to 250,000 shares of our common stock at an exercise price of $0.40 per share with an aggregate fair market value of $37,805 at grant date.

In connection with the election of Anthony Coelho to our board, Mr. Coelho was granted five-year options to purchase up to 250,000 shares of our common stock at an exercise price of $0.35 per share with an aggregate fair market value of $44,503 at grant date. In connection with the election of Matthew Mellon II (a former director of ours) to our board, Mr. Mellon was granted five-year options to purchase up to 250,000 shares of our common stock at an exercise price of $0.65 per share with an aggregate fair market value of $101,248 at grant date. Mr. Mellon returned these options to our company when he resigned in April 2015.

In June 2015, our board of directors granted to Dr. Carr Bettis in connection with his service as Executive Chairman/Chairman of the Board 1,250,000 shares of our common stock and five-year warrants to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.16 per share with an aggregate fair market value of $328,309 at grant date. In June 2015, our board of directors granted to Ernest Purcell in connection with his service as Chairman of the Audit Committee 800,000 shares of our common stock and five-year warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.16 per share with an aggregate fair market value of $190,608 at grant date.

In October 2015, our board of directors granted to Anthony Coelho and to Ernest Purcell each five-year options to purchase up to 750,000 shares of common stock at exercise price of $0.041, each with an aggregate fair value of $18.952 at grant date. In connection with the election of Alexandre Zyngier to our board, and pursuant to his role as Compensation Committee Chairman, our board granted Mr. Zyngier 750,000 five-year options with an exercise price of $0.041 per share was an aggregate fair value of $18,952 at grant date.

In connection with the election of Christine Griffin to our board, in November 2015, our board granted Ms. Griffin 500,000 five-year options with an exercise $0.049 per share was an aggregate fair value of $15,150 at grant date.

In May 2016, our board of directors granted to Anthony Coelho, Christine Griffin, Alexandre Zyngier and to Ernest Purcell each five-year options to purchase up to 700,000 shares of common stock at exercise price of $0.177, each with an aggregate fair value of $115,212 at grant date. In additional, our board of directors granted Ernest Purcell and Alexandre Zyngier each five-year options to purchase 300,000 shares of common stock at an exercise price of $0.177, each with an aggregate fair value of $49,377 at grant date for service as committee chairs.

Employment Contracts with Executive Officers

Our objective is to align the compensation of our senior executives with long term value creation for our stockholders. As such, we use certain performance goals to determine the number of shares that they are eligible to receive each year.

Dr. Carr Bettis. Pursuant to an Executive Employment Agreement dated as of July 1, 2015, Dr. Carr Bettis is employed as our Executive Chairman. The term of the Executive Employment Agreement is one year commencing July 1, 2015, terminable at will by either us or Dr. Bettis and subject to extension upon mutual agreement. He is to receive a base annual compensation of $175,000 during the employment period, paid at the end of every calendar quarter in the form of options to purchase shares of our common stock. The number of options to be issued for each quarterly period will be determined by means of a Black Scholes valuation whereby the number of options issued would have a value at the time of issuance equal to the dollar value of Dr. Bettis’ base salary for each calendar quarter. He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee. Dr. Bettis is also entitled to equity awards under our incentive compensation plans. In November, 2015 the board and Dr. Bettis agreed that Dr. Bettis equity awards would be limited to 750,000 options or warrants per quarter and the balance of his compensation would be paid to Dr. Bettis in a form mutually agreeable to Dr. Bettis and the board. On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Dr. Bettis. The number of shares that vest under the performance options are determined based upon the company’s and Dr. Bettis (as applicable) performance compared to performance goals described below.

The compensation committee established a target number of shares of 2,000,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Dr. Bettis, as applicable. Subject to the share price condition, 50% of the target award will be earned by Dr. Bettis at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Dr. Bettis shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company’s actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date.

On December 7, 2016, the Company’s Board of Directors approved an extension to and modification of the existing employment contract with Dr. Carr Bettis, as well as the grant of certain equity awards to Dr. Bettis under the Company’s 2016 Incentive Compensation Plan. To best preserve the Company’s limited cash resources, the Employment Contract provides generally that Dr. Bettis’s base compensation is paid in the form of Restricted Stock Units (RSU’s).

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

Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Mr. Bankofier shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company’s actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period.

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

On December 7, 2016, the Company’s Board of Directors approved an increase to the base salary of Todd Bankofier, the Company’s Chief Executive Officer. Mr. Bankofier’s base annual salary was increased to $175,000. Mr. Bankofier also received a restricted stock unit award under the 2016 Plan (the “Bankofier RSUs”). The Bankofier RSUs have a seven-year term and represent the right to receive, subject to the terms and upon the conditions of the RSU award, 250,000 shares of the Company’s Common Stock, with such number of units to be reduced by the number of shares, if any, that are awarded to Mr. Bankofier in connection with the Performance Option Unit Agreement granted Mr. Bankofier in January 2016 under the 2016 Plan. The Bankofier RSUs vest under the Award Vesting Conditions.

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

The compensation committee established a target number of shares of 1,500,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Mr. Bradley, as applicable. Subject to the share price condition, 50% of the target award will be earned by Mr. Bradley at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Mr. Bradley shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company’s actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date.

The Board also approved the grant to Mr. Bradley of a long-term equity component of his compensation in the form of an RSU with a seven-year term representing the right to receive, subject to the terms and upon the conditions of the RSU, 150,000 shares of the Company’s Common Stock. This RSU is also subject to the Award Vesting Conditions.

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

On March 5, 2015, we and Paul Arena entered into a Separation Agreement pursuant to which Mr. Arena resigned as Executive Chairman/Chairman of the Board and a member of our board of directors. Under the Separation Agreement, we and Mr. Arena agreed that, pursuant to his Stock Option Agreement with us, options to purchase 500,000 common shares were vested, options to purchase an additional 500,000 shares (the “Second Tranche”) vested and options to purchase 500,000 shares were forfeited. Fifty percent of the options under the Second Tranche were subject to certain clawback provisions as set forth in the Separation Agreement and were clawed back due to the restatement of financial information for 2014. Additionally, Mr. Arena was granted 500,000 shares of our restricted common stock (the “Restricted Shares”) with 250,000 shares to be deposited in escrow to cover the clawback rights of our company. The Restricted Shares were clawed back due to the restatement of financial information for 2014. The Restricted Shares were being issued to Mr. Arena in lieu of any issuances which may be due him under his Performance Share Unit Agreement. The Restricted Shares and shares issuable pursuant to options described above were subject to a Lock-up/Leakage Agreement under which Mr. Arena is limited to a cap of $50,000 in gross proceeds from the sale of such shares in any month.

Also on March 5, 2015, we and AIM Group, Inc. (“AIM”), a corporation wholly owned by Mr. Arena, entered into a Consulting Agreement (the “Consulting Agreement”) pursuant to which AIM, through Mr. Arena, is to provide certain consulting services to us for a period of one year. Under the Consulting Agreement, AIM received a one-time net payment of $267,000.

AudioEye, Inc. 2012 Incentive Compensation Plan, AudioEye, Inc. 2013 Incentive Compensation Plan, AudioEye, Inc. 2014 Incentive Compensation Plan, AudioEye, Inc. 2015 Incentive Compensation Plan, and AudioEye, Inc. 2016 Incentive Compensation Plan

On December 19, 2012, our board of directors and holders of a majority of our outstanding shares of common stock adopted and approved the AudioEye, Inc. 2012 Incentive Compensation Plan (the “2012 Plan”); on August 20, 2013, our board of directors and holders of a majority of our outstanding shares of common stock adopted and approved the AudioEye, Inc. 2013 Incentive Compensation Plan (the “2013 Plan”); on January 27, 2014, our board of directors adopted and approved and on March 5, 2014 holders of a majority of our outstanding shares of common stock adopted and approved the AudioEye, Inc. 2014 Incentive Compensation Plan (the “2014 Plan”); and on September 5, 2014, our board of directors adopted and approved and, on September 10, 2014, holders of a majority of our outstanding shares of common stock adopted and approved the AudioEye, Inc. 2015 Incentive Compensation Plan (the “2015 Plan”, and together with the 2014 Plan, 2013 Plan and the 2012 Plan, the “Plans”). Our board of directors has approved a 2016 Incentive Compensation Plan that is still subject to approval by the majority of shareholders. The purpose of the Plans is to assist us in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors, consultants and other persons who provide services to us. The following summary of the Plans is qualified in its entirety by the specific language of the Plans.

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

INCENTIVE COMPENSATION PLAN

Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to each of our named executive officers at December 31, 2016.

				All Other
		Estimated	All Other	Option/Warrant
		Future	Stock	Awards:
		Payments	Awards:	Number of
		under Equity	Number of	Shares	Exercise Price	Grant Date Fair
		Incentive	Shares of	Underlying	of Option	Value of Stock
		Plan Awards	Stock or	Options	Awards	and Option
Name	Grant Date	(1) Target ($)	Units (#)	(#)(1)	($/Share)	Awards ($)(2)

Dr. Carr Bettis	1/4/2016	-	2,000,000	-	$0.15	$29,500
	1/4/2016	-	-	500,000	$0.038	$9,018
	1/15/2016	-	-	250,000	$0.038	$29,876
	2/29/2016			500,000	$0.077	$28,058
	4/15/2016			347,995	$0.179	$43,750
	7/15/2016	-	-	394,625	$0.156	$43,750

Todd Bankofier	1/4/2016	-	2000,000	-	$0.15	$29,500

Sean Bradley	1/4/2016	-	1,500,000	-	$0.15	$22,129
	1/4/2016			150,000	$0.038	$2,706
	4/15/2016			49,715	$0.179	$6,250
	7/15/2016			56,375	$0.156	$6,250
	10/15/2016			61,599	$0.125	$5,209

(1)	The amounts in the column under “Grant Date Fair Value of Option Awards” represent the fair value of the awards on the date of grant, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation.

Outstanding Equity Awards

The following table sets forth certain information concerning unexercised stock options for each of our named executive officers at December 31, 2016:

	Number of		Number of				Number of
	securities		securities				shares or	Market value
	underlying		underlying		Option/		units of	of shares or
	unexercised		unexercised		Warrant	Option/Warrant	stock that	units of stock
Named Executive	options/warrants (#)		options/warrants (#)		Exercise	Expiration	have not	that have not
Officer	Exercisable		Unexercisable		Price ($)	Date	vested (#)	vested ($)
Dr. Carr Bettis	200,000	(1)	-		$0.5	8/20/2018	-	-
	215,625	(1)	84,375		$0.45	3/24/2019
	500,000	(2)	-		$0.041	1/15/2019	-	-
	-	(3)	2,000,000		$0.038	1/15/2021	-	-
	750,000	(4)			$0.041	10/26/2018	-	-
	46,875	(5)		-	$0.60	12/31/2019	-	-
	2,000,000	(6)	-		$0.16	6/2/2020	-	-
	250,000	(7)	-		$0.038	2/14/2019	-	-
	500,000	(8)	-		$0.077	2/28/2019	-	-
	347,995	(9)	-		$0.179	4/14/2019	-	-
	394,625	(10)	-		$0.156	7/15/2019	-	-

Todd Bankofier	150,000	(11)	-		$0.016	6/2/2018	-	-
	-		2,000,000		$0.038	1/15/2021	-	-

Sean Bradley	93,750			-	$0.25	12/19/17
	150,000	(12)	-		$0.038	1/15/2019	-	-
	-	(13)	1,500,000		$0.038	1/15/2021	-	-
	49,715	(14)	-		$0.179	4/15/2019	-	-
	56,375	(15)	-		$0.156	7/15/2019	-	-
	61,599	(16)	-		$0.125	10/15/2019	-	-
	1,471,091	(17)	-		$0.25	3/19/2018	-	-
	20,833	(18)	-		$0.25	3/31/2018	-	-
	3,200	(19)	-		$0.40	11/12/2018	-	-

1.	Dr. Carr Bettis was granted 200,000 options on August 20, 2013 and 300,000 options on March 24, 2014 as an independent director.

2.	Dr. Carr Bettis was granted 500,000 options on January 15, 2016 pursuant to his July 1, 2015 employment agreement.

3.	Dr. Carr Bettis was granted 2,000,000 options on January 15, 2016 pursuant to his July 1, 2015 employment agreement.

4.	Dr. Carr Bettis was granted 500,000 options and 250,000 warrants on October 26, 2016 pursuant to his July 1, 2015 employment agreement.

5.	Dr. Carr Bettis was granted 46,875 warrants on December 31, 2014 as part of his participation in a private placement.

6.	Dr. Carr Bettis was granted 2,000,000 warrants on June 2, 2015 in his capacity as Executive Chairman before his employment agreement.

7.	Dr. Carr Bettis was granted 250,000 warrants on January 15, 2016 pursuant to his July 1, 2015 employment agreement.

8.	Dr. Carr Bettis was granted 500,000 warrants on February 29, 2016 pursuant to his July 1, 2015 employment agreement.

9.	Dr. Carr Bettis was granted 347,995 warrants on April 15, 2016 pursuant to his July 1, 2015 employment agreement.

10.	Dr. Carr Bettis was granted 394,625 warrants on July 15, 2016 pursuant to his July 1, 2015 employment agreement.

11.	Todd Bankofier was granted 150,000 options on June 2, 2015 in his capacity as advisory board member.

12.	Mr. Sean Bradley was granted 150,000 options on January 15, 2016 pursuant to his July 1, 2015 employment agreement.

13.	Mr. Sean Bradley was granted 2,000,000 options on January 15, 2016 pursuant to his July 1, 2015 employment agreement.

14.	Mr. Sean Bradley was granted 49,715 options on April 15, 2016 pursuant to his July 1, 2015 employment agreement.

15.	Mr. Sean Bradley was granted 56,375 options on July 15, 2016 pursuant to his July 1, 2015 employment agreement.

16.	Mr. Sean Bradley was granted 61,599 options on October 15, 2016 pursuant to his July 1, 2015 employment agreement.

17.	Warrants to purchase up to an aggregate of 1,471,091 shares of common stock were issued to Sean Bradley as the related party payables forgiven.

18.	Warrants to purchase up to 20,833 shares of common stock were granted to Sean Bradley in consideration for the release of related party payables.

19.	Warrants to purchase up to 3,200 shares of common stock were granted to Sean Bradley in consideration for the release of related party payables.

Change in Control

There are no arrangements currently in effect, which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The following table gives the information about common stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2016:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	30,283,827	$0.25	4,716,173

Total	30,283,827	-	4,716,173

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2017 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3(d) promulgated by the Securities Exchange Act pursuant to which a person is deemed to have beneficial ownership of any shares of common stock that such stockholder has the right to acquire within 60 days of March 25, 2017. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares, subject to community property laws where applicable. The inclusion of any securities in the following table does not constitute an admission of beneficial ownership by the persons named below.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Owned (1)(2)

5% Owners
David Moradi (3)	11,163,240	(4)	9.99%

Nathan Bradley (5)	11,853,091	(6)	10.40%

Martin Shkreli (7)	9,066,692	(8)	7.74%

KTK Capital Inc. (9)	13,238,005	(10)	11.26%

Officers and Directors
Dr. Carr Bettis (11)	19,610,335	(12)	16.22%

Todd Bankofier	627,142	(13)	*

Sean Bradley	7,330,756	(14)	6.44%

Anthony Coelho	1,575,000	(15)	1.39%

Christine Griffin	1,025,000	(16)	*

Ernest Purcell (17)	10,790,321	(18)	9.34%

Alexandre Zyngier (19)	4,001,142	(20)	3.49%

All directors and executive officers as a group (7 persons)	44,959,696		34.77%

* Less than 1%

Unless otherwise indicated, the business address of each of the individuals is 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 25, 2017, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	These percentages have been calculated based on 111,744,142 shares of common stock outstanding as of March 25, 2017.

(3)	Mr. Moradi’s business address is c/o Anthion Management LLC, 379 West Broadway, New York, New York 10012.

(4)	Comprised of (i) 3,639,113 shares of common stock, warrants to purchase 2,939,583 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017, the terms of which such warrants include a “blocker” provision that restricts conversion to the extent the securities beneficially owned by the selling stockholder and its affiliates would represent beneficial ownership in excess of 9.99% of shares of our common stock outstanding immediately after giving effect to such conversion, and 3,123,584 shares of common stock issuable upon conversion of 50,000 shares of Series A Preferred Stock; and (ii) 1,592,571 shares of common stock and warrants to purchase 33,103,310 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017, the terms of which such warrants include a “blocker” provision that restricts conversion to the extent the securities beneficially owned by the selling stockholder and its affiliates would represent beneficial ownership in excess of 9.99% of shares of our common stock outstanding immediately after giving effect to such conversion, held by Anthion Partners II, LLC, an entity for which Mr. Moradi is deemed the beneficial owner.

(5)	Former director and executive of the Company, Nathan Bradley’s business address is 504 W. 29th Street Tucson, AZ 85713.

(6)	Comprised of (i) 249,075 shares of common stock and warrants to purchase 1,724,555 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017; (ii) 6,694,700 shares of common stock and warrants to purchase 946,667 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017 held by Bradley Brothers LLC, an entity for which Mr. Bradley is deemed the beneficial owner; (iii) 1,211,764 shares of common stock held by Bradley Lecrone Investment Group LP, an entity for which Mr. Bradley is deemed the beneficial owner; (iv) 32,900 shares of common stock held by Nathan Bradley IRA, an entity for which Mr. Bradley is deemed the beneficial owner; and (v) 993,430 shares of common stock held by Lecrone Bradley Asset Holdings LP, an entity deemed for which Mr. Bradley is deemed the beneficial owner.

(7)	Mr. Shrkeli’s business address is 245 E. 40th Street, Apt 18H, New York, NY 10016.

(8)	Comprised of 3,614,983 shares of common stock, warrants to purchase 2,328,125 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017 and 3,123,584 shares of common stock issuable upon conversion of 50,000 shares of Series A Preferred Stock.

(9)	KTK Capital’s business address is 100 South Pointe Drive #1501, Miami Beach, FL 33139.

(10)	Comprised of (i) 5,861,349 shares of common stock, warrants to purchase 2,234,375 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017 and 624,717 shares of common stock issuable upon conversion of 10,000 shares of Series A Preferred Stock; and (ii) 4,517,564 shares of common stock held by Keith Kosow, an entity for which KTK Capital is deemed the beneficial owner.

(11)	Dr. Bettis business address is c/o Fathom Lab LLC, 16211 N. Scottsdale Rd, Suite A6A-628, Scottsdale, AZ 85254.

(12)	Comprised of (i) 1,250,000 shares of common stock, options to purchase 1,431,250 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2016 and warrants to purchase 3,742,620 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017; (ii) 11,408,070 shares of common stock and warrants to purchase 292,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017 held by CSB IV US Holdings LLC, an entity for which Mr. Bettis is deemed the beneficial owner; (iii) 115,000 shares of common stock held by Carr Bettis IRA, an entity for which Mr. Bettis is deemed the beneficial owner; and (iv) 699,803 shares of common stock, warrants to purchase 46,875 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017 and 624,717 shares of common stock issuable upon conversion of 10,000 shares of Series A Preferred Stock and accrued dividends held by J. Carr & Stephanie V. Bettis Revocable Trust, Dated 1/1/03, an entity for which Mr. Bettis is deemed the beneficial owner

(13)	Comprised of 228,571 shares of common stock, options to purchase 150,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017 and warrants to purchase 20,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017.

(14)	Comprised of (i) 169,587 shares of common stock, options to purchase 411,439 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017, warrants to purchase 1,495,124 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017 and 256,571 shares of common stock issuable upon conversion of 4,107 shares of Series A Preferred Stock; and (ii) 4,998,035 shares of common stock held by Banyon Tree LLC, an entity for which Mr. Bradley is deemed the beneficial owner.

(15)	Consists of 50,000 shares of common stock and options to purchase 1,525,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017.

(16)	Consists of vested stock options to purchase up to 1,025,000 shares.

(17)	Mr. Purcell’s business address is c/o Houlihan Lokey, Inc., 1395 Brickell Avenue, Suite 1130, Miami, FL 33131.

(18)	Comprised of (i) 4,885,603 shares of common stock, options to purchase 2,000,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017, warrants to purchase 1,180,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017 and 624,717 shares of common stock issuable upon conversion of 10,000 shares of Series A Preferred Stock; and (ii) 2,100,001 shares of common stock held by Ernest W. Purcell & Anne M. Purcell JTTENN, an entity for which Mr. Purcell is deemed the beneficial owner.

(19)	Mr. Zyngier’s business address is 475 Park Avenue South, Floor 12, New York, NY 10016.

(20)	Comprised of (i) options to purchase 1,750,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017; and (ii) 1,251,142 shares of common stock and warrants to purchase 1,000,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2017 held by Equity Trust Custodian, FBO Alexandre Zyngier IRA, an entity for which Mr. Zyngier is deemed the beneficial owner.

Item 13. Certain Relationships and Related Transactions and Director Independence

Dr. Carr Bettis, Executive Chairman and Chairman of Board of Directors

As of December 31, 2016 and 2015, the Company owed Dr. Bettis $20,575 and $72,944, respectively, in accrued salary. In addition, AudioEye sub-leases an office for the Company’s CEO Todd Bankofier from Verus Analytics, Inc, a company in which Dr. Bettis has a controlling interest. The sub-lease amount is $500 per month totaling $6,000 and $1,000 in 2016 and 2015, respectively. The amount of $0 and $1,000 in rent payable is included within accounts payable within the balance sheet as of December 31, 2016 and 2015, respectively. At December 31, 2016, there was an estimated $8,000 was due and accrued to Dr. Bettis for unreimbursed travel related expenses.

On January 4, 2016, the Company issued to 500,000 options, which vest immediately, have an exercise price of $0.038, and expire January 4, 2019, to Dr. Bettis for services.

On January 15, 2016, the Company granted to Dr. Bettis 2,000,000 performance options to acquire shares of the Company’s common stock at an exercise price of $0.038 per share with a term of five years. Vesting shall only occur if the closing share price of the Company’s common stock on each of the 20 trading days before and including the end of any performance period is not less than $0.20 per share (market condition) and include performance conditions (as defined) with both conditions (market and performance) to be met before vesting. All determinations of whether performance goals have been achieved, the number of vested performance options earned by Dr. Bettis, and all other matters related to the award of performance options shall be made by the compensation committee of the Company’s board of directors in its sole discretion.

In December 7, 2016, the Company granted Dr. Bettis 602,620 RSUs for accrued and unpaid compensation for the period from July 1, 2016 through November 30, 2016 in the amount of $72,917 The RSUs vest upon the satisfaction of both of the following conditions: (i) Officer remains in service to the Company continuously through and until June 30, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award.

On December 7, 2016, the Company granted to Dr. Bettis 250,000 RSUs with a seven-year term representing the right to receive, subject to the terms and upon the conditions of the RSU, 250,000 shares of the Company’s common stock, with such number of shares to be reduced by the number of shares, if any, that are awarded to Dr. Bettis in connection with the Performance Option Unit Agreement granted Dr. Bettis in January 2016 under the 2016 Plan. These RSU is also subject the following conditions: (i) Dr. Bettis remains in service to the Company continuously through and until June 30, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award.

Sean Bradley, President, Chief Technology Officer, and Secretary

As of December 31, 2016 and 2015, the Company owed Sean Bradley $3,543 and 6,250, respectively, in accrued salary.

On January 15, 2016, the Company granted to Mr. Bradley 1,500,000 performance options to acquire shares of the Company’s common stock at an exercise price of $0.038 per share with a term of five years. Vesting shall only occur if the closing share price of the Company’s common stock on each of the 20 trading days before and including the end of any performance period is not less than $0.20 per share (market condition) and include performance conditions (as defined) with both conditions (market and performance) to be met before vesting. All determinations of whether performance goals have been achieved, the number of vested performance options earned by Mr. Bradley, and all other matters related to the award of performance options shall be made by the compensation committee of the Company’s board of directors in its sole discretion.

On December 7, 2016, the Company granted to Mr. Bradley 150,000 RSUs with a seven-year term representing the right to receive, subject to the terms and upon the conditions of the RSU, 250,000 shares of the Company’s common stock. These RSU is also subject the following conditions: (i) Mr. Bradley remains in service to the Company continuously through and until June 30, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award.

Todd Bankofier, Chief Executive Officer

On January 15, 2016, the Company granted to Mr. Bankofier 2,000,000 performance options to acquire shares of the Company’s common stock at an exercise price of $0.038 per share with a term of five years. Vesting shall only occur if the closing share price of the Company’s common stock on each of the 20 trading days before and including the end of any performance period is not less than $0.20 per share (market condition) and include performance conditions (as defined) with both conditions (market and performance) to be met before vesting. All determinations of whether performance goals have been achieved, the number of vested performance options earned by Mr. Bankofier, and all other matters related to the award of performance options shall be made by the compensation committee of the Company’s board of directors in its sole discretion.

On December 7, 2016, the Company granted to Mr. Bankofier 250,000 RSUs with a seven-year term representing the right to receive, subject to the terms and upon the conditions of the RSU, 250,000 shares of the Company’s common stock. These RSU is also subject the following conditions: (i) Mr. Bankofier remains in service to the Company continuously through and until June 30, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award.

Anthony Coelho, member of the Company’s Board of Directors

On May 12, 2016, the Company granted 700,000 options to the Mr. Coelho, which vest 50% immediately and 50% vesting quarterly over 12 months, have an exercise price of $0.177, and expire on May 12, 2021, for services.

Christine Griffin, member of the Company’s Board of Directors

On May 12, 2016, the Company granted 700,000 options to the Ms. Griffin, which vest 50% immediately and 50% vesting quarterly over 12 months, have an exercise price of $0.177, and expire on May 12, 2021, for services.

Ernest W. Purcell, member of the Company’s Board of Directors

On May 12, 2016, the Company granted 1,000,000 options to the Mr. Purcell, which vest 50% immediately and 50% vesting quarterly over 12 months, have an exercise price of $0.177, and expire on May 12, 2021, for services.

On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Mr. Purcell. The compensation committee established a target number of shares of 1,000,000 options whereby to each option will vest only upon satisfaction of a share price condition that the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). At the end of the performance period (December 31, 2016), the share price condition has not been achieved and the 1,000,000 options issued were forfeited.

Tyler D D’Amore, relative of Dr. Carr Bettis

On December 2, 2016, the Company issued 64,760 options to Mr. D’Amore, which vest 50% from January 1, 2017 through December 1, 2017; 25% from January 1, 2018 through December 1, 2018 and 25% from January 1, 2019 through December 1, 2019, have an exercise price of $0.121, and expire on December 2, 2021, for services.

Leland Bettis, relative of Dr. Carr Bettis

On December 2, 2016, the Company issued 43,125 options to Mr. Bettis, which vest 50% from January 1, 2017 through December 1, 2017; 25% from January 1, 2018 through December 1, 2018 and 25% from January 1, 2019 through December 1, 2019, have an exercise price of $0.121, and expire on December 2, 2021, for services.

David Moradi

As of December 31, 2015 the Company owed David Moradi $70,000 in principal and $4,280 in accrued interest. During the year ended December 31, 2016, Mr. Moradi was paid in full. During the year ended December 31, 2016, the Company incurred a total of $44,912 legal expenses for services provided on corporate general matters by Anthion Management LLC, an entity affiliated with David Moradi.

Conversion of convertible notes payable

On April 18, 2016, the Company issued 2,506,849 shares of its common stock in settlement of an outstanding convertible note payable, issued in October 2015, for $200,000 and accrued interest $10,575 to KTK Capital, Inc., a material shareholder on a fully diluted basis.

On April 18, 2016, the Company issued 1,251,142 shares of its common stock in settlement of an outstanding convertible note payable, issued in October 2015, for $100,000 and accrued interest $5,096 to Equity Trust Custodian, FBO Alexandre Zynier IRA, an entity under the control of Alexandre Zynier, a member of the Company’s board of directors.

On April 18, 2016, the Company issued an aggregate of 18,353,310 warrants to purchase the Company’s common stock at $0.175 per share with a term of five years in settlement of convertible notes payable, issued in October 2015, in aggregate of $1,475,000 and accrued interest of $66,678 to Anthion Partners and Anthion Partners II LLC; entities under common control with David Moradi.

Sales of common stock

In 2016, the Company sold to CSB IV Holdings, a company under the control of Carr Bettis, an aggregate of 2,607,143 shares of the Company’s common stock and warrants to acquire 292,000 shares of the Company’s common stock with a term of five years, an exercise price of $0.25 per share and is subject to anti-dilution protection, as defined, for net proceeds of $365,000.

In 2016, the Company sold to Ernest Purcell, a member of the Company’s Board of Directors, 1,607,137 shares of the Company’s common stock and warrants to acquire 180,000 shares of the Company’s common stock with a term of five years, an exercise price of $0.25 per share and is subject to anti-dilution protection, as defined, for net proceeds of $225,000.

In 2016, the Company sold to Todd Bankofier, the Company’s Chief Executive Officer, 178,571 shares of the Company’s common stock and warrants to acquire 20,000 shares of the Company’s common stock with a term of five years, an exercise price of $0.25 per share and is subject to anti-dilution protection, as defined, for net proceeds of $25,000.

In 2016, the Company sold to Anthon Capital Management, an entity under the control of David Moradi, 892,857 shares of the Company’s common stock and warrants to acquire 100,000 shares of the Company’s common stock with a term of five years, an exercise price of $0.25 per share and is subject to anti-dilution protection, as defined, for net proceeds of $125,000.

Other

The Company holds 60,000 shares in Peartrack Security Systems, formerly Ecologic Transportation, as of December 31, 2014 resulting from the conversion of a $60,000 accounts receivable balance in 2014. Peartrack Security Systems is an entity whose Executive Chairman was former Company director, Edward Withrow III. In 2014, the Company invested $50,000 in Cannonball Red in return for 97,500 shares held as of December 31, 2014. Former CEO, Chief Innovation Officer and director Nathan Bradley had a material interest in Cannonball Red at the time of the transaction. At December 31, 2016, the Company recorded an impairment of $50,000 relating to the 97,500 shares of Cannonball Red to a net carrying value of $0.

In summary, as of December 31, 2016 and 2015, the total balances of related party payables were $32,118 and $153,474 (see Note 9), respectively.

Other than employment agreements with our executive officers and other payments made to our executive officers, all as described above under the section entitled “Management - Executive Compensation,” and compensation paid to our directors as described above under the section entitled “Management - Director Compensation,” the following Directors are independent:

•	Anthony Coelho

•	Christine Griffin

•	Ernest Purcell

•	Alexandre Zyngier

Item 14: Principal Accounting Fees and Services

The firm of MaloneBailey, LLP acts as our independent registered public accounting firm. The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2016 and for fiscal year ended December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our financial reports on Form S-1, Form 10-Qs in the future and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31,	December 31,
	2016	2015
Audit Fees	$53,000	$98,647
All Other Fees	$3,000	$272,783
Total	$56,000	$371,430

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	The following documents are filed as part of this report:

(1)	Financial Statements — See Index to Consolidated Financial Statements on page F-1 below and the financial pages that follow.

(2)	Financial Statements Schedules — Schedule II - Valuation and Qualifying Accounts. All schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes thereto.

(3)	Exhibits — The following exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

Exhibit No.	Description
3.1	Certificate of Incorporation of AudioEye, Inc. (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc. (1)

3.3	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc. (2)

3.4	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc. (12)

3.5	By-laws of AudioEye, Inc. (1)

4.1	Form of Warrant (9)

4.2	Form of Warrant (9)

4.3	Form of Warrant (13)

4.4	Form of Warrant (14)

4.4	Certificate of Designations — Series A Convertible Preferred Stock (17)

4.5	Form of Secured Convertible Promissory Note (19)

4.6	Form of Warrant (19)

4.7	Form of Warrant (20)

4.8	Form of Omnibus Amendment to Secured Convertible Promissory Notes (20)

4.9	Form of First Amendment to Common Stock Warrant (20)

5.0	Form of Warrant (21)

5.1	Form of Common Stock and Warrant Purchase Agreement (21)

10.1	Master Agreement dated as of September 22, 2011 between CMG Holdings Group, Inc. and AudioEye Acquisition Corporation (1)

10.2	Form of Services Agreement between CMG Holdings Group, Inc. and AudioEye, Inc. (1)

10.3	Termination and Release Agreement dated October 24, 2011 between Maryland Technology Development Corp. and AudioEye, Inc. (3)

10.4	Promissory Note dated October 24, 2011 between Maryland Technology Development Corp. and AudioEye, Inc. (4)

10.5	AudioEye, Inc. 2012 Incentive Compensation Plan effective December 19, 2012 (4)

10.6	AudioEye, Inc. 2013 Incentive Compensation Plan effective August 20, 2013 (8)

10.7	Agreement and Plan of Merger dated as of March 22, 2013 between AudioEye, Inc. and AudioEye Acquisition Corporation (5)

10.8	Executive Employment Agreement dated August 7, 2013 between Nathaniel Bradley and AudioEye, Inc. (7)

10.9	Executive Employment Agreement dated August 7, 2013 between Sean Bradley and AudioEye, Inc. (7)

10.10	Executive Employment Agreement dated August 7, 2013 between James Crawford and AudioEye, Inc. (7)

10.11	Executive Employment Agreement dated August 7, 2013 between Edward O’Donnell and AudioEye, Inc. (7)

10.12	Executive Employment Agreement dated August 7, 2013 between Constantine Potamianos and AudioEye, Inc. (7)

10.13	Performance Share Unit Agreement dated August 7, 2013 between Nathaniel Bradley and AudioEye, Inc. (7)

10.14	Performance Share Unit Agreement dated August 7, 2013 between Sean Bradley and AudioEye, Inc. (7)

10.15	Performance Share Unit Agreement dated August 7, 2013 between James Crawford and AudioEye, Inc. (7)

10.16	Registration Rights Agreement dated as of November 13, 2013 by and among the Company and the investors identified on the signature pages thereto (First Private Placement) (9)

10.17	Registration Rights Agreement dated as of December 23, 2013 by and among the Company and the investors identified on the signature pages thereto (Second Private Placement) (9)

10.18	Executive Employment Agreement dated January 27, 2014 between Paul Arena and AudioEye, Inc. (10)

10.19	Performance Share Unit Agreement dated January 27, 2014 between Paul Arena and AudioEye, Inc. (10)

10.20	AudioEye, Inc. 2014 Incentive Compensation Plan effective January 27, 2014 (11)

10.21	AudioEye, Inc. 2015 Incentive Compensation Plan effective September 5, 2014 (13)

10.22	Separation and Release Agreement dated March 5, 2015 between Paul Arena and AudioEye, Inc. (15)

10.23	Consulting Agreement dated March 5, 2015 between AIM Group, Inc. and AudioEye, Inc. (15)

10.24	Separation and Release Agreement dated March 29, 2015 between Edward O’Donnell and AudioEye, Inc. (16)

10.25	Executive Employment Agreement dated July 1,2015 between Dr. Carr Bettis and AudioEye, Inc. (18)

10.26	Note and Warrant Purchase Agreement dated October 9, 2015 between investors and AudioEye, Inc. (19)

10.27	Security Agreement dated October 9, 2015 between investors and AudioEye, Inc. (19)

10.28	Common Stock and Warrant Purchase Agreement dated April 18, 2016 between investors and AudioEye, Inc. (20)

10.29	First Amendment to Note and Warrant Purchase Agreement dated April 18, 2016 between investors and AudioEye, Inc. (20)

14.1	Code of Ethics (6)

21.1*	Subsidiaries of AudioEye, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	Incorporated by reference to Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 21, 2011.

(2)	Incorporated by reference to Form S-1/A, filed with the SEC on October 1, 2012.

(3)	Incorporated by reference to Form S-1/A, filed with the SEC on February 10, 2012.

(4)	Incorporated by reference to Form S-1/A, filed with the SEC on January 11, 2013.

(5)	Incorporated by reference to Form 8-K, filed with the SEC on March 27, 2013.

(6)	Incorporated by reference to Form 10-K, filed with the SEC on April 15, 2013.

(7)	Incorporated by reference to Form 10-Q, filed with the SEC on August 9, 2013.

(8)	Incorporated by reference to Form S-8, filed with the SEC on August 28, 2013.

(9)	Incorporated by reference to Form 8-K, filed with the SEC on December 26, 2013.

(10)	Incorporated by reference to Form 8-K, filed with the SEC on January 30, 2014.

(11)	Incorporated by reference to Form S-1/A, filed with the SEC on February 4, 2014.

(12)	Incorporated by reference to Form 10-K, filed with the SEC on March 31, 2014.

(13)	Incorporated by reference to Form 10-Q, filed with the SEC on November 7, 2014.

(14)	Incorporated by reference to Form 8-K, filed with the SEC on January 7, 2015.

(15)	Incorporated by reference to Form 8-K, filed with the SEC on March 6, 2015.

(16)	Incorporated by reference to Form 8-K, filed with the SEC on April 1, 2015.

(17)	Incorporated by reference to Form 8-K, filed with the SEC on May 7, 2015.

(18)	Incorporated by reference to Form 8-K, filed with the SEC on July 8, 2015

(19)	Incorporated by reference to Form 8-K, filed with the SEC on October 16, 2015

(20)	Incorporated by reference to Form 8-K, filed with the SEC on April 19, 2016

(21)	Incorporated by reference to Form 8-K, filed with the SEC on December 22, 2016

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2017.

AUDIOEYE, INC.

By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

By:	/s/ Todd Bankofier
Todd Bankofier
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Carr Bettis	Executive Chairman/Chairman of the Board and Director	March 30, 2017
Dr. Carr Bettis

/s/ Todd Bankofier	Chief Executive Officer	March 30, 2017
Todd Bankofier

/s/ Sean Bradley	President, Chief Technology Officer, President, and Secretary	March 30, 2017
Sean Bradley

/s/ Anthony Coelho	Director	March 30, 2017
Anthony Coelho

/s/ Christine Griffin	Director	March 30, 2017
Christine Griffin

/s/ Ernest Purcell	Director	March 30, 2017
Ernest Purcell

/s/ Alexandre Zyngier	Director	March 30, 2017
Alexandre Zyngier

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDIOEYE, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

AudioEye, Inc.

Tucson, Arizona

We have audited the accompanying consolidated balance sheets of AudioEye, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AudioEye, Inc. and its subsidiary as of December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has a working capital deficit and has incurred losses from operations and net cash used in operating activities since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this mater are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 30, 2017

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS
Current assets:
Cash	$1,409,418	$1,687,257
Accounts receivable, net	44,645	22,741
Marketable securities, held in related party	1,200	3,600
Non-marketable securities, held in related party	-	50,000
Prepaid expenses and other current assets	19,560	41,388
Total current assets	1,474,823	1,804,986

Intangible assets, net	2,313,249	2,840,856
Goodwill	700,528	700,528

Total assets	$4,488,600	$5,346,370

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$245,677	$213,620
Notes and loans payable, current	23,800	24,000
Related party payables	32,118	153,474
Derivative liabilities	3,478,626	439,361
Deferred rent	207	-
Deferred revenue	386,485	60,790
Total current liabilities	4,166,913	891,245

Long term liabilities:
Deferred rent	14,450	-
Convertible notes,-related party net	-	1,365,684
Convertible notes and loans payable, net	-	557,815

Total liabilities	4,181,363	2,814,744

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, 160,000 and 175,000 issued and outstanding as of December 31, 2016 and 2015, respectively	2	2
Common stock, $0.00001 par value, 250,000,000 shares authorized, 111,512,001 and 81,717,154 shares issued and outstanding as of December 31, 2016 and 2015, respectively	1,115	817
Additional paid in capital	34,124,181	26,770,238
Accumulated deficit	(33,818,061)	(24,239,431)
Total stockholders' equity	307,237	2,531,626

Total liabilities and stockholders' equity	$4,488,600	$5,346,370

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015
Revenues	$994,265	$338,863

Cost of revenue	1,226,321	1,224,652

Gross Loss	(232,056)	(885,789)

Operating expenses:
Selling and marketing	713,972	884,440
Research and development	343,712	375,817
General and administrative	2,568,227	4,633,702
Impairment of related party non-marketable securities	50,000	-
Amortization and depreciation	570,247	534,220
Total operating expenses	4,246,158	6,428,179

Operating loss	(4,478,214)	(7,313,968)

Other income (expense):
Unrealized gain (loss) on derivative liabilities	(2,758,488)	187,932
Unrealized loss on marketable securities	(2,400)	(10,200)
Loss on settlement of debt	(1,664,281)	-
Other income	750	3,814
Interest expense	(675,997)	(76,723)
Total other income (expense)	(5,100,416)	104,823

Net loss	(9,578,630)	(7,209,145)

Deemed dividend on Series A Convertible preferred stock	-	(594,641)
Dividend on Series A Convertible preferred stock	(80,000)	(58,733)

Net loss available to common stockholders	$(9,658,630)	$(7,862,519)

Net loss per common share-basic and diluted	$(0.10)	$(0.10)

Weighted average common shares outstanding-basic and diluted	98,905,556	80,445,509

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

TWO YEARS ENDED DECEMBER 31, 2016

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	77,817,861	$778	-	$-	$22,893,463	$(17,030,286)	$5,863,955
Preferred stock issued for cash	-	-	175,000	2	1,749,998	-	1,750,000
Common stock issued for cash and subscription receivables, net	812,500	8	-	-	324,992	-	325,000
Common stock issued for exercise of warrants	109,855	1	-	-	43,940	-	43,941
Common stock issued for services	3,101,936	31	-	-	682,095	-	682,126
Warrants issued for cancellation of common stock	(124,998)	(1)	-	-	1	-	-
Warrants, Options, PSU issued for services	-	-	-	-	1,075,749	-	1,075,749
Net loss	-	-	-	-	-	(7,209,145)	(7,209,145)
Balance, December 31, 2015	81,717,154	$817	175,000	$2	$26,770,238	$(24,239,431)	$2,531,626
Common stock issued for services	416,664	5	-	-	63,287	-	63,292
Common stock issued in settlement of convertible notes and accrued interest	12,834,800	128	-	-	1,077,995	-	1,078,123
Common stock issued for cash, net of placement costs of $60,918	15,642,858	156	-	-	2,128,926	-	2,129,082
Common stock issued upon conversion of preferred stock	900,525	9	(15,000)	-	(9)	-	-
Fair value of warrants issued in settlement of convertible debt and accrued interest	-	-	-	-	3,205,959	-	3,205,959
Reclassify fair value of liability warrants issued in connection with sale of common stock	-	-	-	-	(280,777)	-	(280,777)
Warrants and Options issued for services	-	-	-	-	1,085,645	-	1,085,645
Restricted stock units issued in payment of accrued compensation	-	-	-	-	72,917	-	72,917
Net loss	-	-	-	-	-	(9,578,630)	(9,578,630)
Balance, December 31, 2016	111,512,001	$1,115	160,000	$2	$34,124,181	$(33,818,061)	$307,237

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(9,578,630)	$(7,209,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	570,247	534,220
Amortization of debt discounts	600,301	26,992
Option, warrant, RSU and PSU expense	1,085,645	1,075,749
Stock issued or issuable for services	63,292	682,126
Unrealized loss on marketable securities	2,400	10,200
Impairment loss on non-marketable securities	50,000	-
(Loss) gain on change in derivative liabilities	2,758,488	(187,932)
Loss on settlement of debt	1,664,281	-
Changes in operating assets and liabilities:
Accounts receivable	(21,904)	238,935
Related party receivable	-	10,000
Other current assets	21,828	49,300
Accounts payable and accruals	151,858	(566,272)
Billing in excess of costs	-	(123,908)
Deferred rent	14,657	-
Deferred revenue	325,695	60,790
Related party payables	(48,439)	(75,509)
Net cash (used in) operating activities	(2,340,281)	(5,474,454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash (paid for) intellectual property	(42,640)	(43,689)
Software development costs	-	(233,442)
Net cash (used in) investing activities	(42,640)	(277,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	2,129,082	325,000
Collection of stock subscription receivable	-	1,175,000
Issuance of preferred stock for cash	-	1,750,000
Proceeds from issuance of convertible debt of which $1,775,000 related party	-	2,500,000
Proceeds from exercise of options and warrants	-	43,941
Repayments of notes payable	(24,000)	(28,000)
Net cash provided by financing activities	2,105,082	5,765,941

Net (decrease) increase in cash	(277,839)	14,356
Cash-beginning of period	1,687,257	1,672,901
Cash-end of period	$1,409,418	$1,687,257

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	-	$4,567
Income taxes paid	-	$-

Non cash investing and financing activities:
Debt discount for warrants issued with debt	-	$627,293
Warrant issued for cancellation of common stock	-	$1
Deemed dividend beneficial conversion feature on convertible preferred stock	-	$594,641
Common stock issued in settlement of convertible notes payable and accrued interest	$1,078,123	-
Fair value of warrants issued in settlement of convertible notes payable and accrued interest	$3,205,959	-
Reclassify fair value of liability warrants from equity to liability upon issuance	$280,777	-
Restricted stock units issued in payment of accrued compensation	$72,917
Common stock issued upon conversion of preferred stock	$9

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1 — ORGANIZATION

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2016, the Company had cash of $1,409,418 and a working capital deficit of $2,692,090, principally due to the inclusion of non-cash derivative liability recorded in current liabilities. Excluding the derivative liability, the Company’s working capital would have been $786,536. In addition, the Company used actual net cash in operations of $2,340,281 during the year ended December 31, 2016. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In 2016, the Company sold shares of common stock and warrants for net proceeds, after commissions and other costs, of $2,129,082. It is anticipated that the proceeds from the sale of its common stock and warrants will provide the Company with cash sufficient to fund operations through July 2017.

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

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Empire Technologies, LLC (“Empire”). All significant inter-company accounts and transactions have been eliminated.

During the years ended December 31, 2016 and 2015, Empire had no activity. Empire had no assets or liabilities as of December 31, 2016 and December 31, 2015.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

The Company had two major customers including their affiliates which generated approximately 45.3% (23.8% and 21.5%) and 67.5% (56.3% and 11.2%) of its revenue in the fiscal years ended December 31, 2016 and 2015, respectively.

At December 31, 2016, the Company had two customers representing 29% and 18% of the outstanding accounts receivable.

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

Research and Technology Expenses

Research and technology expenses are expensed in the period costs are incurred. For the year ended December 31, 2016 and 2015, research and technology expenses totaled $343,712 and $375,817 respectively.

Billings in Excess of Revenues

Revenue is recognized as a portion of the contract term as services are delivered, and deferred revenue is recorded, only upon the receipt of cash. Timing and accounts affected by the respective journal entry are triggered when payment is received and applied to invoices in accounts receivable. There were no long-term contracts in process as of December 31, 2016 and 2015.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses.

Fiscal Year End

The Company has a fiscal year ending on December 31.

Cash and Cash Equivalents

The Company considers cash in savings accounts to be cash equivalents. The Company considers any short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. The Company does not generally require collateral for its accounts receivable. There was an allowance for doubtful accounts of $-0- as of December 31, 2016 and 2015.

Property and Equipment

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

Goodwill, Intangible Assets, and Long-Lived Assets

Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at December 31, 2016 and 2015 and determined that there was no impairment.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Long-lived assets were evaluated for impairment and no impairment losses were incurred during the years ended December 31, 2016 and 2015, respectively.

Stock based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is estimated at the earlier of a commitment date of completion of services. The non-employee awards are generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2016 and 2015, the Company did not have any derivative instruments that were designated as hedges.

On October 9, 2015, the Company issued convertible promissory notes representing $2,500,000 in aggregate principal together with warrants exercisable for up to 25,000,000 shares of Common Stock. The warrants have a strike price of $0.10 and term of 5 years. In addition, in 2016, in connection with the sale of the Company’s common stock, the Company issued warrants exercisable for up to 1,752,000 shares of Common Stock. The warrants have a strike price of $0.25 and a term of 5 years.

In accordance with ASC 815, these outstanding warrants are deemed to contain embedded derivatives. The value of the derivative instrument will fluctuate with the price of the Company’s common stock and is recorded as a current liability on the Company’s Consolidated Balance Sheets. The change in the value of the liability is recorded as “unrealized gain (loss) on derivative liability” on the Consolidated Statements of Operations. This is a non-cash income (expense) item and is adjusted in the “operating activities” of the Consolidated Statements of Cash Flow. At December 31, 2016 and 2015, the derivative liability was stated at $3,478,626 and $439,361, respectively. The change in fair value of $2,758,488 was driven by the increased value of the Company’s common stock in the period and recorded as the “Loss on change in derivative liability” in the Consolidated Statements of Operations for the year ended December 31, 2016. As the warrants are exercised or expire, the derivative liability will be adjusted on the balance sheet and an adjustment will be reflected in stockholders equity under additional paid-in capital.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

In 2016, the Company issued warrants with an exercise price of $0.25 in connection with the sale of Common Stock. The five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.25 per share. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value.

The Company estimated the fair value of these derivative warrants at initial issuance and again at each balance sheet date. The changes in fair value are recognized in earnings in the Consolidated Statements of Operations under the caption “unrealized gain/(loss) – derivative liability” until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the dates of issuance, the price of the Company stock ranged $0.150 to $0.195, volatility was estimated to be from 169% to 178%, the risk free rate ranged 1.22% to 1.55% and the remaining term was 5 years. The estimated initial fair value of these warrants of $280,777 was reclassified from equity to liability at the date of issuance.

At December 31, 2016, the price of the Company stock was 0.14, volatility was estimated to be 175.57%, the risk free rate of 1.47 to 1.93%% and the remaining term ranged from 3.77 to 4.97 years. As of December 31, 2016, the fair value of the warrants was determined to be $3,478,626, resulting in an unrealized loss on the change in the fair value of this derivative liability of $2,758,488 for the year ended December 31, 2016.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of December 31, 2016 and 2015:

		Fair Value
	Fair Value	Hierarchy
Assets
Marketable securities, December 31, 2016	$1,200	Level 1
Marketable securities, December 31, 2015	$3,600	Level 1

Liabilities
Derivative Liability , December 31, 2016	$3,478,626	Level 3
Derivative Liability , December 31, 2015	$439,361	Level 3

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4 — MARKETABLE AND NON-MARKETABLE SECURITIES

During 2014, the Company converted $60,000 of accounts receivable initially for a convertible note from Ecologic Transportation. Ecologic Transportation is affiliated with a former director of the Company. The note was convertible into 600,000 shares of Ecologic Transportation common stock. Subsequently, Ecologic Transportation merged into Peartrack Security Systems, Inc. As of December 31, 2016 and 2015, the Company held 60,000 shares in Peartrack Security Systems, Inc. The fair value of the investment on the date of conversion was $24,000 and as of December 31, 2016 and 2015 was $1,200 and $3,600, respectively. This resulted in a loss on the conversion date of the accounts receivable of $36,000 in 2014, and further unrealized losses of $2,400 and $10,200 for the years ended December 31, 2016 and 2015, respectively.

During 2014, the Company entered into a licensing transaction where it received 1,200,000 shares of Beta Music Group. This investment was deemed to be an investment in nonmarketable securities and the shares were recorded at cost of $-0-. As of December 31, 2016, the Company continues to hold 1,200,000 shares of Beta Music Group.

During 2014, the Company invested $50,000 in Cannonball Red in return for 97,500 shares with the expressed purpose of achieving new customers. Cannonball Red is affiliated with a related party. The Company recorded the investment at cost of $50,000 and the investment was determined to be nonmarketable securities. Subsequent to the investment in 2014, the Company and Cannonball Red entered into an agreement where upon Cannonball Red would repurchase the investment for $60,000 at an agreed upon future date. The parties have not agreed upon such date. As of December 31, 2016 and 2015, the Company held 97,500 shares of Cannonball Red, and Cannonball Red does not have the resources to repurchase the securities.

At December 31, 2016, the Company management performed an evaluation of its investment in Cannonball Red for purposes of determining the implied fair value of the asset at December 31, 2016. The test indicated that the recorded book value of its investment exceeded its fair value for the year ended December 31, 2016. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $50,000, net of tax to reduce the carrying value to $0. The impairment charge is reflected as part of the loss from operations in the accompanying financial statements. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 5 — PROPERTY AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2016	2015
Computers and peripherals	$25,478	$25,478
Accumulated deprecation	(25,478)	(25,478)
Property, plant and equipment, net	$-	$-

Depreciation expense totaled $-0- and $651 for the years ended December 31, 2016 and 2015, respectively.

NOTE 6 — INTANGIBLE ASSETS

For the years ended December 31, 2016 and 2015, the Company invested in Patents in the amounts of $42,640 and $43,689 respectively.

Patents, technology and other intangibles with contractual terms are generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Software development costs are amortized over their estimated useful life of three years.

Prior to any impairment adjustment, intangible assets consisted of the following:

	December 31,	December 31,
	2016	2015
Patents	$3,697,710	$3,655,070
Capitalized software development	621,567	621,567
Accumulated amortization	(2,006,028)	(1,435,781)
Intangible assets, net	$2,313,249	$2,840,856

Amortization expense for patents totaled $373,398 and $361,133 for the years ended December 31, 2016 and 2015, respectively. Amortization expense for software development totaled $196,849 and $172,436 for the year ended December 31, 2016 and 2015, respectively.

Total amortization expense totaled $570,247 and $533,569 for the years ended December 31, 2016 and 2015, respectively.

NOTE 7 — RELATED PARTY TRANSACTIONS

Dr. Carr Bettis, Executive Chairman and Chairman of Board of Directors

As of December 31, 2016 and 2015, the Company owed Dr. Bettis $20,575 and $72,944 in accrued salary, respectively. In addition, AudioEye sub-leases an office for the Company’s CEO Todd Bankofier from Verus Analytics, Inc, a company in which Dr. Bettis has a controlling interest in. The sub-lease amount is $500 per month totaling $6,000 and $1,000 in 2016 and 2015, respectively. The amount of $-0- and $1,000 in Rent Payable is included inside Accounts Payable within the Consolidated Balance Sheet as of December 31, 2016 and 2015, respectively. At December 31, 2016, an estimated $8,000 was due and accrued to Dr. Bettis for unreimbursed travel related expenses.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Sean Bradley, President, Chief Technology Officer, and Secretary

As of December 31, 2016 and 2015, the Company owed Sean Bradley $3,543 and 6,250 in accrued salary.

David Moradi

As of December 31, 2015 the Company owed David Moradi $70,000 in principal and $4,280 in accrued interest. During the year ended December 31, 2016, Mr. Moradi was paid in full. During the year ended December 31, 2016, the Company incurred a total of $44,912 legal expenses for services provided on corporate general matters by Anthion Management LLC, an entity affiliated with David Moradi.

Conversion of convertible notes payable

On April 18, 2016, the Company issued 2,506,849 shares of its common stock in settlement of an outstanding convertible note payable, issued in October 2015, for $200,000 and accrued interest $10,575 to KTK Capital, Inc., a material shareholder on a fully diluted basis.

On April 18, 2016, the Company issued 1,251,142 shares of its common stock in settlement of an outstanding convertible note payable, issued in October 2015, for $100,000 and accrued interest $5,096 to Equity Trust Custodian, FBO Alexandre Zynier IRA, an entity under the control of Alexandre Zynier, a member of the Company’s board of directors.

On April 18, 2016, the Company issued an aggregate of 18,353,310 warrants to purchase the Company’s common stock at $0.175 per share for five years in settlement of convertible notes payable, issued in October 2015, in aggregate of $1,475,000 and accrued interest of $66,678 to Anthion Partners and Anthion Partners II LLC; entities under common control with David Moradi.

Sales of common stock

In 2016, the Company sold to CSB IV Holdings, a company under the control of Carr Bettis, an aggregate of 2,607,143 shares of the Company’s common stock and warrants to acquire 292,000 shares of the Company’s common stock with a term of five years, an exercise price of $0.25 per share and is subject to anti-dilution protection, as defined, for net proceeds of $365,000.

In 2016, the Company sold to Ernest Purcell, a member of the Company’s Board of Directors, 1,607,137 shares of the Company’s common stock and warrants to acquire 180,000 shares of the Company’s common stock with a term of five years, an exercise price of $0.25 per share and is subject to anti-dilution protection, as defined, for net proceeds of $225,000.

In 2016, the Company sold to Todd Bankofier, the Company’s Chief Executive Officer, 178,571 shares of the Company’s common stock and warrants to acquire 20,000 shares of the Company’s common stock with a term of five years, an exercise price of $0.25 per share and is subject to anti-dilution protection, as defined, for net proceeds of $25,000.

In 2016, the Company sold to Anthon Capital Management, an entity under the control of David Moradi, 892,857 shares of the Company’s common stock and warrants to acquire 100,000 shares of the Company’s common stock with a term of five years, an exercise price of $0.25 per share and is subject to anti-dilution protection, as defined, for net proceeds of $125,000.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Other

The Company holds 60,000 shares in Peartrack Security Systems, formerly Ecologic Transportation, as of December 31, 2014 resulting from the conversion of a $60,000 accounts receivable balance in 2014. Peartrack Security Systems is an entity whose Executive Chairman was former Company director, Edward Withrow III. In 2014, the Company invested $50,000 in Cannonball Red in return for 97,500 shares held as of December 31, 2014. Former CEO, Chief Innovation Officer and director Nathan Bradley had a material interest in Cannonball Red at the time of the transaction. At December 31, 2016, the Company recorded an impairment of $50,000 relating to the 97,500 shares of Cannonball Red to a net carrying value of $-0-.

In summary, as of December 31, 2016 and 2015, the total balances of related party payable were $32,118 and $153,474 (see Note 9), respectively.

NOTE 8 — NOTES PAYABLE

As of December 31, 2016 and 2015, the Company has short term and long term notes payable of $23,800 and $-0-, and $24,000 and $1,923,499, respectively as shown in the table below.

Notes and loans payable	December 31, 2016	December 31, 2015
Short Term
Maryland TEDCO	$23,800	$24,000
Total	$23,800	$24,000
Long Term
Convertible Secured Note (net of unamortized discounts of $600,301 in 2015)	-	1,899,699
Maryland TEDCO	$-	$23,800
Total	$-	$1,923,499

As of December 31, 2012, the Company had an outstanding loan to a third party in the amount of $74,900, which was originally issued during 2006 as part of an Investment Agreement. The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the consolidated balance sheets. The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement (“Release”) with the third party. The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the third-party in the combined amount of principal and accrued interest to date, for a total principal amount of $149,800. The note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011. As of December 31, 2016 and 2015, the principal amount owing was $23,800 and $47,800, respectively, of which $23,800 and $24,000, respectively, has been recorded as the current portion of the note, and $-0- and $23,800, respectively, as the long-term portion of the note. The Company has paid $24,000 for the year ended December 31, 2016.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

During 2015, the Company issued notes under this offering totaling $2,500,000. The fair value of the warrants issued in connection with the notes was determined to be $627,293 and was recognized as a discount to the debt being amortized to interest expense over the life of the loans. During year ended December 31, 2016 and 2015, aggregate amortization of $600,301 and $26,992, respectively, was recognized against the discount.

In connection with the transaction, the Company also entered into amendments to certain agreements. On April 18, 2016, the Company entered into a First Amendment to Note and Warrant Purchase Agreement (the “Purchase Agreement Amendment”) and an Omnibus Amendment to Secured Promissory Notes (the “Note Amendment”), which collectively amend that certain Note and Warrant Purchase Agreement dated as of October 9, 2015 (the “Original Agreement”) and the convertible promissory notes previously issued thereunder to, among other things (i) remove the right of Anthion Partners II, LLC (together with its affiliates, “Anthion”), entities under the control of David Moradi, to designate a member of the Board of Directors of the Company; (ii) amend the convertible promissory notes issued thereunder to provide that if a change of control of the Company occurs prior to the maturity date or an equity financing (as defined therein), the convertible promissory note shall be repaid in an amount equal to the product of (a) 1.4 and (b) the outstanding principal amount and all accrued and unpaid interest thereunder; (iii) reduce the conversion threshold in the definition of “qualified financing” under the convertible promissory notes from $2,000,000 to $1,000,000; (iv) remove the security interest feature from the form of convertible promissory note that may be issued in the future under the Original Agreement, as amended, and (v) provide for optional conversion into warrants containing “blocker” provisions (“Special Warrants”) instead of shares upon an equity financing. The Company also made certain amendments to outstanding warrants to add similar “blocker” provisions.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

At the date of conversion, the Company determined that the conversion price of $0.84 per share did not exceed the fair value of Common Stock at note inception, therefore there was no beneficial conversion feature upon conversion of $1,025,000 of convertible notes and accrued interest. However, the Company determined that the estimated fair value of the 18,353,310 warrants of $3,205,959 exceeded the settlement of $1,541,678 of convertible notes and accrued interest and accordingly recorded a loss of settlement of debt of $1,664,281 for the year ended December 31, 2016. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the warrants at the date of conversion using the following assumptions: the price of the Company stock of $0.175, volatility was estimated to be 178%, the risk free rate of 1.24% and the remaining term was 5 years.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Operating leases

The Company’s principal executive offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 2,362 square feet as of December 31, 2016. The Company’s principal executive office is leased for an aggregate amount of $4,724 per month through September 1, 2016 and an aggregate amount of $5,474 per month as of December 31, 2016. The Company also has offices in Atlanta, previously located at 1855 Piedmont Road, Suite 200, Marietta, Georgia leased for an aggregate of $2,763 per month. Beginning September 1, 2016, we re-located offices located at 3901 Roswell Road, Suite 134, leased for an aggregate of $3,937 per month as of December 31,2016. During 2015, offices located in New York were sublet, resulting in a savings of $21,135 per month. Both the lease and sublease in New York have expired, as of December 31, 2016. We closed the office in Washington D.C., saving $1,280 per month and the Principal Executive office was relocated and downsized with a monthly reduction in rent of $7,146. Beginning November 1, 2015, we subleased an office from a company controlled by our Executive Chairman in Scottsdale, AZ for $500 per month.

Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the years ended December 31, 2016 and 2015, rent expense was $109,340 and $314,485, respectively and as of December 31, 2016 and 2015, net deferred rent payable was $14,657 and $-0-, respectively.;

The following is a schedule of future minimum lease payments for all non-cancelable operating leases for each of the next three years ending December 31 and thereafter:

Year ended December 31,
2017	$111,603
2018	105,168
2019	37,719
Total	$254,490

Employment contracts

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

The Board also approved the grant to Mr. Bradley of a long-term equity component of his compensation in the form of an RSU with a seven-year term representing the right to receive, subject to the terms and upon the conditions of the RSU, 150,000 shares of the Company’s Common Stock. This RSU is also subject to the Award Vesting Conditions.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

On December 7, 2016, the Company’s Board of Directors approved an extension to and modification of the existing employment contract with Dr. Carr Bettis, as well as the grant of certain equity awards to Dr. Bettis under the Company’s 2016 Incentive Compensation Plan. To best preserve the Company’s limited cash resources, the Employment Contract provides generally that Dr. Bettis’s base compensation is paid in the form of Restricted Stock Units (RSU’s).

In its December 7, 2016 action by written consent, the Company’s Board of Directors approved an award of RSU’s to Dr. Bettis in consideration of services Dr. Bettis rendered subsequent to June 30, 2016. The number of Employment Contract RSUs awarded was 602,620, which was determined by dividing $72,917 (the amount of compensation for the period July 1, 2016 through November 30, 2016) by $0.121, representing the 10-day average closing price of the Company’s Common Stock over the 10 trading days beginning November 17, 2016 (the “Award Pricing Methodology”). The Employment Contract RSUs of Dr. Bettis vest upon the satisfaction of both of the following conditions: (i) Dr. Bettis remains in service to the Company continuously through and until June 30, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award (the “Award Vesting Conditions”).

The Board also approved the grant to Dr. Bettis of a long-term equity component of his compensation in the form of an RSU with a seven-year term representing the right to receive, subject to the terms and upon the conditions of the RSU, 250,000 shares of the Company’s Common Stock, with such number of shares to be reduced by the number of shares, if any, that are awarded to Dr. Bettis in connection with the Performance Option Unit Agreement granted Dr. Bettis in January 2016 under the 2016 Plan. This RSU is also subject to the Award Vesting Conditions.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

On December 7, 2016, the Company’s Board of Directors approved an increase to the base salary of Todd Bankofier, the Company’s Chief Executive Officer. Mr. Bankofier’s base annual salary was increased to $175,000. Mr. Bankofier also received a restricted stock unit award under the 2016 Plan (the “Bankofier RSUs”). The Bankofier RSUs have a seven-year term and represent the right to receive, subject to the terms and upon the conditions of the RSU award, 250,000 shares of the Company’s Common Stock, with such number of units to be reduced by the number of shares, if any, that are awarded to Mr. Bankofier in connection with the Performance Option Unit Agreement granted Mr. Bankofier in January 2016 under the 2016 Plan. The Bankofier RSUs vest under the Award Vesting Conditions.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On January 23, 2017, the court granted preliminary approval of the settlement pursuant to the terms set forth in the Stipulation of Settlement, provisionally certified a settlement class of shareholders, and directed plaintiffs' counsel to provide notice to that class. The Court will hold a Final Settlement Hearing May 8, 2017 to consider any objections to the Settlement that might be raised by settlement class members, to consider plaintiffs’ counsel's application for an award of fees and costs, and to finally determine whether the Order and Final Judgment as provided under the Stipulation of Settlement should be entered, dismissing the case with prejudice.

On May 16, 2016, a shareholder derivative complaint entitled LiPoChing, Derivatively and on Behalf of AudioEye, Inc., v. Bradley, et al., was filed in the United States District Court for the District of Arizona. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The complaint asserted causes of action including breach of fiduciary duty and others, arising from the Company’s restatement of its financial results for the first three quarters of 2014. The complaint sought, among other relief, compensatory damages, restitution and attorneys’ fees. In October 2016, the Company and Named Defendants filed a motion to dismiss. In response, the Plaintiff voluntarily dismissed the complaint without prejudice.

On July 26, 2016, a shareholder derivative complaint entitled Denese M. Hebert, derivatively on Behalf of Nominal Defendant AudioEye, Inc., v. Bradley, et al., was filed in the State of Arizona Superior Court for Pima County. The complaint generally asserts causes of action related to the Company’s restatement of its financial statements for the first three fiscal quarters of 2014. As a derivative complaint, the plaintiff-shareholder purports to act on behalf of the Company against the Named Individuals.

The Company is named as a nominal defendant. The Company understands that the Named Individuals intend to vigorously defend the lawsuit. The defendants filed a motion to dismiss the complaint in February 2017, which presently is scheduled to be heard in May 2017. While the Company believes that its legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation, the related legal fees, or the impact on the financial results of the Company can be made as of the date of this statement.

We may become involved in various other routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, our management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

NOTE 10 — STOCKHOLDERS’ EQUITY

As of December 31, 2016 and 2015, the Company had 111,521,001 and 81,717,154 shares of common stock issued and outstanding, respectively, and the Company had 160,000 and 175,000 shares of Series A Convertible Preferred Stock, respectively, issued at $10 per share, paying a 5% cumulative annual dividend and convertible at 0.1754 per share of common stock.

On January 15, 2015, the Company sold 812,500 units under the December 2014 Private Placement to one institutional investor for gross proceeds of $325,000 with no commission payable. Each unit in the December 2014 Private Placement consisted of one share of the Company’s common stock and warrants to purchase 0.375 share for every common share purchased (304,688 warrants were issued). The warrants have a term of five years and an exercise price of $0.60 per share.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

In April 2016, the Company issued an aggregate of 12,834,800 shares of its common stock to Note holders in settlement of $1,025,000 in convertible notes and $53,123 in accrued interest (Note 8).

In May 2016, the Company sold an aggregate of 11,714,285 shares of common stock of the Company and 1,312,000 warrants to purchase the Company’s common stock to accredited investors for net proceeds of $1,579,082, net of $63,292 of offering costs. The warrants have a term of five years, an exercise price of $0.25 per share and are subject to anti-dilution protection, as defined.

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

In October 2016, the Company issued an aggregate 41,666 shares of its common stock in payment for consulting services at a fair value of $5,208.

In November 2016, the Company issued an aggregate 41,666 shares of its common stock in payment for consulting services at a fair value of $4,917.

In December 2016, the Company issued an aggregate 41,666 shares of its common stock in payment for consulting services at a fair value of $5,709.

In December 2016, the Company sold an aggregate of 3,928,573 shares of common stock of the Company and 440,000 warrants to purchase the Company’s common stock to accredited investors for net proceeds of $550,000. The warrants have a term of five years, an exercise price of $0.25 per share and are subject to anti-dilution protection, as defined.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Registration rights

Under the purchase agreement, the Company has agreed to use its reasonable best efforts to prepare and file with the SEC registration statement within 60 days of the initial closing date, covering the resale by the investors of any common stock previously issued to the investors, and any common stock into which any convertible promissory notes previously issued to the investors are convertible and any common stock for which the warrants or any warrants previously issued to the investors are exercisable. The Company filed a registration statement on September 30, 2016 and became effective on December 21, 2016.

Options

As of December 31, 2016 and 2015, the Company has outstanding options to purchase 26,731,207 and 14,759,914 shares of common stock, respectively.

					Intrinsic
			Wtd Avg.		Value
	Number of	Wtd Avg.	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2014	11,434,350	$0.47	3.79	5,635,250	$460,941
Granted	8,278,880	0.16
Forfeited/Expired	(4,953,316)	0.00
Outstanding at December 31, 2015	14,759,914	$0.30	3.61	8,374,294	$235,330

Granted	12,508,877	0.09	4.87		—
Forfeited/Expired	(1,537,584)	0.29			—

Outstanding at December 31, 2016	25,731,207	$0.20	3.34	15,091,366	$1,161,244

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

Nonperformance option grants during the year ended December 31, 2016 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.5 to 3.5 years, expected volatility of 102.00% to 176.77%, risk free interest rate of 0.87% to 1.73%, and expected dividend yield of 0%.

On January 4, 2016, the Company issued 500,000 and 150,000 options, which vest immediately, have an exercise price of $0.038, and expire January 4, 2019 to Carr Bettis and Sean Bradley, respectively; officers of the Company.

On April 15, 2016, the Company issued 49,715 options to Sean Bradley, an officer of the Company, which vest immediately, have an exercise price of $0.179, and expire on April 15, 2019. The value on the grant date of the options was $6,250.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On May 12, 2016, the Company issued 100,000 options, which vest 50% after one year and 4.17% every month thereafter, have an exercise price of $0.177, and expire on May 12, 2021. The value on the grant date of the options was $16,694.

On May 12, 2016, the Company issued an aggregate of 3,400,000 options to the Company’s board of directors, which vest 50% immediately and 50% vesting quarterly over 12 months, have an exercise price of $0.177, and expire on May 12, 2021. The value on the grant date of the options was $559,603.

On June 15, 2016, the Company issued 300,000 options, which vest 50% on one year anniversary and 1/24th on monthly anniversary of the date of grant following one year anniversary and expire on June 15, 2021. The value on the grant date of the options was $40,723.

On July 15, 2016, the Company issued 56,375 options to Sean Bradley, an officer of the Company, which vest immediately, have an exercise price of $0.156, and expire on July 15, 2019. The value on the grant date of the options was $6,250.

On October 15, 2016, the Company issued 61,599 options to Sean Bradley, an officer of the Company, which vest immediately, have an exercise price of $0.121, and expire on October 15, 2019. The value on the grant date of the options was $5,209.

On December 2, 2016, the Company issued an aggregate of 1,391,188 options, which vest 50% from January 1, 2017 through December 1, 2017; 25% from January 1, 2018 through December 1, 2018 and 25% from January 1, 2019 through December 1, 2019, have an exercise price of $0.121, and expire on December 2, 2021. The value on the grant date of the options was $150,875.

For the year ended December 31, 2016 and 2015, total stock compensation expense related to the options totaled $864,024 and $823,478, respectively.

The outstanding unamortized stock compensation expense related to options was $482,153 (which will be recognized through December 2019) and $406,157 as of December 31, 2016 and 2015, respectively.

Warrants

Below is a table summarizing the Company’s outstanding warrants as of December 31, 2016 and December 31, 2015:

				Intrinsic
			Wtd Avg.	Value
	Number of	Wtd Avg.	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2014	16,527,989	$0.46	3.69	$309,821
Granted	28,913,020	0.11
Exercised	(109,855)	0.40
Forfeited	(2,084,296)	0.43
Outstanding at December 31, 2015	43,246,858	$0.22	4.15	$1,167
Granted	21,681,264	0.03	4.87	—
Forfeited/Expired	(1,495,081)	0.48		—

Outstanding at December 31, 2016	63,433,041	$0.15	3.55	$3,662,610

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The warrant grants during the year ended December 31, 2016 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 1.5 to 2.5 years, expected volatility of 166.74% to 178.98%, risk free interest rate of 0.71% to 1.08%, and expected dividend yield of 0%.

During the year ended December 31, 2016, the Company issued an aggregate of 1,575,954 warrants to purchase shares of the Company’s common stock with an exercise prices of $0.038 to $0.179 per share vested immediately for services. The fair value on the grant date of the warrants was $150,500. Of the 1,575,954 warrants issued, 1,492,620 warrants were issued to Carr Bettis, an officer of the Company.

In April 2016, the Company issued an aggregate of 18,353,310 warrants to acquire its common stock in settlement of $1,541,678 convertible notes and accrued interest. The warrants issued to Anthion are exercisable at $0.001 per share for five years from the date of issuance.

The Company determined that the estimated fair value of the 18,353,310 warrants of $3,205,959 exceeded the settlement of $1,541,678 of convertible notes and accrued interest and accordingly recorded a loss of settlement of debt of $1,664,281 for the year ended December 31, 2016. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the warrants at settlement with the following assumptions: the price of the Company stock of $0.175, volatility was estimated to be 178%, the risk free rate of 1.24% and the remaining term was 5 years.

In May 2016, the Company issued 1,312,000 warrants with an exercise price of $0.25 in connection with the sale of Common Stock. The five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.25 per share.

In December 2016, the Company issued 440,000 warrants with an exercise price of $0.25 in connection with the sale of Common Stock. The five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.25 per share.

For the year ended December 31, 2016 and 2015, the Company has incurred warrant-based expense of $221,621 and $510,436, respectively. The outstanding unamortized stock compensation expense related to warrants was $47,685 (which will be recognized through March 2018) and $106,852 as of December 31, 2016 and 2015, respectively.

Restricted stock units (“RSU”)

The following table summarizes the restricted stock activity for the two years ended December 31, 2015:

Restricted shares issued as of January 1, 2015	-
Granted	-
Total Restricted Shares Issued at December 31, 2015	-
Granted	1,252,620
Total Restricted Shares Issued at December 31, 2016	1,252,620
Vested at December 31, 2016	-
Unvested restricted shares as of December 31, 2015	1,252,620

In December 7, 2016, the Company granted 602,620 RSUs for accrued and unpaid compensation for the period from July 1, 2016 through November 30, 2016 in the amount of $72,917 The RSUs vest upon the satisfaction of both of the following conditions: (i) Officer remains in service to the Company continuously through and until June 30, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The Board also approved the grant to an aggregate of 650,000 RSUs to officers with a seven-year term representing the right to receive, subject to the terms and upon the conditions of the RSU, 650,000 shares of the Company’s common stock, with such number of shares to be reduced by the number of shares, if any, that are awarded to Dr. Bettis in connection with the Performance Option Unit Agreement granted Dr. Bettis in January 2016 under the 2016 Plan. These RSU is also subject the following conditions: (i) Officer remains in service to the Company continuously through and until June 30, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award. The fair value of the 650,000 RSUs of $87,750 was unrecognized at December 31, 2016 due to the performance condition not met.

In connection with the issuance of the above described RSUs as payment for accrued compensation, the Company reclassified to equity the outstanding salary accrual of $72,917 during the year ended December 31, 2016.

NOTE 11 — INCOME TAXES

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

	December 31,	December 31,
Deferred tax assets:	2016	2015

Net operating loss carry forwards	$7,558,530	$6,373,434
Less valuation allowance	(7,558,530)	(6,373,434)
Net deferred tax asset	$0	$0

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions, which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The approximate net operating loss carry forward was $22,230,971 and $18,745,343 as of December 31, 2016 and 2015, respectively and will start to expire in 2030. The Company’s tax return for the year 2013, 2014 and 2015 are open to IRS inspection.

NOTE 12 — SUBSEQUENT EVENTS

Employee options/warrants

On January 3, 2017, the Company granted 100,000 options to an employee as compensation for services rendered. The options are exercisable at $0.159 for five years with 50% vesting on January 3, 2018 and 50% vesting monthly beginning on first year anniversary over the next 24 months. The exercise price was determined using the 10-day average closing price beginning with the closing price on January 3, 2017.

On January 14, 2017, the Company issued 250,000 warrants to a consultant as compensation for services rendered. The warrants are exercisable at $0.12 for three five years, vesting immediately.

On March 10, 2017, the Company granted 100,000 options to an employee as compensation for services rendered. The options are exercisable at $0.145 for five years with 50% vesting on January 16, 2018 and 50% vesting monthly beginning on first year anniversary over the next 24 months. The exercise price was determined using the 10-day average closing price beginning with the closing price on February 24, 2017.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Common stock

In January 2017, the Company issued 41,666 shares of its common stock for consulting services rendered valued at $6,625.

In January 2017, the Company sold 357,143 shares of common stock of the Company and 40,000 warrants to purchase the Company’s common stock to an accredited investor for net proceeds of $50,000. The warrants have a term of five years, an exercise price of $0.25 per share and are subject to anti-dilution protection, as defined.

In February 2017, the Company issued 41,666 shares of its common stock for consulting services rendered valued at $5,333

In March 2017, the Company issued 41,666 shares of its common stock for consulting services rendered valued at $5,917.

Restricted stock units (“RSU”)

In February 23, 2017, the Company granted 402,297 RSUs for accrued and unpaid compensation for the period from December 1, 2016 through March 31, 2017 in the amount of $58,333 The RSUs vest upon the satisfaction of both of the following conditions: (i) Officer remains in service to the Company continuously through and until June 30, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award.

