Form 10-Q
period 2017-03-31
AUDIOEYE INC
filed 2017-05-15
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2017, 112,564,118 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of March 31, 2017 and 2016 and for the three month periods ended March 31, 2017 and 2016 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$783,664	$1,409,418
Accounts receivable, net	57,599	44,645
Marketable securities, held in related party	1,200	1,200
Prepaid expenses and other current assets	13,689	19,560
Total current assets	856,152	1,474,823

Property and equipment, net	5,289	-

Intangible assets, net	2,219,178	2,313,249
Goodwill	700,528	700,528

Total assets	$3,781,147	$4,488,600

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$257,530	$245,677
Notes and loans payable, current	17,800	23,800
Related party payables	25,535	32,118
Derivative liabilities	3,173,915	3,478,626
Deferred rent	2,811	207
Deferred revenue	456,444	386,485
Total current liabilities	3,934,035	4,166,913

Long term liabilities:
Deferred rent	11,461	14,450

Total liabilities	3,945,496	4,181,363

Stockholders' (deficit) equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, 160,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	2	2
Common stock, $0.00001 par value, 250,000,000 shares authorized, 111,994,142 and 111,512,001 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,120	1,115
Additional paid-in capital	34,455,786	34,124,181
Accumulated deficit	(34,621,257)	(33,818,061)
Total stockholders' (deficit) equity	(164,349)	307,237

Total liabilities and stockholders' (deficit) equity	$3,781,147	$4,488,600

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2017	2016
Revenues	$434,507	$124,702

Cost of revenue	341,042	294,808

Gross profit (loss)	93,465	(170,106)

Operating expenses:
Selling and marketing	279,727	123,366
Research and development	44,702	85,617
General and administrative	737,681	471,025
Amortization and depreciation	145,488	138,538
Total operating expenses	1,207,598	818,546

Operating loss	(1,114,133)	(988,652)

Other income (expense):
Unrealized gain (loss) on derivative liabilities	310,773	(3,412,059)
Interest income (expense), net	164	(110,165)
Total other income (expense)	310,937	(3,522,224)

Net loss	(803,196)	(4,510,876)

Dividend on Series A Convertible preferred stock	(20,000)	(21,875)

Net loss available to common stockholders	$(823,196)	$(4,532,751)

Net loss per common share-basic and diluted	$(0.01)	$(0.06)

Weighted average common shares outstanding-basic and diluted	111,884,024	81,717,154

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	111,512,001	$1,115	160,000	$2	$34,124,181	$(33,818,061)	$307,237
Common stock sold for cash	357,143	4	-	-	49,996	-	50,000
Common stock issued for services	124,998	1	-	-	17,874	-	17,875
Reclassify fair value of liability warrants issued in connection with sale of common stock	-	-	-	-	(6,062)	-	(6,062)
Warrants and options issued for services	-	-	-	-	211,464	-	211,464
Restricted stock units issued in payment of accrued compensation	-	-	-	-	58,333	-	58,333
Net loss	-	-	-	-	-	(803,196)	(803,196)
Balance, March 31, 2017	111,994,142	$1,120	160,000	$2	$34,455,786	$(34,621,257)	$(164,349)

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(803,196)	$(4,510,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145,488	138,538
Amortization of debt discounts	-	46,141
Option, warrant, RSU and PSU expense	211,464	215,778
Stock issued for services	17,875	-
(Loss) gain on change in derivative liabilities	(310,773)	3,412,059
Changes in operating assets and liabilities:
Accounts receivable	(12,954)	3,459
Other current assets	5,871	-
Accounts payable and accruals	11,853	58,459
Deferred rent	(385)	-
Deferred revenue	69,959	89,506
Related party payables	51,750	(17,764)
Net cash (used in) operating activities	(613,048)	(564,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(5,736)	-
Cash (paid for) intellectual property	(50,970)	(36,067)
Net cash (used in) investing activities	(56,706)	(36,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	50,000	-
Repayments of notes payable	(6,000)	(6,000)
Net cash provided by financing activities	44,000	(6,000)

Net (decrease) increase in cash	(625,754)	(606,767)
Cash-beginning of period	1,409,418	1,687,257
Cash-end of period	$783,664	$1,080,490

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Reclassify fair value of liability warrants from equity to liability upon issuance	$6,062	$-
Restricted stock units issued in payment of accrued compensation	58,333	-

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of AudioEye, Inc. and its wholly-owned subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2017.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2016 as reported in the Company’s Annual Report on Form 10-K have been omitted.

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

The Company had two major customers including their affiliates which each generated approximately 16% and 16% (an aggregate of approximately 32%) of its revenue in the three months ended March 31, 2017.

At March 31, 2017, the Company had five customers representing 20%, 21%, 30%, 13% and 11% (an aggregate of approximately 95%) of the outstanding accounts receivable.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Stock based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

On October 9, 2015, the Company issued convertible promissory notes representing $2,500,000 in aggregate principal together with warrants exercisable for up to 25,000,000 shares of the Company’s common stock. The warrants have a strike price of $0.10 and term of 5 years. In addition, in 2016 and the three months ended March 31, 2017, in connection with the sale of the Company’s common stock, the Company issued warrants exercisable for up to 1,792,000 shares of the Company’s common stock. The warrants have a strike price of $0.25 and a term of 5 years.

In accordance with ASC 815, these outstanding warrants are deemed to contain embedded derivatives. The value of the derivative instrument will fluctuate with the price of the Company’s common stock and is recorded as a current liability on the Company’s Consolidated Balance Sheets. The change in the value of the liability is recorded as “unrealized gain (loss) on derivative liability” on the Consolidated Statements of Operations. This is a non-cash income (expense) item and is adjusted in the “operating activities” of the Consolidated Statements of Cash Flow. At March 31, 2017 and December 31, 2016, the derivative liability was stated at $3,173,915 and $3,478,626, respectively. The change in fair value of $310,773 was driven by the decreased value of the Company’s common stock in the period and recorded as the “Gain on change in derivative liability” in the Consolidated Statements of Operations for the three months ended March 31, 2017. As the warrants are exercised or expire, the derivative liability will be adjusted on the balance sheet and an adjustment will be reflected in stockholders equity under additional paid-in capital.

Fair Value Measurements

Fair value is an estimate of the exit price, representing the amount that would be received to upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date). Fair value measurements are not adjusted for transaction cost. Fair value measurement under generally accepted accounting principles provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

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

In 2016 and the three months ended March 31, 2017, the Company issued warrants with an exercise price of $0.25 in connection with the sale of the Company’s common stock. The five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.25 per share. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value.

The Company estimated the fair value of these derivative warrants at initial issuance and again at each balance sheet date. The changes in fair value are recognized in earnings in the Consolidated Statements of Operations under the caption “unrealized gain/(loss) – derivative liability” until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value of the dates of issuance, the price of the Company stock ranged $0.152 to $0.195, volatility was estimated to be from 169% to 178%, the risk free rate ranged 1.22% to 1.87% and the remaining term was 5 years. The estimated initial fair value of these warrants of $280,777 during 2016 and $6,062 during the three months ended March 31, 2017 was reclassified from equity to liability at the date of issuance.

At March 31, 2017, the price of the Company stock was $0.13, volatility was estimated to be 172.0%, the risk free rate of 1.93% and the remaining term ranged from 3.53 to 4.79 years. As of March 31, 2017, the fair value of the warrants was determined to be $3,173,915, resulting in an unrealized gain on the change in the fair value of this derivative liability of $310,773 for the three months ended March 31, 2017.

The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of March 31, 2017 and December 31, 2016:

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

		Fair Value
	Fair Value	Hierarchy
Assets
Marketable securities, March 31, 2017	$1,200	Level 1
Marketable securities, December 31, 2016	$1,200	Level 1

Liabilities
Derivative Liability, March 31, 2017	$3,173,915	Level 3
Derivative Liability, December 31, 2016	$3,478,626	Level 3

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2017, the Company had cash of $783,664 and a working capital deficit of $3,077,883, principally due to the inclusion of non-cash derivative liability recorded in current liabilities. Excluding the derivative liability, the Company’s working capital would have been $96,032. In addition, the Company used actual net cash in operations of $613,048 during the three months ended March 31, 2017. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended March 31, 2017, the Company sold shares of common stock and warrants for net proceeds, after commissions and other costs, of $50,000. In addition, in April 2017, the Company issued a convertible promissory note for net proceeds of $50,000. It is anticipated that the proceeds from the sale of its common stock and warrants will provide the Company with cash sufficient to fund operations through July 2017.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2017 and December 31, 2016 is summarized as follows:

	March 31, 2017	December 31, 2016
Computer equipment	$31,214	$25,478
Less accumulated depreciation	(25,925)	(25,478)
Property and equipment, net	$5,289	$-

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful life of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $447 and $0 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 4 — RELATED PARTY TRANSACTIONS

Dr. Carr Bettis, Executive Chairman and Chairman of Board of Directors

As of March 31, 2017 and December 31, 2016, the Company owed Dr. Bettis $5,992 and $20,575 in accrued salary, respectively. In addition, AudioEye sub-leases an office for the Company’s CEO, Todd Bankofier, from Verus Analytics, Inc, a company in which Dr. Bettis has a controlling interest. The sub-lease amount is $500 per month totaling $1,500 for the three months ended March 31, 2017 and 2016. The amount of $0 was due as of March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, an estimated $16,000 and $8,000 was due and accrued to Dr. Bettis for unreimbursed travel related expenses, respectively.

Sean Bradley, President, Chief Technology Officer, and Secretary

As of March 31, 2017 and December 31, 2016, the Company owed Sean Bradley $3,543 in accrued salary.

Other

The Company holds 60,000 shares in Peartrack Security Systems, formerly Ecologic Transportation, as of March 31, 2017, resulting from the conversion of a $60,000 accounts receivable balance in 2014. Peartrack Security Systems is an entity whose Executive Chairman was former Company director, Edward Withrow III.

In summary, as of March 31, 2017 and December 31, 2016, the total balances of related party payables were $25,535 and $32,118, respectively.

NOTE 5: INTANGIBLE ASSETS

For the three months ended March 31, 2017, the Company invested in software development and patents in the amounts of $50,970 and $-0- respectively; and $-0- and 36,067 for the three months ended March 31, 2016, respectively.

Prior to December 31, 2015, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Software development costs are amortized over their estimated useful life of three years.

Prior to any impairment adjustment, intangible assets consisted of the following:

	March 31,	December 31,
	2017	2016
Patents	$3,697,710	$3,697,710
Capitalized software development	672,537	621,567
Accumulated amortization	(2,151,069)	(2,006,028)
Intangible assets, net	$2,219,178	$2,313,249

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Amortization expense for patents totaled $91,582 and $92,779 for the three months ended March 31, 2017 and 2016, respectively. Amortization expense for software development totaled $53,459 and $45,759 for the three months ended March 31, 2017 and 2016, respectively.

Total amortization expense totaled $145,041 and $138,538 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 6 — NOTES PAYABLE

As of March 31, 2017 and December 31, 2016, the Company has short term notes payable of $17,800 and $23,800, respectively as shown in the table below.

Notes and loans payable	March 31, 2017	December 31, 2016
Short Term
Maryland TEDCO	$17,800	$23,800
Total	$17,800	$23,800

As of December 31, 2012, the Company had an outstanding loan to a third party in the amount of $74,900, which was originally issued during 2006 as part of an Investment Agreement. The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the consolidated balance sheets. The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement (“Release”) with the third party. The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the third-party in the combined amount of principal and accrued interest to date, for a total principal amount of $149,800. The note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011. As of March 31, 2017 and December 31, 2016, the principal amount owing was $17,800 and $23,800, respectively, all of which is current. The Company has paid $6,000 for the three months ended March 31, 2017.

NOTE 7: STOCKHOLDERS’ EQUITY

As of March 31, 2017 and December 31, 2016, the Company had 111,994,142 and 111,512,001 shares of common stock issued and outstanding, respectively, and the Company had 160,000 shares of Series A Convertible Preferred Stock issued at $10 per share, paying a 5% cumulative annual dividend and convertible at 0.1754 per share of common stock.

In January 2017, the Company sold 357,143 shares of common stock of the Company and 40,000 warrants to purchase the Company’s common stock to an accredited investor for net proceeds of $50,000.  The warrants have a term of five years, an exercise price of $0.25 per share and are subject to anti-dilution protection, as defined.

In January 2017, the Company issued 41,666 shares of its common stock in payment for consulting services at a fair value of $6,625.

In February 2017, the Company issued 41,666 shares of its common stock in payment for consulting services at a fair value of $5,333.

In March 2017, the Company issued 41,666 shares of its common stock in payment for consulting services at a fair value of $5,917.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

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

Options

As of March 31, 2017 and December 31, 2016, the Company has outstanding options to purchase 25,931,207 and 25,731,207 shares of common stock, respectively.

					Intrinsic
			Wtd Avg.		Value
	Number of	Wtd Avg.	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2016	25,731,207	$0.20	3.34	15,091,366	$1,161,244
Granted	200,000	0.15	5.00		-
Forfeited/Expired
Outstanding at March 31, 2017	25,931,207	$0.20	3.10	15,943,384	$1,032,718

On January 17, 2017, the Company granted 100,000 options, which vest 50% after one year and 2.08% every month thereafter, have an exercise price of $0.159, and expire on January 17, 2022. The value on the grant date of the options was $11,119.

On March 10, 2017, the Company granted 100,000 options, which vest 50% after one year and 2.08% every month thereafter, have an exercise price of $0.145, and expire on March 10, 2022. The value on the grant date of the options was $12,541.

Option grants during the three months ended March 31, 2017 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.50 years, expected volatility of 173.08% to 175.56%, risk free interest rate of 1.42% to 1.66%, and expected dividend yield of 0%.

For the three months ended March 31, 2017 and 2016, total stock compensation expense related to the options totaled $167,414 and $138,046, respectively.

The outstanding unamortized stock compensation expense related to options was $313,184 (which will be recognized through March 2020) as of March 31, 2017.

Warrants

Below is a table summarizing the Company’s outstanding warrants as of March 31, 2017 and December 31, 2016:

				Intrinsic
			Wtd Avg.	Value
	Number of	Wtd Avg.	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2016	63,433,041	$0.15	3.55	$3,662,610
Granted	290,000	0.14	3.28
Exercised	-
Forfeited	-
Outstanding at March 31, 2017	63,723,041	$0.15	3.30	$3,218,660

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

In January 2017, the Company issued 40,000 warrants with an exercise price of $0.25 in connection with the sale of the Company’s common stock. The five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.25 per share.

In January 2017, in exchange for services rendered, the Company issued 250,000 warrants to purchase shares of the Company’s common stock with an exercise price of $0.12 per share that vested immediately. The fair value on the grant date of the warrants was $29,433.

The warrant grants for services during the three months ended March 31, 2017 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.0 years, expected volatility of 175.64%, risk free interest rate of 1.48%, and expected dividend yield of 0%.

For the three months ended March 31, 2017 and 2016, the Company has incurred warrant-based expense of $44,050 and $77,732, respectively. The outstanding unamortized stock compensation expense related to warrants was $33,068 (which will be recognized through March 2018) as of March 31, 2017.

Restricted stock units (“RSU”)

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2017:

Restricted stock units issued as of January 1, 2017	1,252,620
Granted	402,297
Total Restricted stock units issued at March 31, 2017	1,654,917
Vested at March 31, 2017	-
Unvested restricted stock units as of March 31, 2017	1,654,917

On February 23, 2017, the Company granted 402,297 RSUs for accrued and unpaid compensation for the period from December 1, 2016 through March 31, 2017 in the amount of $58,333. The RSUs vest upon the satisfaction of both of the following conditions: (i) recipient remains in service to the Company continuously through and until June 30, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award.

In connection with the issuance of the above described RSUs as payment for accrued compensation, the Company reclassified to equity the settled salary accrual of $58,333 during the three months ended March 31, 2017.

NOTE 8: COMMITMENTS AND CONTINGENCIES

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

On July 25, 2016, in connection with a voluntary mediation, the parties reached an agreement in principle to settle the consolidated actions. The terms of the agreement include a settlement payment to the class of $1,525,000 from the Company’s insurer, with no admission of liability by any party. In 2015, the Company paid a deductible under its D&O insurance policy in the amount of $100,000 regarding this matter. On May 8, 2017, the Court approved the settlement in all respects, and dismissed the case with prejudice.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

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

The Company is named as a nominal defendant. The Company understands that the Named Individuals intend to vigorously defend the lawsuit. The defendants filed a motion to dismiss the complaint in February 2017. On May 8, 2017, the Court granted the motion to dismiss, and denied Plaintiff’s request for leave to amend the complaint. While the Company believes that its legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation, the related legal fees, or the impact on the financial results of the Company can be made as of the date of this statement.

We may become involved in various other routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, our management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

NOTE 9: SUBSEQUENT EVENTS

Convertible promissory note

On April 11, 2017, the Company issued a convertible promissory note in the principal amount of $50,000 (the “Note”) and warrant (the “Warrant”) to purchase 500,000 shares of common stock of the Company The Note and Warrant were issued in connection with an election granted under our October 9, 2015 Note and Warrant Purchase Agreement (the “October 2015 Purchase Agreement”) whereby any investor in the October 2015 Purchase Agreement within the three-year period immediately following the initial closing date, may purchase an additional note in the principal amount equal to 50% of the principal amount of the initial note purchased by such investor at previous closings and an additional warrant with an aggregate exercise price equal to such investor’s the principal amount of such additional note.

The Note bears interest at 10% and matures the earlier of October 9, 2018 or after the occurrence an event of default (as defined in the Note). In the event of any conversion, all interest shall be also converted into equity and shall not be payable in cash.

If the Company sells equity securities in a single transaction or series of related transactions for cash of at least $1,000,000 (excluding the conversion of the Note and excluding the shares of common stock to be issued upon exercise of the warrants) on or before the maturity date, all of the unpaid principal on the Note plus accrued interest shall be automatically converted at the closing of the equity financing into a number of shares of the same class or series of equity securities as are issued and sold by the Company in such equity financing (or a class or series of equity securities identical in all respects to and ranking pari passu with the class or series of equity securities issued and sold in such equity financing) as is determined by dividing (i) the principal and accrued and unpaid interest amount of the Note by (ii) 60% of the price per share at which such equity securities are issued and sold in such equity financing.

The Warrant is exercisable at $0.10 per share and expires 60 months following the date of issuance. The Warrant is subject to anti-dilution protection, subject to certain customary exceptions.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

Common stock

In April 2017, the Company issued 41,674 shares of its common stock for consulting services rendered valued at $7,126.

In May 2017, the Company issued 528,302 shares of its common stock in exchange for 1,000,000 warrants exercised on a cashless basis.

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2016. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

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

Our Annual Report filed on Form 10-K for the year ended December 31, 2016 provides additional information about our business and operations.

Results of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The discussion of the results of our operations compares the three months ended March 31, 2017 with the three months ended March 31, 2017 and are not necessarily indicative of the results which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions.  We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended March 31, 2017 and March 31, 2016

Results of Operations

	Three Months Ended
	March 31,
	2017	2016
Revenue	434,507	$124,702

Cost of sales	341,042	294,808
Gross profit (loss)	93,465	(170,106)
Operating expenses:
Selling & marketing	279,727	123,366
Research & development	44,702	85,617
General and administrative expenses	737,681	471,025
Amortization & depreciation	145,488	138,538
Total operating expenses	1,207,598	818,546
Operating loss	(1,114,133)	(988,652)

Unrealized gain (loss) on derivative liabilities	310,773	(3,412,059)
Interest income/(expense)	164	(110,165)
Net (loss)	(803,196)	(4,510,876)
Deemed dividend on Series A Convertible preferred stock	(20,000)	(21,875)
Net loss attributable to common stockholders	$(823,196)	$(4,532,751)
Net loss per common share – basic and diluted	(0.01)	(0.06)
Weighted average common shares outstanding – basic and diluted	111,884,024	81,717,154

Revenue

For the three months ended March 31, 2017 and 2016, revenue was $434,507 and $124,702, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues increased due to a change of marketing focus.

Cost of Sales

For the three months ended March 31, 2017 and 2016, cost of sales was $341,042 and $294,808, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit (Loss)

An increase in our revenues resulted in a gross profit of $93,465 for the current period, as compared to a gross loss of $170,106 during the three months ended March 31, 2016. Gross profit increased as a result of lower implementation costs as compared to the same period in 2016.

Selling and Marketing Expenses

Selling and marketing expenses were $279,727 and $123,366 for the three months ended March 31, 2017 and 2016, respectively.  The increase resulted from the higher sales activity in 2017 as compared to 2016.

Research and Development Expenses

Research and development expenses were $44,702 and $85,617 for three months ended March 31, 2017 and 2016, respectively. Research and development expenses decreased from period to period and reflect continued developments of our product.

General and Administrative Expenses

General and administrative expenses were $737,681 and $471,025 for the three months ended March 31, 2017 and 2016, respectively. General and administrative expenses increased $266,656 due to increases in sales and support personnel and service providers. Stock based compensation for the three months ended March 31, 2017 was $211,464 as compared to $215,778 for the same period last year.

Amortization and Depreciation

Amortization and depreciation expenses were $145,488 and $138,538 for the three months ended March 31, 2017 and 2016, respectively. The increase in expense was primarily related to added patent costs in later 2016 and 2017.

Gain (Loss) on change in Fair Value of Derivative Liabilities

In October 2015, 2016 and 2017, we issued warrants with an embedded reset provisions requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $310,733 on change in fair value of derivative liabilities for the three months ended March 31, 2017 as compared to a loss of $3,412,059 for the same period last year. The primary driver of the change in our derivative liability is our stock price. Generally, as our stock price increases, the liability increases resulting in a larger non-cash loss for the period to period change.

Interest Income (Expense), net

Interest income (expense), net during the three months ended March 31, 2017 was $164 compared to $(110,165) for the three months ended March 31, 2017. For 2016, Interest expense consists of amortization of debt discounts and interest incurred relating to our issued notes payable, as compared to interest income of $164 for the three months ended March 31, 2017.

Contracts in Process/Revenue Recognition

Under current accounting procedures, the Company only recognizes revenue on new contracts for the actual services delivered in the period under the following criteria: (i) the contract has been signed and delivered to the Company; (ii) the services have been performed or delivered; and (iii) the client has been billed for the services delivered. The Company does not record deferred revenues for new contracts until the first payment for services has been received. The Company only records accounts receivable for the amount of revenue recognized as service is rendered, even if the client has been billed for the entire contract value. The table below summarizes the amount of contract value in excess of the revenue recognized of $1,797,367, our deferred revenue of $456,444 and amount recognized in the amount of $434,507. Contract and deferred revenues are expected to be recognized in future periods. The Company also receives contracts for service hours but whose total contract value is uncertain. These “fee for service contracts” are recorded in the table below only if the services have been delivered and the associated revenue has been recognized.

A summary of our contracts in process is as follows:

	Contracts in Process
	March 31, 2017
		Revenue	Revenue Recognized	Deferred	Contract Amount in Excess of Deferred
	Contract	Recognized	3 Months Ended	Revenue	Revenue and
	Amount	prior to 2017	March 31, 2017	March 31, 2017	Recognized Revenue
Fixed Contracts	$3,295,831	$607,513	$434,507	$456,444	$1,797,367
Fee for Service Contracts	-		-
	$3,295,831	$607,513	$434,507	$456,444	$1,797,367

Liquidity and Capital Resources

Working Capital

	At March 31,	At December 31,
	2017	2016
Current Assets	$856,152	$1,474,823
Current Liabilities	3,934,035	4,166,913
Working Capital (Deficit)	$(3,077,883)	$(2,692,090)

The working capital (deficit) (current liabilities in excess of current assets) for the periods ended March 31, 2017 and December 31, 2016 was $(3,077,883) and $(2,692,090) respectively. The increase in working capital deficit was primarily due to decrease in our cash of $625,754, net with a decrease in current liabilities of $232,878. Adjusting for the non-cash derivative liability, working capital would have been $96,032 at March 31, 2017. In addition, the Company used actual net cash in operations of $613,048 during the three months ended March 31, 2017. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

	For the three months ended
	March 31,
	2017	2016

Net Cash (Used in) Operating Activities	$(613,048)	$(564,700)
Net Cash (Used in) Investing Activities	(56,706)	(36,067)
Net Cash Provided by (Used in) Financing Activities	44,000	(6,000)
Decrease in Cash	$(625,754)	$(606,767)

We had cash in the amount of $783,664 and $1,409,418 as of March 31, 2017 and December 31, 2016, respectively.

On January 12, 2017, we entered into a Common Stock and Warrant Purchase Agreement with an investor for the issuance and sale of 357,143 shares of common stock of the Company and warrants to purchase up to an aggregate of 40,000 shares of common stock of the Company, representing $50,000 of proceeds. The warrants are exercisable at $0.25 per share for five years from the date of issuance and subject to anti-dilution protection as defined.

On April 11, 2017, the Company issued a convertible promissory note in the principal amount of $50,000 (the “Note”) and warrant (the “Warrant”) to purchase 500,000 shares of common stock of the Company. The Note and Warrant were issued in connection with an election granted under our October 9, 2015 Note and Warrant Purchase Agreement (the “October 2015 Purchase Agreement”) whereby any investor in the October 2015 Purchase Agreement within the three-year period immediately following the initial closing date may purchase an additional note in the principal amount equal to 50% of the principal amount of the initial note purchased by such investor at previous closings and an additional warrant with an aggregate exercise price equal to such investor’s the principal amount of such additional note.

The Note bears interest at 10% and matures the earlier of October 9, 2018 or after the occurrence an event of default (as defined in the Note). In the event of any conversion, all interest shall be also converted into equity and shall not be payable in cash.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, relate to capitalized legal patent costs, income taxes, goodwill, intangible assets, share-based payments, revenue recognition, and research and other accounting descriptions. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 25, 2016, in connection with a voluntary mediation, the parties reached an agreement in principle to settle the consolidated actions. The terms of the agreement include a settlement payment to the class of $1,525,000 from the Company’s insurer, with no admission of liability by any party. In 2015, the Company paid a deductible under its D&O insurance policy in the amount of $100,000 regarding this matter. On May 8, 2017, the Court approved the settlement in all respects, and dismissed the case with prejudice.

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

The Company is named as a nominal defendant. The Company understands that the Named Individuals intend to vigorously defend the lawsuit. The defendants filed a motion to dismiss the complaint in February 2017. On May 8, 2017, the Court granted the motion to dismiss, and denied Plaintiff’s request for leave to amend the complaint. While the Company believes that its legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation, the related legal fees, or the impact on the financial results of the Company can be made as of the date of this statement.

We may become involved in various other routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, our management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1.A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15 day of May 2017.

AUDIOEYE, INC.

By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

By:	/s/ Todd Bankofier
Todd Bankofier
Chief Executive Officer

