Form 10-Q
period 2017-06-30
AUDIOEYE INC
filed 2017-08-14
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 14, 2017, 112,564,118 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of June 30, 2017 and 2016 and for the three and six month periods ended June 30, 2017 and 2016 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$408,877	$1,409,418
Accounts receivable, net	253,954	44,645
Marketable securities, held in related party	1,200	1,200
Prepaid expenses and other current assets	24,487	19,560
Total current assets	688,518	1,474,823

Property and equipment, net	14,994	-

Intangible assets, net	2,072,071	2,313,249
Goodwill	700,528	700,528

Total assets	$3,476,111	$4,488,600

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$104,740	$245,677
Notes and loans payable, current	11,800	23,800
Related party payables	17,535	32,118
Derivative liabilities	4,344,252	3,478,626
Deferred rent	5,415	207
Deferred revenue	852,050	386,485
Total current liabilities	5,335,792	4,166,913

Long term liabilities:
Convertible note, net of debt discount of $42,674	7,326	-
Deferred rent	8,472	14,450

Total liabilities	5,351,590	4,181,363

Stockholders' (deficit) equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, 160,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	2	2
Common stock, $0.00001 par value, 250,000,000 shares authorized, 112,564,118 and 111,512,001 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,126	1,115
Additional paid-in capital	34,963,577	34,124,181
Accumulated deficit	(36,840,184)	(33,818,061)
Total stockholders' (deficit) equity	(1,875,479)	307,237

Total liabilities and stockholders' (deficit) equity	$3,476,111	$4,488,600

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues	$684,224	$186,859	$1,118,731	$311,561

Cost of revenue	440,033	297,764	781,075	592,572

Gross profit (loss)	244,191	(110,905)	337,656	(281,011)

Operating expenses:
Selling and marketing	337,156	194,201	616,883	317,567
Research and development	49,267	84,996	93,969	170,613
General and administrative	615,528	821,898	1,353,209	1,292,923
Amortization and depreciation	147,921	139,835	293,409	278,373
Total operating expenses	1,149,872	1,240,930	2,357,470	2,059,476

Operating loss	(905,681)	(1,351,835)	(2,019,814)	(2,340,487)

Other income (expense):
Unrealized (loss) gain on derivative liabilities	(1,264,962)	70,908	(954,189)	(3,341,151)
Unrealized loss on marketable securities	-	(900)	-	(900)
Loss on settlement of debt	-	(1,664,281)		(1,664,281)
Other income	-	750		750
Interest income (expense), net	(48,284)	(566,282)	(48,120)	(676,447)
Total other income (expense)	(1,313,246)	(2,159,805)	(1,002,309)	(5,682,029)

Net loss	(2,218,927)	(3,511,640)	(3,022,123)	(8,022,516)

Dividend on Series A Convertible preferred stock	(20,000)	(18,125)	(40,000)	(40,000)

Net loss available to common stockholders	$(2,238,927)	$(3,529,765)	$(3,062,123)	$(8,062,516)

Net loss per common share-basic and diluted	$(0.02)	$(0.04)	$(0.03)	$(0.09)

Weighted average common shares outstanding-basic and diluted	112,371,472	98,295,458	112,129,095	90,006,306

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	111,512,001	$1,115	160,000	$2	$34,124,181	$(33,818,061)	$307,237
Common stock sold for cash	357,143	4	-	-	49,996	-	50,000
Common stock issued for services	166,672	2	-	-	24,999	-	25,001
Common stock issued in exchange for exercise of warrants on a cashless basis	528,302	5	-	-	(5)	-	-
Reclassify fair value of liability warrants issued in connection with sale of common stock	-	-	-	-	(6,062)	-	(6,062)
Reclassify fair value of liability warrants exercised	-	-	-	-	184,569	-	184,569
Warrants and options issued for services	-	-	-	-	483,816	-	483,816
Restricted stock units issued in payment of accrued compensation	-	-	-	-	102,083	-	102,083
Net loss	-	-	-	-	-	(3,022,123)	(3,022,123)
Balance, June 30, 2017	112,564,118	$1,126	160,000	$2	$34,963,577	$(36,840,184)	$(1,875,479)

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,022,123)	$(8,022,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293,409	278,373
Amortization of debt discounts	7,326	600,301
Bad debt expense	358	-
Non cash interest expense associated with derivative warrants	39,944	-
Option, warrant, RSU and PSU expense	571,316	688,292
Stock issued for services	25,001	28,458
Unrealized loss on marketable securities	-	900
Loss on change in derivative liabilities	954,189	3,341,151
Loss on settlement of debt	-	1,664,281
Changes in operating assets and liabilities:
Accounts receivable	(209,667)	(3,547)
Other current assets	(4,927)	-
Accounts payable and accruals	(140,937)	93,439
Deferred rent	(770)	-
Deferred revenue	465,565	355,659
Related party payables	-	(93,938)
Net cash (used in) operating activities	(1,021,316)	(1,069,147)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(16,255)	-
Cash paid for intellectual property	(50,970)	(40,972)
Net cash (used in) investing activities	(67,225)	(40,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	50,000	1,579,082
Issuance of convertible note payable	50,000	-
Repayments of notes payable	(12,000)	(12,000)
Net cash provided by financing activities	88,000	1,567,082

Net (decrease) increase in cash	(1,000,541)	456,963
Cash-beginning of period	1,409,418	1,687,257
Cash-end of period	$408,877	$2,144,220

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

Non cash investing and financing activities:
Reclassify fair value of liability warrants from equity to liability upon issuance	$6,062	$218,786
Reclassify fair value of liability warrants from liability to equity upon exercise	$184,569	$-
Debt discount originated from derivative feature of warrants attached to note	$50,000	$-
Common stock issued in settlement of convertible notes payable and accrued interest	$-	$1,078,123
Warrants issued in settlement of convertible notes and accrued interest	$-	$1,541,678
Restricted stock units issued in payment of accrued compensation	$14,583	$-
Common stock issued for cashless exercise of warrants	$5	$-
Common stock issued on conversion of preferred stock	$-	$9

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

The Company had three major customers including their affiliates which generated approximately 39% (18%, 11% and 10%) of its revenue in the three months ended June 30, 2017.

The Company had two major customers including their affiliates which generated approximately 30% (17% and 13%) of its revenue in the six months ended June 30, 2017.

At June 30, 2017, the Company had three customers representing 29%, 25% and 12% (an aggregate of approximately 66%) of the outstanding accounts receivable.

Certain Software as a Service (SaaS) are prepared and invoiced on an annual basis. Any funds received for hosting services not provided yet are held in deferred revenue, and are recorded as revenue when earned.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

On October 9, 2015, the Company issued convertible promissory notes representing $2,500,000 in aggregate principal together with warrants exercisable for up to 25,000,000 shares of the Company’s common stock. The warrants have a strike price of $0.10 and term of 5 years. Also, on April 11, 2017, pursuant to the terms of the purchase agreement entered into in connection with the convertible promissory notes and warrants issued on October 9, 2015, the Company issued an additional $50,000 convertible promissory note together with warrants exercisable for up to 500,000 shares of the Company’s common stock on the same terms and conditions as the convertible promissory notes and warrants issued by the Company on October 9, 2015.

In addition, in 2016 and the six months ended June 30, 2017, in connection with the sale of the Company’s common stock, the Company issued warrants exercisable for up to 1,792,000 shares of the Company’s common stock. The warrants have a strike price of $0.25 and a term of 5 years.

In accordance with ASC 815, these outstanding warrants are deemed to be derivatives. The value of the derivative instrument will fluctuate with the price of the Company’s common stock and is recorded as a current liability on the Company’s Consolidated Balance Sheets. The change in the value of the liability is recorded as “unrealized gain (loss) on derivative liability” on the Consolidated Statements of Operations. This is a non-cash income (expense) item and is adjusted in the “operating activities” of the Consolidated Statements of Cash Flow. At June 30, 2017 and December 31, 2016, the derivative liability was stated at $4,344,252 and $3,478,626, respectively. The change in fair value of $954,189 was driven by the increased value of the Company’s common stock in the period and recorded as the “Loss on change in derivative liability” in the Consolidated Statements of Operations for the six months ended June 30, 2017. As the warrants are exercised or expire, the derivative liability will be adjusted on the balance sheet and an adjustment will be reflected in stockholders equity under additional paid-in capital.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

In October and November 2015 and April 2017, the Company issued warrants with an exercise price of $0.10 in connection with a convertible debt instruments. The five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.10 per share. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value.

The Company estimated the fair value of these derivative warrants at initial issuance and again at each balance sheet date. The changes in fair value are recognized in earnings in the Consolidated Statements of Operations under the caption “unrealized gain/(loss) – derivative liability” until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value and as of the dates of issuance, the price of the Company stock ranged $0.031 to $0.187, volatility was estimated to be 102% to 172%, the risk free rate ranged 1.14% to 1.79% and the remaining term was 5 years.

In 2016 and the six months ended June 30, 2017, the Company issued warrants with an exercise price of $0.25 in connection with the sale of the Company’s common stock. The five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.25 per share. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value.

The Company estimated the fair value of these derivative warrants at initial issuance and again at each balance sheet date. The changes in fair value are recognized in earnings in the Consolidated Statements of Operations under the caption “unrealized gain/(loss) – derivative liability” until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value and as of the dates of issuance, the price of the Company stock ranged $0.152 to $0.195, volatility was estimated to be from 169% to 178%, the risk free rate ranged 1.22% to 1.87% and the remaining term was 5 years. The estimated initial fair value of these warrants of $280,777 during 2016 and $6,062 during the six months ended June 30, 2017 was reclassified from equity to liability at the date of issuance.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

On May 2, 2017, a warrant holder exercised a warrant to acquire 1,000,000 shares of the Company’s common stock under a cashless provision. The Company used the Black-Scholes Option Pricing model to estimate the fair value and as of the date of exercise, the price of the Company stock was $0.20, volatility was estimated at 171%, the risk free rate of 1.45% and the remaining term was 3.4 years. The estimated initial fair value of the warrant of $184,569 was reclassified from liability to equity at the date of exercise.

At June 30, 2017, the price of the Company stock was $0.181, volatility was estimated to be 169.7%, the risk free rate from 1.55% to 1.89% and the remaining term ranged from 3.29 to 4.78 years. As of June 30, 2017, the fair value of the warrants was determined to be $4,344,252, resulting in an unrealized loss on the change in the fair value of this derivative liability of $1,264,962 and $954,189 for the three and six months ended June 30, 2017, respectively.

The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of June 30, 2017 and December 31, 2016:

		Fair Value
	Fair Value	Hierarchy
Assets
Marketable securities, June 30, 2017	$1,200	Level 1
Marketable securities, December 31, 2016	$1,200	Level 1

Liabilities
Derivative Liability, June 30, 2017	$4,344,252	Level 3
Derivative Liability, December 31, 2016	$3,478,626	Level 3

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this ASU, recharacterizes the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently reviewing the impact of adoption of ASU 2017-11on its financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2017, the Company had cash of $408,877 and a working capital deficit of $4,647,274, principally due to the inclusion of non-cash derivative liability recorded in current liabilities. Excluding the derivative liability, the Company’s working capital deficit would have been $303,022. In addition, the Company used actual net cash in operations of $1,021,316 during the six months ended June 30, 2017. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2017, the Company sold shares of common stock and warrants for net proceeds, after commissions and other costs, of $50,000. In addition, in April 2017, the Company issued a convertible promissory note for net proceeds of $50,000. It is anticipated that the Company has cash sufficient to fund operations through September 2017.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30, 2017	December 31, 2016
Computer equipment	$41,733	$25,478
Less accumulated depreciation	(26,739)	(25,478)
Property and equipment, net	$14,994	$-

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful life of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

The Company spent $16,255 in purchase of equipment during six months ended June 30, 2017. Depreciation expense was $814 and $1,261 for the three and six months ended June 30, 2017 and 2016, respectively; and $0 for the three and six months ended June 30, 2016.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

NOTE 4 — RELATED PARTY TRANSACTIONS

Dr. Carr Bettis, Executive Chairman and Chairman of Board of Directors

As of June 30, 2017 and December 31, 2016, the Company owed Dr. Bettis $5,992 and $20,575 in accrued salary, respectively. In addition, AudioEye sub-leases office space in Scottsdale, Arizona for certain Company employees, including Todd Bankofier, CEO, from Verus Analytics, Inc, a company in which Dr. Bettis has a controlling interest. As the Company has taken on more employees, the sub-lease amount has increased from $500 per month to $1,084 per month totaling $3,252 and $4,752 for the three and six months ended June 30, 2017, respectively; and $1,500 and $3,000 for the three and six months ended June 30, 2016. The amount of $0 was due as of June 30, 2017 and December 31, 2016. At June 30, 2017 and December 31, 2016, an estimated $8,000 was due and accrued to Dr. Bettis for unreimbursed travel related expenses.

Sean Bradley, President, Chief Technology Officer, and Secretary

As of June 30, 2017 and December 31, 2016, the Company owed Sean Bradley $3,543 in accrued salary.

Other

The Company holds 60,000 shares in Peartrack Security Systems, formerly Ecologic Transportation, as of June 30, 2017, resulting from the conversion of a $60,000 accounts receivable balance in 2014. Peartrack Security Systems is an entity whose Executive Chairman was former Company director, Edward Withrow III.

In summary, as of June 30, 2017 and December 31, 2016, the total balances of related party payables were $17,535 and $32,118, respectively.

NOTE 5 — INTANGIBLE ASSETS

For the six months ended June 30, 2017, the Company invested in software development and patents in the amounts of $50,970 and $-0- respectively; and $0 and $40,972 for the six months ended June 30, 2016, respectively.

Prior to December 31, 2015, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Software development costs are amortized over their estimated useful life of three years.

Prior to any impairment adjustment, intangible assets consisted of the following:

	June 30,	December 31,
	2017	2016
Patents	$3,697,710	$3,697,710
Capitalized software development	672,537	621,567
Accumulated amortization	(2,298,176)	(2,006,028)
Intangible assets, net	$2,072,071	$2,313,249

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

Amortization expense for patents totaled $93,648 and $185,230 for the three and six months ended June 30, 2017, respectively; and $94,076 and $186,855 for the three and six months ended June 30, 2016, respectively. Amortization expense for software development totaled $53,459 and $106,918 for the three and six months ended June 30, 2016, respectively; and $45,759 and $91,518 for the three and six months ended June 30, 2016, respectively.

Total amortization expense totaled $292,148 and $278,373 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 6 — NOTES PAYABLE

As of June 30, 2017 and December 31, 2016, the Company has short term and long term notes payable of $11,800 and $7,326 and $23,800 and $0, respectively as shown in the table below.

Notes and loans payable	June 30, 2017	December 31, 2016
Short Term
Maryland TEDCO	$11,800	$23,800
Total	$11,800	$23,800
Long Term
Convertible Secured Note (net of unamortized discounts of $42,674 in 2017)	$7,326	-
Total	$7,326	$-

Maryland TEDCO

As of December 31, 2012, the Company had an outstanding loan to a third party in the amount of $74,900, which was originally issued during 2006 as part of an Investment Agreement. The loan was unsecured and bore interest at 25% per year for four years. The Company had accrued interest of $74,900, which was included in accounts payable and accrued expenses on the consolidated balance sheets. The note was in default until October 24, 2011, at which time the Company entered into a Termination and Release Agreement (“Release”) with the third party. The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the third-party in the combined amount of principal and accrued interest to date, for a total principal amount of $149,800. The note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011. As of June 30, 2017 and December 31, 2016, the principal amount owing was $11,800 and $23,800, respectively, all of which is current. The Company has paid $12,000 for the six months ended June 30, 2017.

Convertible Secured Note

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

The Warrant is exercisable at $0.10 per share and expires 5 years following the date of issuance. The Warrant is subject to anti-dilution protection, subject to certain customary exceptions.

The estimated fair value of the issued warrant of $89,944 was charged as a debt discount up to the net proceeds of the note ($50,000) and the excess ($39,944) recorded as current period interest expense. The Company amortized $7,326 of the debt discount to current period operations as interest expense.

NOTE 7 — STOCKHOLDERS’ EQUITY

As of June 30, 2017 and December 31, 2016, the Company had 112,564,118 and 111,512,001 shares of common stock issued and outstanding, respectively, and the Company had 160,000 shares of Series A Convertible Preferred Stock issued at $10 per share, paying a 5% cumulative annual dividend and convertible at 0.1754 per share of common stock.

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

In April 2017, the Company issued 41,674 shares of its common stock in payment for consulting services at a fair value of $7,126.

In May 2017, the Company issued 528,302 shares of its common stock upon the cashless exercise of outstanding warrants to purchase 1,000,000 shares of common stock.

Options

As of June 30, 2017 and December 31, 2016, the Company has outstanding options to purchase 25,777,057 and 25,731,207 shares of common stock, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

					Intrinsic
			Wtd Avg.		Value
	Number of	Wtd Avg.	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2016	25,731,207	$0.20	3.34	15,091,366	$1,161,244
Granted	200,000	0.15	5.00		-
Forfeited/Expired	(754,150)	0.29
Outstanding at June 30, 2017	25,177,057	$0.19	2.90	16,243,311	$1,732,960

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

Option grants during the six months ended June 30, 2017 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.50 to 3.50 years, expected volatility of 169.46% to 175.56%, risk free interest rate of 1.42% to 1.66%, and expected dividend yield of 0%.

At June 30, 2017, the Company was obligated, but had not issued, an aggregate of 1,250,000 employee options (1,000,000 of which to a board director) with an exercise price of $0.166 per share and expiring five years from date of issuance. The Company accrued $138,009 as stock based compensation for the vesting portion to current period operations.

For the three and six months ended June 30, 2017 and 2016, total stock compensation expense related to the options totaled $257,619 and $425,033 and $414,031 and $540,119, respectively.

The outstanding unamortized stock compensation expense related to options was $229,174 (which will be recognized through March 2020) as of June 30, 2017.

Warrants

Below is a table summarizing the Company’s outstanding warrants as of June 30, 2017 and December 31, 2016:

				Intrinsic
			Wtd Avg.	Value
	Number of	Wtd Avg.	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2016	63,433,041	$0.15	3.55	$3,662,610
Granted	790,000	0.11	4.37
Exercised	(1,000,000)	0.10
Forfeited/Expired	(100,000)	0.35
Outstanding at June 30, 2017	63,123,041	$0.15	3.06	$5,541,366

In January 2017, the Company issued 40,000 warrants with an exercise price of $0.25 in connection with the sale of the Company’s common stock. The five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.25 per share.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

In January 2017, in exchange for services rendered, the Company issued 250,000 warrants to purchase shares of the Company’s common stock with an exercise price of $0.12 per share that vested immediately. The fair value on the grant date of the warrants was $29,433.

In April 2017, the Company issued 500,000 warrants with an exercise price of $0.10 in connection with issuance of a convertible note. The five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.10 per share. (Note 6)

The warrant grants for services during the six months ended June 30, 2017 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.0 years, expected volatility of 175.64%, risk free interest rate of 1.48%, and expected dividend yield of 0%.

For the three and six months ended June 30, 2017 and 2016, the Company has incurred warrant-based expense of $14,733 and $58,783 and $58,483 and $148,173, respectively. The outstanding unamortized stock compensation expense related to warrants was $18,335 (which will be recognized through March 2018) as of June 30, 2017.

Restricted stock units (“RSU”)

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2017:

Restricted stock units issued as of January 1, 2017	1,252,620
Granted	1,330,851
Total Restricted stock units issued at June 30, 2017	2,583,471
Vested at June 30, 2017	-
Unvested restricted stock units as of June 30, 2017	2,583,471

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

On June 22, 2017, the Company granted 253,554 RSUs for accrued and unpaid compensation for the period from April 1, 2017 through June 30, 2017 in the amount of $43,750. The RSUs vest upon the satisfaction of both of the following conditions: (i) recipient remains in service to the Company continuously through and until July 1, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award.

In connection with the issuance of the above described RSUs as payment for accrued compensation, the Company reclassified to equity the settled an aggregate salary accrual of $102,083 during the six months ended June 30, 2017. Out of the total settled accrued salary during six months ended June 30, 2017, $14,583 was for the compensation accrued as of December 31, 2016 and $87,500 was for compensation expense earned during the six months ended June 30, 2017.

On June 22, 2017, the Company granted 665,000 RSUs for services provided by a board member. The RSUs vest upon the satisfaction of both of the following conditions: (i) recipient remains in service to the Company continuously through and until July 1, 2018, and (ii) the Company undergoes a change of control during the seven-year term of the award.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Litigation

In April 2015, two shareholder class action lawsuits were filed against the Company and former officers Nathaniel Bradley and Edward O’Donnell in the U.S. District Court for the District of Arizona. The plaintiffs alleged various causes of action against the defendants arising from our announcement that our previously issued financial results for the first three quarters of 2014 and the guidance for the fourth quarter of 2014 and the full year of 2014 could no longer be relied upon. The complaints sought among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees. The Court appointed a lead plaintiff and lead counsel, and consolidated the actions. A consolidated amended complaint was filed under the caption In re AudioEye, Inc. Sec. Litigation. The Company and individual defendants filed a motion to dismiss.

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

On July 26, 2016, a shareholder derivative complaint entitled Denese M. Hebert, derivatively on Behalf of Nominal Defendant AudioEye, Inc., v. Bradley, et al., was filed in the State of Arizona Superior Court for Pima County. The complaint generally asserted causes of action related to the Company’s restatement of its financial statements for the first three fiscal quarters of 2014. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant.

The defendants filed a motion to dismiss, which the Court granted on May 8, 2017, while also denying Plaintiff’s request for leave to amend the complaint. While the Company believes that its legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation, the related legal fees, or the impact on the financial results of the Company can be made as of the date of this statement.

We may become involved in various other routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, our management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

NOTE 9 — SUBSEQUENT EVENTS

On July 10, 2017, the Company granted an aggregate of 1,250,000 options to purchase the Company’s common stock at an exercise price of $0.166 per share for five years. 1,000,000 of the issued options vest immediately, with the remaining vesting at 50% on the one year anniversary and 1/24th over the following 12 months.

On August 10, 2017, the Company granted 415,000 RSUs to each of Alexander Zyngier, Ernest Purcell and Anthony Coelho for their continued service on the Board of Directors. Such RSUs vest upon the first to occur of the following: (i) April 30, 2018 provided that the director’s service with the Company has not terminated prior to such date and (ii) the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders (the “Vesting Condition”). Such RSUs that vest under the Vesting Condition shall be settled on the earlier of April 30, 2024 or immediately prior to the closing of a “change in control event” within the meaning of Treasury Regulation Section 1.409A-3(i)(5) (the “Settlement Condition”). The Company further granted 40,000 RSUs to each of Ernest Purcell and Alexandre Zyngier for their continued service as the chairs of committees of the Board of Directors, in each case subject to both the Vesting Condition and Settlement Condition. In addition, the Company amended all outstanding RSUs previously granted by the Company (the “Existing RSUs”) to provide that the Existing RSUs shall vest the first to occur of the following: (i) the date that the applicable Continuous Service (as defined in the applicable Company incentive compensation plan) period is complete, provided that the applicable director’s, or employee’s, as the case may be, service with the Company has not terminated prior to such date and (ii) in the case of awards to directors, the date of a meeting of the stockholders of the Company at which such director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders.  As amended by the Compensation Committee, any vested Existing RSUs shall be settled on the earlier of immediately prior to the expiration of such vested Existing RSU or immediately prior to the closing of a “change in control event” within the meaning of Treasury Regulation Section 1.409A-3(i)(5).

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

Results of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The discussion of the results of our operations compares the three and six months ended June 30, 2017 with the three and six months ended June 30, 2017 and are not necessarily indicative of the results which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions.  We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended June 30, 2017 and June 30, 2016

Results of Operations

	Three Months Ended
	June 30,
	2017	2016
Revenue	$684,224	$186,859

Cost of sales	440,033	297,764
Gross profit (loss)	244,191	(110,905)
Operating expenses:
Selling & marketing	337,156	194,201
Research & development	49,267	84,996
General and administrative expenses	615,528	821,898
Amortization & depreciation	147,921	139,835
Total operating expenses	(1,149,872)	(1,240,930)
Operating loss	(905,681)	(1,351,835)

Unrealized (loss) gain on derivative liabilities	(1,264,962)	70,908
Unrealized loss on marketable securities	-	(900)
Loss on settlement of debt	-	(1,664,281)
Other income	-	750
Interest income/(expense)	(48,284)	(566,282)

Net (loss)	(2,218,927)	(3,511,640)
Deemed dividend on Series A Convertible preferred stock	(20,000)	(18,125)
Net loss attributable to common stockholders	$(2,238,927)	$(3,529,765)
Net loss per common share – basic and diluted	(0.02)	(0.04)
Weighted average common shares outstanding – basic and diluted	112,371,472	98,295,458

Revenue

For the three months ended June 30, 2017 and 2016, revenue was $684,224 and $186,859, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues increased due to a change of marketing focus.

Cost of Sales

For the three months ended June 30, 2017 and 2016, cost of sales was $440,033 and $297,764, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit (Loss)

An increase in our revenues resulted in a gross profit of $244,191 for the current period, as compared to a gross loss of $110,905 during the three months ended June 30, 2016. Gross profit increased as a result of lower implementation costs as compared to the same period in 2016.

Selling and Marketing Expenses

Selling and marketing expenses were $337,156 and $194,201 for the three months ended June 30, 2017 and 2016, respectively.  The increase resulted from the higher sales activity in 2017 as compared to 2016.

Research and Development Expenses

Research and development expenses were $49,267 and $84,996 for three months ended June 30, 2017 and 2016, respectively. Research and development expenses decreased from period to period and reflect continued developments of our product.

General and Administrative Expenses

General and administrative expenses were $615,528 and $821,898 for the three months ended June 30, 2017 and 2016, respectively. General and administrative expenses decreased $206,370 due primarily to reduction in stock based compensation and decrease in service provider costs. Stock based compensation for the three months ended June 30, 2017 was $279,478 as compared to $450,972 for the same period last year.

Amortization and Depreciation

Amortization and depreciation expenses were $147,921 and $139,835 for the three months ended June 30, 2017 and 2016, respectively. The increase in expense was primarily related to added patent costs in later 2016 and 2017.

Gain (Loss) on change in Fair Value of Derivative Liabilities

In October 2015, 2016 and 2017, we issued warrants with an embedded reset provisions requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $1,264,962 on change in fair value of derivative liabilities for the three months ended June 30, 2017 as compared to a gain of $70,908 for the same period last year. The primary driver of the change in our derivative liability is our stock price. Generally, as our stock price increases, the liability increases resulting in a larger non-cash loss for the period to period change.

Loss on settlement of Debt

In April 2016, we issued common stock warrants in settlement of convertible debt and accrued interest. As such, we incurred a non-cash loss on debt settlement between the estimated fair value of the issued warrants and the carrying value of the debt and accrued interest of $1,664,281 for the three months ended June 30, 2016.

Interest Income (Expense), net

Interest income (expense), net during the three months ended June 30, 2017 was $(48,284) compared to $(566,282) for the three months ended June 30, 2016. For 2017, we incurred non cash interest charges and amortization of debt discounts relating to our issued notes of $39,644 and $7,326, respectively, as compared to 2016 of $0 and $506,898, respectively.

Comparative for the Six Months ended June 30, 2017 and June 30, 2016

Results of Operations

	Six Months Ended
	June 30,
	2017	2016
Revenue	$1,118,731	$311,561

Cost of sales	781,075	592,572
Gross profit (loss)	337,656	(281,011)
Operating expenses:
Selling & marketing	616,883	317,567
Research & development	93,969	170,613
General and administrative expenses	1,353,209	1,292,923
Amortization & depreciation	293,409	278,373
Total operating expenses	(2,357,470)	(2,059,476)
Operating loss	(2,019,814)	(2,340,487)

Unrealized loss on derivative liabilities	(954,189)	(3,341,151)
Unrealized loss on marketable securities	-	(900)
Loss on settlement of debt	-	(1,664,281)
Other income	-	750
Interest income/(expense)	(48,120)	(676,447)

Net (loss)	(3,022,123)	(8,022,516)
Deemed dividend on Series A Convertible preferred stock	(40,000)	(40,000)
Net loss attributable to common stockholders	$(3,062,123)	$(8,062,516)
Net loss per common share – basic and diluted	(0.03)	(0.09)
Weighted average common shares outstanding – basic and diluted	112,129,095	90,006,306

Revenue

For the six months ended June 30, 2017 and 2016, revenue was $1,118,731 and $311,561, respectively, consisting primarily of revenues from various levels of licensing, website design and maintenance. Revenues increased due to a change of marketing focus.

Cost of Sales

For the six months ended June 30, 2017 and 2016, cost of sales was $781,075 and $592,572, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit (Loss)

An increase in our revenues resulted in a gross profit of $337,656 for the current period, as compared to a gross loss of $281,011 during the six months ended June 30, 2016. Gross profit increased as a result of lower implementation costs as compared to the same period in 2016.

Selling and Marketing Expenses

Selling and marketing expenses were $618,883 and $317,567 for the six months ended June 30, 2017 and 2016, respectively.  The increase resulted from the higher sales activity in 2017 as compared to 2016.

Research and Development Expenses

Research and development expenses were $93,969 and $170,613 for six months ended June 30, 2017 and 2016, respectively. Research and development expenses decreased from period to period and reflect continued developments of our product.

General and Administrative Expenses

General and administrative expenses were $1,353,209 and $1,292,923 for the six months ended June 30, 2017 and 2016, respectively. General and administrative expenses increased $60,286 due primarily to increases in support staff and service providers, net with a reduction in stock based compensation. Stock based compensation for the six months ended June 30, 2017 was $596,317 as compared to $716,750 for the same period last year.

Amortization and Depreciation

Amortization and depreciation expenses were $293,409 and $278,373 for the six months ended June 30, 2017 and 2016, respectively. The increase in expense was primarily related to added patent costs in later 2016 and 2017.

Loss on change in Fair Value of Derivative Liabilities

In October 2015, 2016 and 2017, we issued warrants with an embedded reset provisions requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $954,189 on change in fair value of derivative liabilities for the six months ended June 30, 2017 as compared to a loss of $3,341,151 for the same period last year. The primary driver of the change in our derivative liability is our stock price. Generally, as our stock price increases, the liability increases resulting in a larger non-cash loss for the period to period change.

Loss on settlement of Debt

In April 2016, we issued common stock warrants in settlement of convertible debt and accrued interest. As such, we incurred a non-cash loss on debt settlement between the estimated fair value of the issued warrants and the carrying value of the debt and accrued interest of $1,664,281 for the six months ended June 30, 2016.

Interest Income (Expense), net

Interest income (expense), net during the six months ended June 30, 2017 was $(48,120) compared to $(676,447) for the six months ended June 30, 2016. For 2017, we incurred non cash interest charges and amortization of debt discounts relating to our issued notes of $39,644 and $7,326, respectively, as compared to 2016 of $0 and $600,301, respectively.

Contracts in Process/Revenue Recognition

Under current accounting procedures, the Company only recognizes revenue on new contracts for the actual services delivered in the period under the following criteria: (i) the contract has been signed and delivered to the Company; (ii) the services have been performed or delivered; and (iii) the client has been billed for the services delivered. The Company does not record deferred revenues for new contracts until the first payment for services has been received. The Company only records accounts receivable for the amount of revenue recognized as service is rendered, even if the client has been billed for the entire contract value. The table below summarizes the amount of contract value in excess of the revenue recognized of $2,235,544, our deferred revenue of $852,050 and amount recognized in the amount of $1,118,731 in 2017. Contract and deferred revenues are expected to be recognized in future periods. The Company also receives contracts for service hours but whose total contract value is uncertain. These “fee for service contracts” are recorded in the table below only if the services have been delivered and the associated revenue has been recognized.

A summary of our contracts in process is as follows:

	Contracts in Process
	June 30, 2017
		Revenue	Revenue Recognized	Deferred	Contract Amount in Excess of Deferred
	Contract	Recognized	6 Months Ended	Revenue	Revenue and
	Amount	prior to 2017	June 30, 2017	June 30, 2017	Recognized Revenue
Fixed Contracts	$4,813,838	$607,513	$1,118,731	$852,050	$2,235,544
Fee for Service Contracts	-		-
	$4,813,838	$607,513	$1,118,731	$852,050	$2,235,544

Liquidity and Capital Resources

Working Capital

	At June 30,	At December 31,
	2017	2016
Current Assets	$688,518	$1,474,823
Current Liabilities	5,335,792	4,166,913
Working Capital (Deficit)	$(4,647,274)	$(2,692,090)

The working capital (deficit) (current liabilities in excess of current assets) for the periods ended June 30, 2017 and December 31, 2016 was $(4,647,274) and $(2,692,090) respectively. The increase in working capital deficit was primarily due to decrease in our cash of $1,000,541, increase in derivative liability of $865,626 and deferred revenue of $465,565 net with a decrease in accounts payable and accrued expenses of $140,937 and decrease in accounts receivable of $209,667. Adjusting for the non-cash derivative liability, working capital deficit would have been $303,022 at June 30, 2017. In addition, the Company used actual net cash in operations of $1,021,316 during the six months ended June 30, 2017. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

	For the six months ended
	June 30,
	2017	2016

Net Cash (Used in) Operating Activities	$(1,021,316)	$(1,069,147)
Net Cash (Used in) Investing Activities	(67,225)	(40,672)
Net Cash Provided by Financing Activities	88,000	1,567,082
Decrease (Increase) in Cash	$(1,000,541)	$456,963

We had cash in the amount of $408,877 and $1,409,418 as of June 30, 2017 and December 31, 2016, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In April 2015, two shareholder class action lawsuits were filed against the Company and former officers Nathaniel Bradley and Edward O’Donnell in the U.S. District Court for the District of Arizona. The plaintiffs alleged various causes of action against the defendants arising from our announcement that our previously issued financial results for the first three quarters of 2014 and the guidance for the fourth quarter of 2014 and the full year of 2014 could no longer be relied upon. The complaints sought among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees. The Court appointed a lead plaintiff and lead counsel, and consolidated the actions. A consolidated amended complaint was filed under the caption In re AudioEye, Inc. Sec. Litigation. The Company and individual defendants filed a motion to dismiss.

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

On July 26, 2016, a shareholder derivative complaint entitled Denese M. Hebert, derivatively on Behalf of Nominal Defendant AudioEye, Inc., v. Bradley, et al., was filed in the State of Arizona Superior Court for Pima County. The complaint generally asserted causes of action related to the Company’s restatement of its financial statements for the first three fiscal quarters of 2014. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant.

The defendants filed a motion to dismiss , which the Court granted on May 8, 2017, while also denying Plaintiff’s request for leave to amend the complaint. While the Company believes that its legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation, the related legal fees, or the impact on the financial results of the Company can be made as of the date of this statement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14 day of August 2017.

AUDIOEYE, INC.

By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

By:	/s/ Todd Bankofier
Todd Bankofier
Chief Executive Officer