Form 10-Q
period 2017-09-30
AUDIOEYE INC
filed 2017-11-14
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 14, 2017, 130,262,723 shares of the registrant’s common stock were issued and outstanding

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of September 30, 2017 and 2016 and for the three and nine month periods ended September 30, 2017 and 2016 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$1,562,115	$1,409,418
Accounts receivable, net	72,501	44,645
Marketable securities, held in related party	1,200	1,200
Prepaid expenses and other current assets	33,010	19,560
Total current assets	1,668,826	1,474,823

Property and equipment, net	19,925	-

Intangible assets, net	2,113,999	2,313,249
Goodwill	700,528	700,528

Total assets	$4,503,278	$4,488,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$61,493	$245,677
Notes and loans payable, current	5,800	23,800
Related party payables	17,535	32,118
Derivative liabilities	3,258,208	3,478,626
Deferred rent	8,023	207
Deferred revenue	1,068,376	386,485
Total current liabilities	4,419,435	4,166,913

Long term liabilities:
Convertible note, net of unamortized debt discount of $34,249	15,751	-
Deferred rent	5,361	14,450

Total liabilities	4,440,547	4,181,363

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, 160,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	2	2
Common stock, $0.00001 par value, 250,000,000 shares authorized, 112,564,118 and 111,512,001 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,126	1,115
Additional paid in capital	35,268,366	34,124,181
Common stock subscription	1,450,000	-
Accumulated deficit	(36,656,763)	(33,818,061)
Total stockholders' equity	62,731	307,237

Total liabilities and stockholders' equity	$4,503,278	$4,488,600

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues	$744,380	$282,676	$1,863,111	$594,237

Cost of revenue	262,738	311,519	1,043,813	904,091

Gross profit (loss)	481,642	(28,843)	819,298	(309,854)

Operating expenses:
Selling and marketing	363,951	192,881	980,834	510,448
Research and development	44,704	85,192	138,673	255,805
General and administrative	822,310	602,041	2,175,519	1,894,964
Amortization and depreciation	143,661	150,328	437,070	428,701
Total operating expenses	1,374,626	1,030,442	3,732,096	3,089,918

Operating loss	(892,984)	(1,059,285)	(2,912,798)	(3,399,772)

Other income (expense):
Unrealized (loss) gain on derivative liabilities	1,086,044	351,055	131,855	(2,990,096)
Unrealized loss on marketable securities	-	900	-	-
Loss on settlement of debt	-	-		(1,664,281)
Other income	-	-		750
Interest income (expense), net	(9,639)	266	(57,759)	(676,181)
Total other income (expense)	1,076,405	352,221	74,096	(5,329,808)

Net income (loss)	183,421	(707,064)	(2,838,702)	(8,729,580)

Dividend on Series A Convertible preferred stock	(20,000)	(20,000)	(60,000)	(60,000)

Net income (loss) available to common stockholders	$163,421	$(727,064)	$(2,898,702)	$(8,789,580)

Net income (loss) per common share-basic	$0.00	$(0.01)	$(0.03)	$(0.09)

Net income (loss) per common share-diluted	$0.00	$(0.01)	$(0.03)	$(0.09)

Weighted average common shares outstanding-basic	112,564,118	107,382,344	112,275,696	95,840,596

Weighted average common shares outstanding-diluted	125,692,275	107,382,344	112,275,696	95,840,596

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

					Additional	Common
	Common stock		Preferred stock		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2016	111,512,001	$1,115	160,000	$2	$34,124,181	$-	$(33,818,061)	$307,237
Common stock sold for cash	357,143	4	-	-	49,996	-	-	50,000
Common stock issued for services	166,672	2	-	-	24,999	-	-	25,001
Common stock issued in exchange for exercise of warrants on a cashless basis	528,302	5	-	-	(5)	-	-	-
Common stock subscription	-	-	-	-	-	1,450,000	-	1,450,000
Reclassify fair value of liability warrants issued in connection with sale of common stock	-	-	-	-	(6,062)	-	-	(6,062)
Reclassify fair value of liability warrants exercised	-	-	-	-	184,569	-	-	184,569
Restricted stock units, warrants and options issued for services	-	-	-	-	876,105	-	-	876,105
Restricted stock units issued in payment of accrued compensation	-	-	-	-	14,583	-	-	14,583
Net loss	-	-	-	-	-	-	(2,838,702)	(2,838,702)
Balance, September 30, 2017	112,564,118	$1,126	160,000	$2	$35,268,366	$1,450,000	$(36,656,763)	$62,731

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,838,702)	$(8,729,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	437,070	428,701
Amortization of debt discounts	15,751	600,301
Bad debt expense	358	-
Non cash interest expense associated with derivative warrants	39,944	-
Option, warrant, RSU and PSU expense	876,105	913,002
Stock issued for services	25,001	47,458
Unrealized loss on marketable securities		-
Change in fair value of derivative liabilities	(131,855)	2,990,096
Loss on settlement of debt	-	1,664,281
Changes in operating assets and liabilities:
Accounts receivable	(28,214)	2,242
Other current assets	(13,450)	(16,440)
Accounts payable and accruals	(184,184)	173,558
Deferred rent	(1,273)	-
Deferred revenue	681,891	353,292
Related party payables	-	(138,730)
Net cash (used in) operating activities	(1,121,558)	(1,711,819)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(22,904)	-
Software development and patent costs	(234,841)	(42,007)
Net cash (used in) investing activities	(257,745)	(42,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	50,000	1,579,082
Issuance of convertible note payable	50,000	-
Proceeds from common stock subscriptions	1,450,000	-
Repayments of notes payable	(18,000)	(18,000)
Net cash provided by financing activities	1,532,000	1,561,082

Net increase (decrease) in cash	152,697	(192,744)
Cash-beginning of period	1,409,418	1,687,257
Cash-end of period	$1,562,115	$1,494,513

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

Non cash investing and financing activities:
Reclassify fair value of liability warrants from equity to liability upon issuance	$6,062	$218,786
Reclassify fair value of liability warrant from liability to equity upon exercise	$184,569	$-
Debt discount from derivative feature warrants attached to note	$50,000	$-
Common stock issued in settlement of convertible notes payable and accrued interest	$-	$1,078,123
Warrants issued in settlement of convertible notes and accrued interest	$-	$3,205,959
Restricted stock units issued in payment of accrued compensation	$14,583	$-
Common stock issued for cashless exercise of warrants	$5	$-
Common stock issued on conversion of preferred stock	$-	$9

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

The Company had two major customers including their affiliates which generated approximately 30% (20% and 10%) of its revenue in the three months ended September 30, 2017.

The Company had two major customers including their affiliates which generated approximately 29% (18% and 11%) of its revenue in the nine months ended September 30, 2017.

At September 30, 2017, the Company had four customers representing 44%, 17%, 14% and 12% (an aggregate of approximately 87%) of the outstanding accounts receivable.

Certain Software as a Service (SaaS) are prepared and invoiced on an annual basis. Any funds received for services not provided yet are held in deferred revenue, and are recorded as revenue when earned.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

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

In addition, in 2016 and the nine months ended September 30, 2017, in connection with the sale of the Company’s common stock, the Company issued warrants exercisable for up to 1,792,000 shares of the Company’s common stock. The warrants have a strike price of $0.25 and a term of 5 years.

In accordance with ASC 815, these outstanding warrants are deemed to be derivatives. The value of the derivative instrument will fluctuate with the price of the Company’s common stock and is recorded as a current liability on the Company’s Consolidated Balance Sheets. The change in the value of the liability is recorded as “unrealized gain (loss) on derivative liability” on the Consolidated Statements of Operations. This is a non-cash income (expense) item and is adjusted in the “operating activities” of the Consolidated Statements of Cash Flow. At September 30, 2017 and December 31, 2016, the derivative liability was stated at $3,258,208 and $3,478,626, respectively. The change in fair value of $131,855 was driven by the increased value of the Company’s common stock in the period and recorded as the “Gain on change in derivative liability” in the Consolidated Statements of Operations for the nine months ended September 30, 2017. As the warrants are exercised or expire, the derivative liability will be adjusted on the balance sheet and an adjustment will be reflected in stockholders equity under additional paid-in capital.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

Earnings per Share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. “Diluted earnings per share” reflects the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. The dilutive effect of our convertible preferred stock and convertible debentures is computed using the if-converted method, which assumes conversion at the beginning of the year.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2017 and 2016

As of September 30, 2017 and 2016, common stock equivalents relating to convertible debt and preferred stock were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$183,421	$(707,064)	$(2,838,702)	$(8,729,580)
Less: preferred stock dividends	(20,000)	(20,000)	(60,000)	(60,000)
Income (loss) available to common stockholders	163,421	(727,064)	(2,898,702)	(8,789,580)

Basic weighted average common shares outstanding	112,564,118	107,382,344	112,275,696	95,840,596
Plus: incremental shares from assumed exercise-options	4,194,937	-	-	-
Plus: incremental shares from assumed exercise-warrants	8,933,220	-	-	-
Adjusted weighted average common shares outstanding	125,692,275	107,382,344	112,275,696	95,840,596

Net income (loss) per share:
Basic	$0.00	$(0.01)	$(0.03)	$(0.09)
Diluted	$0.00	$(0.01)	$(0.03)	$(0.09)

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

September 30, 2017 (Unaudited)

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

The Company estimated the fair value of these derivative warrants at initial issuance and again at each balance sheet date. The changes in fair value are recognized in earnings in the Consolidated Statements of Operations under the caption “unrealized gain/(loss) – derivative liability” until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value as of the dates of issuance, the price of the Company stock ranged $0.031 to $0.187, volatility was estimated to be 102% to 172%, the risk free rate ranged 1.14% to 1.79% and the remaining term was 5 years.

In 2016 and the nine months ended September 30, 2017, the Company issued warrants with an exercise price of $0.25 in connection with the sale of the Company’s common stock. The five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.25 per share. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value.

The Company estimated the fair value of these derivative warrants at initial issuance and again at each balance sheet date. The changes in fair value are recognized in earnings in the Consolidated Statements of Operations under the caption “unrealized gain/(loss) – derivative liability” until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value and as of the dates of issuance, the price of the Company stock ranged $0.152 to $0.195, volatility was estimated to be from 169% to 178%, the risk free rate ranged 1.22% to 1.87% and the remaining term was 5 years. The estimated initial fair value of these warrants of $280,777 during 2016 and $6,062 during the nine months ended September 30, 2017 was reclassified from equity to liability at the date of issuance.

On May 2, 2017, a warrant holder exercised a warrant to acquire 1,000,000 shares of the Company’s common stock under a cashless provision. The Company used the Black-Scholes Option Pricing model to estimate the fair value and as of the date of exercise, the price of the Company stock was $0.20, volatility was estimated at 171%, the risk free rate of 1.45% and the remaining term was 3.4 years. The estimated fair value of the warrant of $184,569 was reclassified from liability to equity at the date of exercise.

At September 30, 2017, the price of the Company stock was $0.1405, volatility was estimated to be 166.7%, the risk free rate from 1.62% to 1.92% and the remaining term ranged from 3.02 to 4.53 years. As of September 30, 2017, the fair value of the warrants was determined to be $3,258,208, resulting in an unrealized gain on the change in the fair value of this derivative liability of $1,086,044 and $131,855 for the three and nine months ended September 30, 2017, respectively.

The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of September 30, 2017 and December 31, 2016:

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

		Fair Value
	Fair Value	Hierarchy
Assets
Marketable securities, September 30, 2017	$1,200	Level 1
Marketable securities, December 31, 2016	$1,200	Level 1

Liabilities
Derivative Liability, September 30, 2017	$3,258,208	Level 3
Derivative Liability, December 31, 2016	$3,478,626	Level 3

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

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company anticipates early adoption of this pronouncement effective January 1, 2018. Such early adoption would result in the reclassification of the December 31, 2017 fair values of our outstanding warrants liabilities to equity.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2017, the Company had cash of $1,562,115 and a working capital deficit of $2,750,609, principally due to the inclusion of non-cash derivative liability recorded in current liabilities. Excluding the derivative liability, the Company’s working capital would have been $507,599. In addition, the Company used actual net cash in operations of $1,121,558 during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Company sold shares of common stock and warrants and received common stock subscriptions for net proceeds, after commissions and other costs, of $1,500,000. In addition, in April 2017, the Company issued a convertible promissory note for net proceeds of $50,000. It is anticipated that the Company has cash sufficient to fund operations through October 2018.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30, 2017	December 31, 2016
Computer equipment	$47,054	$25,478
Furniture and fixtures	1,328	-
Total	48,382	25,478
Less accumulated depreciation	(28,457)	(25,478)
Property and equipment, net	$19,925	$-

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful life of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

The Company spent $22,904 in purchase of equipment during nine months ended September 30, 2017. Depreciation expense was $1,718 and $2,979 for the three and nine months ended September 30, 2017, respectively; and $0 for the three and nine months ended September 30, 2016.

NOTE 4 — RELATED PARTY TRANSACTIONS

Dr. Carr Bettis, Executive Chairman and Chairman of Board of Directors

As of September 30, 2017 and December 31, 2016, the Company owed Dr. Bettis $5,992 and $20,575, respectively in accrued salary. In addition, AudioEye sub-leases office space in Scottsdale, Arizona for certain Company employees, including Todd Bankofier, CEO, from Verus Analytics, Inc, a company in which Dr. Bettis has a controlling interest. As the Company has taken on more employees and space, the sub-lease amount increased from $500 per month to $1,084 per month totaling $3,252 and $8,004 for the three and nine months ended September 30, 2017, respectively; and $1,500 and $4,500 for the three and nine months ended September 30, 2016. The amount of $0 was due as of September 30, 2017 and December 31, 2016. At September 30, 2017 and December 31, 2016, respectively an estimated $8,000 was due and accrued to Dr. Bettis for unreimbursed travel related expenses.

Sean Bradley, President, Chief Technology Officer, and Secretary

As of September 30, 2017 and December 31, 2016, the Company owed Sean Bradley $3,543 in accrued salary.

Other

The Company holds 60,000 shares in Peartrack Security Systems, formerly Ecologic Transportation, as of September 30, 2017, resulting from the conversion of a $60,000 accounts receivable balance in 2014. Peartrack Security Systems is an entity whose Executive Chairman was former Company director, Edward Withrow III.

In summary, as of September 30, 2017 and December 31, 2016, the total balances of related party payables were $17,535 and $32,118, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

NOTE 5 — INTANGIBLE ASSETS

For the nine months ended September 30, 2017, the Company invested in software development and patents in the amounts of $234,841 and $42,007 for the nine months ended September 30, 2016, respectively.

Prior to December 31, 2015, patents, technology and other intangibles with contractual terms were generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Software development costs are amortized over their estimated useful life of three years.

Prior to any impairment adjustment, intangible assets consisted of the following:

	September 30,	December 31,
	2017	2016
Patents	$3,697,710	$3,697,710
Capitalized software development	856,408	621,567
Accumulated amortization	(2,440,119)	(2,006,028)
Intangible assets, net	$2,113,999	$2,313,249

Amortization expense for patents totaled $93,648 and $278,878 for the three and nine months ended September 30, 2017, respectively; and $94,209 and $281,064 for the three and nine months ended September 30, 2016, respectively. Amortization expense for software development totaled $48,295 and $155,213 for the three and nine months ended September 30, 2017, respectively; and $56,119 and $147,637 for the three and nine months ended September 30, 2016, respectively.

Total amortization expense totaled $434,091 and $428,701 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 6 — NOTES PAYABLE

As of September 30, 2017 and December 31, 2016, the Company has short term and long term notes payable of $5,800 and $15,751 and $23,800 and $0, respectively as shown in the table below.

Notes and loans payable	September 30, 2017	December 31, 2016
Short Term
Maryland TEDCO	$5,800	$23,800
Total	$5,800	$23,800
Long Term
Convertible Secured Note (net of unamortized discounts of $34,249 in 2017)	$15,751	-
Total	$15,751	$-

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the third-party in the combined amount of principal and accrued interest to date, for a total principal amount of $149,800. The note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011. As of September 30, 2017 and December 31, 2016, the principal amount owing was $5,800 and $23,800, respectively, all of which is current. The Company has paid $18,000 for the nine months ended September 30, 2017.

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

The estimated fair value of the issued warrant of $89,944 was charged as a debt discount up to the net proceeds of the note ($50,000) and the excess ($39,944) recorded as current period interest expense. The Company amortized $8,425 and $15,751 of the debt discount to current period operations as interest expense for the three and nine months ended September 30, 2017.

NOTE 7 — STOCKHOLDERS’ EQUITY

As of September 30, 2017 and December 31, 2016, the Company had 112,564,118 and 111,512,001 shares of common stock issued and outstanding, respectively, and the Company had 160,000 shares of Series A Convertible Preferred Stock issued at $10 per share, paying a 5% cumulative annual dividend and convertible at 0.1754 per share of common stock.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

In September 2017, the Company received proceeds of $1,450,000 in common stock subscription for the sale of 10,714,286 common shares at $0.14 per share.

Options

As of September 30, 2017 and December 31, 2016, the Company has outstanding options to purchase 26,277,057 and 25,731,207 shares of common stock, respectively.

					Intrinsic
			Wtd Avg.		Value
	Number of	Wtd Avg.	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2016	25,731,207	$0.20	3.34	15,091,366	$1,161,244
Granted	1,450,000	0.16	5.00		-
Forfeited/Expired	(904,150)	0.35
Outstanding at September 30, 2017	26,277,057	$0.19	2.79	17,525,518	$1,167,670

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

On July 10, 2017, the Company granted 1,250,000 employee options (including 1,000,000 of which to a board director) with an exercise price of $0.166 per share and expiration date five years from the date of grant, of which 1,000,000 options vested immediately and 250,000 options vest 50% after approximately nine months, with an additional 4.17% vesting every month thereafter.

Option grants during the nine months ended September 30, 2017 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.50 to 3.50 years, expected volatility of 169.46% to 175.56%, risk free interest rate of 1.42% to 1.66%, and expected dividend yield of 0%.

For the three and nine months ended September 30, 2017 and 2016, total stock compensation expense related to the options totaled $78,746 and $503,779 and $166,111 and $706,230, respectively.

The outstanding unamortized stock compensation expense related to options was $166,086 (which will be recognized through March 2020) as of September 30, 2017.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

Warrants

Below is a table summarizing the Company’s outstanding warrants as of September 30, 2017 and December 31, 2016:

				Intrinsic
			Wtd Avg.	Value
	Number of	Wtd Avg.	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2016	63,433,041	$0.15	3.55	$3,662,610
Granted	790,000	0.11	4.37
Exercised	(1,000,000)	0.10
Forfeited/Expired	(168,036)	0.49
Outstanding at September 30, 2017	63,055,005	$0.15	2.82	$3,669,807

In January 2017, the Company issued 40,000 warrants with an exercise price of $0.25 in connection with the sale of the Company’s common stock. The five-year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.25 per share.

In January 2017, in exchange for services rendered, the Company issued 250,000 warrants to purchase shares of the Company’s common stock with an exercise price of $0.12 per share that vested immediately. The fair value on the grant date of the warrants was $29,433.

In April 2017, the Company issued 500,000 warrants with an exercise price of $0.10 in connection with issuance of a convertible note. The-five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.10 per share. (Note 6)

The warrant grants for services during the nine months ended September 30, 2017 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.0 years, expected volatility of 175.64%, risk free interest rate of 1.48%, and expected dividend yield of 0%.

For the three and nine months ended September 30, 2017 and 2016, the Company has incurred warrant-based expense of $12,762 and $71,545 and $58,599 and $206,722, respectively. The outstanding unamortized stock compensation expense related to warrants was $5,572 (which will be recognized through March 2018) as of September 30, 2017.

Restricted stock units (“RSU”)

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2017:

Restricted stock units issued as of January 1, 2017	1,252,620
Granted	2,655,851
Total Restricted stock units issued at September 30, 2017	3,908,471
Vested at September 30, 2017	1,918,471
Unvested restricted stock units as of September 30, 2017	1,990,000

On August 10, 2017, the Company amended 402,297 RSUs granted on February 23, 2017 for accrued and unpaid compensation for the period from December 1, 2016 through March 31, 2017 in the amount of $66,379. The RSUs as amended, vest upon the earlier of (i) on July 1, 2017 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs, as amended, is the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

On August 10, 2017, the Company amended 263,554 RSUs granted June 22, 2017 for accrued and unpaid compensation for the period from April 1, 2017 through June 30, 2017 in the amount of $43,486. The RSUs, as amended, vest upon the earlier of (i) on July 1, 2017 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs, as amended, is the earlier of (i) July 1, 2024 or (ii) date on which the Company undergoes a change of control during the seven-year term of the award.

In connection with the issuance of the above described RSUs as payment for accrued compensation, the Company reclassified to equity the settled aggregate salary accrual of $102,083 and recorded addition compensation costs of $7,782 during the nine months ended September 30, 2017. Out of the total settled accrued salary of $102,083 during nine months ended September 30, 2017, $14,583 was for the compensation accrued as of December 31, 2016 and $87,500 was for compensation expense earned during the nine months ended September 30, 2017. Due to the August 10, 2017 modification to the 602,620 RSU’s granted in 2016, the Company recorded an incremental expense of $26,515 in current period.

On June 22, 2017, the Company granted 665,000 RSUs for services provided by a board member. The RSUs vest upon the earlier of (i) on July 1, 2018 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs is (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control during the seven-year term of the award.

On August 10, 2017, the Company granted 415,000 RSUs to each of Alexandre Zyngier, Ernest Purcell and Anthony Coelho for their continued service on the Board of Directors and 40,000 RSUs to each Alexandre Zyngier and Ernest Purcell for their continued service as the chairs of committees of the Board of Directors (for an aggregate grant of 1,325,000 RSUs). Such RSUs vest upon the first to occur of the following: (i) April 30, 2018 provided that the director’s service with the Company has not terminated prior to such date and (ii) the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs is the earlier of (i) April 30, 2024 or (ii) the date on which the Company undergoes a change of control.

On August 10, 2017, the Company amended the terms of an aggregate of 650,000 RSUs previously granted in 2016. The vesting terms were amended from conditional based on a change of control to vesting as of July 1, 2017. The settlement date for such RSUs, as amended, in the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control. The Company recorded the fair value of the previously issued RSUs of $107,250 as a charge to current period operations.

For the three and nine months ended September 30, 2017 and 2016, the Company has incurred RSU-based expense of $213,281 and $315,364 (of which $14,583 related to settlement of prior year accrued compensation and $300,781 to current year RSU related expense) and $0 and $0, respectively. The outstanding unamortized stock compensation expense related to RSU was $281,584 (which will be recognized through July 2018) as of September 30, 2017.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

NOTE 9 — SUBSEQUENT EVENTS

Second Amendment to the Note and Warrant Purchase Agreement and Omnibus Amendment to Warrants

 On October 11, 2017, the “Company entered into a Second Amendment to the Note and Warrant Purchase Agreement (the “Purchase Agreement Amendment”) and an Omnibus Amendment to Common Stock Warrants (the “Warrant Amendment”), which collectively amend that certain Note and Warrant Purchase Agreement dated as of October 9, 2015 (the “Original Agreement”) and the warrants previously issued thereunder (the “Warrants”) to, among other things; (i) for the period from the Closing Date until November 8, 2017 (the “Discount Period”), provide parties to the Original Agreement the option to purchase additional notes (in an amount of up to 50% of their respective original investment as provided in the Original Agreement) that will immediately convert to shares of common stock of the Company (“Common Stock”) at a price of $0.0672 per share along with warrants exercisable for shares of Common Stock at a price of $0.07 per share if exercised during the Discount Period or $0.10 per share if exercised during the term of the warrant following the Discount Period; (ii) provide for certain registration rights for shares of Common Stock issued pursuant to the Original Purchase Agreement, as amended, at any time after 30 days subsequent to the listing of the Common Stock on a national securities exchange; and (iii) amend the Warrants such that they are exercisable for shares of Common Stock at a price of $0.07 per share if exercised during the Discount Period or $0.10 per share if exercised during the term of the warrant following the Discount Period.

In November 2017, the Company issued convertible promissory notes in aggregate of $50,000 and 500,000 warrants to acquire the Company’s common stock at $0.07 per share for five years under the above described terms. The notes were immediately converted into 744,048 shares of the Company’s common stock at a conversion rate of $0.0672 per share and the issued 500,000 warrants were exercised at $0.07 per share for net proceeds of $35,000.

In November 2017, the Company issued an aggregate of 1,750,000 shares of its common stock upon exercise of previously issued warrants for net proceeds of $122,500, at an amended exercise price of $0.07 per share.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

Warrant Amendments

 On October 11, 2017, the Company entered into amendments of 41,953,282 warrants in order to remove “blocker” provisions which prevented the holder from exercising the warrants to the extent such exercise would increase such holder’s beneficial ownership in excess of 9.99% of the outstanding Common Stock at the time of such issuance (the “Blocker Amendments”).

Equity transactions

In October 2017, the Company issued 10,357,144 shares of its common stock for previously received common stock subscriptions of $1,450,000.

In October 2017, the Company issued 357,142 shares of its common stock for common stock of $50,000.

In October 2017, the company issued 3,204,027 shares of its common stock in connection with the conversion of 50,000 shares of Series A Convertible Preferred Stock and accumulated dividends.

On October 23, 2017, the Company granted 250,000 warrants to purchase the Company’s common stock for services at an exercise price of $0.179 per share for three years, vesting immediately.

In November 2017, the Company issued 786,244 shares of its common stock in settlement of a convertible promissory note and accrued interest of $50,000 and $2,836, respectively. The promissory note and interest was converted at an amended rate of $0.0672 per share, see above.

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

Results of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The discussion of the results of our operations compares the three and nine months ended September 30, 2017 with the three and nine months ended September 30, 2017 and are not necessarily indicative of the results which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions.  We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended September 30, 2017 and September 30, 2016

Results of Operations

	Three Months Ended
	September 30,
	2017	2016
Revenue	$744,380	$282,676

Cost of sales	262,738	311,519
Gross profit (loss)	481,642	(28,843)
Operating expenses:
Selling & marketing	363,951	192,881
Research & development	44,704	85,192
General and administrative expenses	822,310	602,041
Amortization & depreciation	143,661	150,328
Total operating expenses	(1,374,626)	(1,030,442)
Operating loss	(892,984)	(1,059,285)

Unrealized (loss) gain on derivative liabilities	1,086,044	351,055
Unrealized loss on marketable securities	-	900
Interest income/(expense)	(9,639)	266

Net income (loss)	183,421	(727,064)
Deemed dividend on Series A Convertible preferred stock	(20,000)	(20,000)
Net income (loss) attributable to common stockholders	$163,421	$(727,064)
Net income (loss) per common share – basic	0.00	(0.01)
Net income (loss) per common share – diluted	0.00	(0.01)
Weighted average common shares outstanding – basic	112,564,118	107,382,344
Weighted average common shares outstanding – diluted	125,692,275	107,382,344

Revenue

For the three months ended September 30, 2017 and 2016, revenue was $744,380 and $282,676, respectively, consisting primarily of revenues from various levels of subscriptions and technology development. Revenues increased due to a change of marketing focus.

Cost of Sales

For the three months ended September 30, 2017 and 2016, cost of sales was $262,738 and $311,519, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit (Loss)

An increase in our revenues resulted in a gross profit of $481,642 for the current period, as compared to a gross loss of $28,843 during the three months ended September 30, 2016. Gross profit increased as a result of lower implementation costs as compared to the same period in 2016.

Selling and Marketing Expenses

Selling and marketing expenses were $363,951 and $192,881 for the three months ended September 30, 2017 and 2016, respectively.  The increase resulted from the higher sales activity in 2017 as compared to 2016.

Research and Development Expenses

Research and development expenses were $44,704 and $85,192 for three months ended September 30, 2017 and 2016, respectively. Research and development expenses decreased from period to period and reflect continued developments of our product.

General and Administrative Expenses

General and administrative expenses were $822,310 and $602,041 for the three months ended September 30, 2017 and 2016, respectively. General and administrative expenses increased $220,269 due primarily to higher service provider costs as compared to 2016. Stock based compensation for the three months ended September 30, 2017 was $304,789 as compared to $243,710 for the same period last year.

Amortization and Depreciation

Amortization and depreciation expenses were $143,661 and $150,328 for the three months ended September 30, 2017 and 2016, respectively. The decrease in expense was primarily related to expiring software development costs in 2017.

Gain on change in Fair Value of Derivative Liabilities

In October 2015, 2016 and 2017, we issued warrants with an embedded reset provisions requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $1,086,044 on change in fair value of derivative liabilities for the three months ended September 30, 2017 as compared to a gain of $351,055 for the same period last year. The primary driver of the change in our derivative liability is our stock price. Generally, as our stock price decreases, the liability decreases resulting in a larger non-cash gain for the period to period change.

Interest Income (Expense), net

Interest income (expense), net during the three months ended September 30, 2017 was $(9,639) compared to $266 for the three months ended September 30, 2016. For 2017, we incurred non cash amortization of debt discounts relating to our issued notes of $8,425, as compared to 2016 of $0.

Comparative for the Nine Months ended September 30, 2017 and September 30, 2016

Results of Operations

	Nine Months Ended
	September 30,
	2017	2016
Revenue	$1,863,111	$594,237

Cost of sales	1,043,813	904,091
Gross profit (loss)	819,298	(309,854)
Operating expenses:
Selling & marketing	980,834	510,448
Research & development	138,673	255,805
General and administrative expenses	2,175,519	1,894,964
Amortization & depreciation	437,070	428,701
Total operating expenses	(3,732,096)	(3,089,918)
Operating loss	(2,912,798)	(3,399,772)

Unrealized gain (loss) on derivative liabilities	131,855	(2,990,096)
Loss on settlement of debt	-	(1,664,281)
Other income	-	750
Interest income/(expense)	(57,759)	(676,181)
Net (loss)	(2,838,702)	(8,729,580)
Deemed dividend on Series A Convertible preferred stock	(60,000)	(60,000)
Net loss attributable to common stockholders	$(2,898,702)	$(8,789,580)
Net loss per common share – basic and diluted	(0.03)	(0.09)
Weighted average common shares outstanding – basic and diluted	112,275,696	95,840,596

Revenue

For the nine months ended September 30, 2017 and 2016, revenue was $1,863,111 and $594,237, respectively, consisting primarily of revenues from various levels of subscriptions and technology development. Revenues increased due to a change of marketing focus.

Cost of Sales

For the nine months ended September 30, 2017 and 2016, cost of sales was $1,043,813 and $904,091, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit (Loss)

An increase in our revenues resulted in a gross profit of $819,298 for the current period, as compared to a gross loss of $309,854 during the nine months ended September 30, 2016. Gross profit increased as a result of lower implementation costs as compared to the same period in 2016.

Selling and Marketing Expenses

Selling and marketing expenses were $980,834 and $510,448 for the nine months ended September 30, 2017 and 2016, respectively.  The increase resulted from the higher sales activity in 2017 as compared to 2016.

Research and Development Expenses

Research and development expenses were $138,673 and $255,805 for nine months ended September 30, 2017 and 2016, respectively. Research and development expenses decreased from period to period and reflect continued developments of our product.

General and Administrative Expenses

General and administrative expenses were $2,175,519 and $1,894,964 for the nine months ended September 30, 2017 and 2016, respectively. General and administrative expenses increased $280,555 due primarily to increases in support staff and service providers, net with a reduction in stock based compensation. Stock based compensation for the nine months ended September 30, 2017 was $915,689 as compared to $960,460 for the same period last year.

Amortization and Depreciation

Amortization and depreciation expenses were $437,070 and $428,701 for the nine months ended September 30, 2017 and 2016, respectively. The increase in expense was primarily related to added patent costs in later 2016 and 2017.

Loss on change in Fair Value of Derivative Liabilities

In October 2015, 2016 and 2017, we issued warrants with an embedded reset provisions requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $131,855 on change in fair value of derivative liabilities for the nine months ended September 30, 2017 as compared to a loss of $2,990,096 for the same period last year. The primary driver of the change in our derivative liability is our stock price. Generally, as our stock price increases, the liability increases resulting in a larger non-cash loss for the period to period change.

Loss on settlement of Debt

In April 2016, we issued common stock warrants in settlement of convertible debt and accrued interest. As such, we incurred a non-cash loss on debt settlement between the estimated fair value of the issued warrants and the carrying value of the debt and accrued interest of $1,664,281 for the nine months ended September 30, 2016.

Interest Income (Expense), net

Interest income (expense), net during the nine months ended September 30, 2017 was $(57,759) compared to $(676,181) for the nine months ended September 30, 2016. For 2017, we incurred non cash interest charges and amortization of debt discounts relating to our issued notes of $39,644 and $15,751, respectively, as compared to 2016 of $0 and $600,301, respectively.

Contracts in Process/Revenue Recognition

Under current accounting procedures, the Company only recognizes revenue on new contracts for the actual services delivered in the period under the following criteria: (i) the contract has been signed and delivered to the Company; (ii) the services have been performed or delivered; and (iii) the client has been billed for the services delivered. The Company does not record deferred revenues for new contracts until the first payment for services has been received. The Company only records accounts receivable for the amount of revenue recognized as service is rendered, even if the client has been billed for the entire contract value. The table below summarizes the amount of contract value in excess of the revenue recognized of $2,756,360, our deferred revenue of $1,068,376 and amount recognized in the amount of $1,863,108 in 2017. Contract and deferred revenues are expected to be recognized in future periods. The Company also receives contracts for service hours but whose total contract value is uncertain. These “fee for service contracts” are recorded in the table below only if the services have been delivered and the associated revenue has been recognized.

A summary of our contracts in process is as follows:

	Contracts in Process
	September 30, 2017
		Revenue	Revenue Recognized	Deferred	Contract Amount in Excess of Deferred
	Contract	Recognized	9 Months Ended	Revenue	Revenue and
	Amount	prior to 2017	September 30, 2017	September 30, 2017	Recognized Revenue
Fixed Contracts	$6,295,357	$607,513	$1,863,108	$1,068,376	$2,756,360
Fee for Service Contracts	-		-
	$6,295,357	$607,513	$1,863,108	$1,068,376	$2,756,360

Liquidity and Capital Resources

Working Capital

	At September 30,	At December 31,
	2017	2016
Current Assets	$1,668,826	$1,474,823
Current Liabilities	4,419,435	4,166,913
Working Capital (Deficit)	$(2,750,609)	$(2,692,090)

The working capital (deficit) (current liabilities in excess of current assets) for the periods ended September 30, 2017 and December 31, 2016 was $(2,750,609) and $(2,692,090) respectively. The increase in working capital deficit was primarily due to decrease in our accounts receivable of $27,856 and increase in our deferred revenue of $681,891, net with a decrease in derivative liability of $220,418 and with a decrease in accounts payable and accrued expenses of $198,767. Adjusting for the non-cash derivative liability, working capital would have been $507,599 at September 30, 2017. In addition, the Company used actual net cash in operations of $1,121,558 during the nine months ended September 30, 2017. The Company has incurred net losses since inception.

During the nine months ended September 30, 2017, the Company sold shares of common stock and warrants and received common stock subscriptions for net proceeds, after commissions and other costs, of $1,500,000. In addition, in April 2017, the Company issued a convertible promissory note for net proceeds of $50,000. It is anticipated that the Company has cash sufficient to fund operations through October 2018.

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

Cash Flows

	For the Nine months ended
	September 30,
	2017	2016

Net Cash (Used in) Operating Activities	$(1,121,558)	$(1,711,819)
Net Cash (Used in) Investing Activities	(257,745)	(42,007)
Net Cash Provided by Financing Activities	1,532,000	1,561,082
Increase (Decrease) in Cash	$152,697	$(192,744)

We had cash in the amount of $1,562,115 and $1,409,418 as of September 30, 2017 and December 31, 2016, respectively.

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

On September 29, 2017, the Company entered into a Common Stock Purchase Agreement (the “September 2017 Purchase Agreement”) with certain investors for the issuance and sale of up to 12,500,000 shares of common stock of the Company (the “Common Stock” or “Shares”) at a purchase price of $.14 per share. As of September 30, 2017, the Company had received $1,450,000 common stock subscriptions under the September 2017 Purchase Agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Common Stock Purchase Agreement (1)

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	Incorporated by reference to Form 8-K, filed with the U.S. Securities and Exchange Commission on October 5, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2017.

AUDIOEYE, INC.

By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

By:	/s/ Todd Bankofier
Todd Bankofier
Chief Executive Officer

