Form 10-K
period 2017-12-31
AUDIOEYE INC
filed 2018-04-02
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-177463

AudioEye, Inc.

(Exact name of registrant as specified in its charter)

Delaware		20-2939845
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5210 E. Williams Circle, Suite 750, Tucson, Arizona	85711	(866) 331-5324
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of June 30, 2017 was $10,323,110.

As of April 2, 2018, 161,664,077 shares of the registrant’s common stock were issued and outstanding.

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

Overview

AudioEye is a marketplace leader providing digital accessibility technology solutions for our clients’ customers through our Ally Platform products. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience of users. When implemented, we believe that our solutions offer businesses the opportunity to reach more customers, improve brand image, build additional brand loyalty, and, most importantly, provide an accessible and usable web experience to the expansive and ever-growing population of individuals with disabilities throughout the world. In addition, our solutions help organizations comply with internationally accepted Web Content Accessibility Guidelines (WCAG) as well as U.S., Canadian, Australian, and United Kingdom accessibility laws.

We generate revenues through the sale of subscriptions of our software-as-a-service (SaaS) technology platform, called the AudioEye Ally Platform, to website owners, publishers, developers, and operators and through the delivery of managed services combined with the implementation of our solutions. Our solutions have been adopted by some of the largest and most influential companies in the world. Our customers span disparate industries and target market verticals, which encompass (but are not limited to) the following categories: human resources, finance, retail/ecommerce, food services, automotive, transportation, media, and education. Government agencies have also integrated our software in their digital platforms.

Industry Background

Millions of Internet users are impacted by disabilities that prevent them from accessing and using information on an equivalent basis. If not coded properly, a website may not offer full functionality for all users, in particular for users of assistive technology (AT), such as a screen reader. As a result, they may exclude potential users and customers. These sites also may not comply with U.S. and foreign laws addressing equal access and digital inclusion.

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

Conventional solutions have been developed to help users access websites, but these systems often require software to be installed on the user’s computer. Many of these solutions are tailored to single or a limited number of use cases and do not encompass a more holistic approach for addressing a wider range of use cases. In some cases, these systems can be costly, unwieldy and inconvenient. Furthermore, the assistive software’s ability to understand, process, and interpret complex and dynamic web applications that are prevalent across the web today is dependent on the quality in which the code was designed and developed, including the level to which the website adheres to best practices and standards.

The AudioEye Solution

AudioEye uses proprietary technology and development tools to offer advanced web accessibility solutions that offer significant savings in time and money relative to traditional solutions. Our compliance solutions focus on rapid remediation of common accessibility issues, followed by in-depth analysis identifying and addressing a more comprehensive compliance program. Our technology was built to not only provide users with a cloud-based assistive toolset that gets embedded and made freely available to users within our client websites, but to also improve the code in a way that optimizes the user experience for users of existing third-party assistive technologies, such as screen readers.

Remediation

By deploying AudioEye Dynamic Remediation Technology to fix common and high-impact issues, AudioEye is able to improve the usability of our client sites on the first day that they implement our solution into their site. Over a period that we believe averages approximately 100 days, with actual time dependent on the complexity of the client’s web site and other client-specific factors, our proprietary Digital Accessibility Platform (DAP) empowers AudioEye engineers to run in-depth analyses to fully understand and manually fix issues. For organizations that do not want a managed SaaS solution and prefer to conform with web accessibility best practices on their own, our cloud-based Digital Accessibility Platform provides them with a comprehensive single-source solution for tracking and maintaining a compliance audit of their web environments. The Digital Accessibility Platform combined with Ally Managed Services that include AT testing and support services, provide transparency for our clients allowing product owners to better understand accessibility and usability issues as they look to fix issues at the source. AudioEye addresses a multitude of accessibility issues for its clients; these site improvements help prevent usability issues and may enhance the user experience for site visitors – in particular, those customers accessing websites through the use of assistive technology such as those provided by Microsoft, Apple, Google, and others.

Business-Driven Accessibility

In addition to our compliance solutions, AudioEye offers business-driven, cloud-based tools that enable our clients to provide a more accessible, usable, and customizable experience to their customers. Improving digital experiences for end users leveraging their own assistive technology is just one focus for meeting the needs of our targeted end-users. In addition to AT users, a much larger demographic of users (many of whom do not self-identify as having a disability or impairment) may benefit from the availability of free user-friendly tools that allow them to customize and optimize their digital experience. In short, we seek to enhance the user experience for all individuals who arrive at digital experience without having full access to a high-quality user experience. Our mission is not only one of inclusion but to also provide a superior user experience for anyone accessing our proprietary assistive tools

Implementation

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

Our intellectual property is primarily comprised of trade secrets, trademarks, issued, published and pending patent applications, copyrights and technological innovation. We have a patent portfolio comprised of six issued patents in the United States; we have four published/pending patent applications, one pending patent application and one patent application being prepared for filing with the PCT (internationally).

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

Business Plan and Strategy

Leveraging our own patented Ally Platform product suite, we provide cloud-based, enterprise-grade technology solutions, as well as managed services to fully implement our solution and provision our clients’ sites to more fully conform with web accessibility best practices. Our technology and professional service offerings may be purchased through a subscription for either a one-year or multi-year term. Functionally, the business is organized into Technology, Operations and Customer Support, Sales and Marketing, and Intellectual Property Development. Intellectual Property Development is tasked with the development of new leading edge intellectual property.

Through the sale of managed and self-service contracts, our business model is to sell Business to Business and to secure revenue from multiple business channels, including (but not limited to): providers of Content Management Systems (CMS), corporate website owners, publishers, developers, and operators, federal, state and local governments, educational institutions, e-learning and e-commerce websites, and not-for-profit organizations.

In what Forrester has called the “age of the customer”, we believe that, by adopting our solutions, our customers gain a competitive advantage by ensuring a superior digital experience for all of their customers, in particular for persons with diverse abilities. Some of the many leading advantages of our solution include:

1.	Maintaining a mission of inclusion and accessibility for the approximately 15% of the population with a disability or physical limitation who are denied full access to online digital content.

2.	Increasing the client return on investment by improving market penetration, brand reputation and brand loyalty.

3.	Maximizing conformance with WCAG 2.0 Level AA Success Criteria.

4.	Deploying a cost effective and reliable solution that is scalable with rapid deployment and little to no project management.

5.	Consistently providing an enhanced customer experience for our client customers by providing access to innovative and universally designed technology solutions.

Our primary objective is to establish and maintain a long standing relationship with our customers, as a trusted and relied upon provider of web accessibility technology and service. The key tenants of this strategy include:

1.	Continually innovating and strengthening the capabilities of our solution offering to attract new customers and entice existing customers to expand their level of service.

2.	Providing industry-leading site analysis reports that demonstrate a clear return on investment.

3.	Maintaining a consistent record of low customer attrition through ongoing subscription renewals.

4.	Expanding customer adoption across different target market vertical and leveraging strong customer relationships to establish a significant portfolio of clients within each vertical.

5.	Establishing a global client base that demonstrates a clear and high level of value within the context of disparate international laws and regulations surrounding the issue of web accessibility and best practices.

6.	Leveraging our board of directors and advisory board members to shorten sales cycles and to gain support and buy-in from C-level executives.

7.	Investing in a long-term patent protection strategy to ensure industry leading technological innovations are protected.

8.	Leading the dialogue and establishing our voice as technology leaders as it pertains to industry related topics, news, developments and events.

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

For organizations looking to offload the accessibility process, the Ally Managed Service allows AudioEye Accessibility Engineers and AT Usability Testers to do the vast majority of the heavy lifting in order to achieve accessibility and compliance for our clients. This unique offering leverages a balance of system and engineer generated remediation techniques to programmatically fix website problems that inhibit full access to our clients electronic information technologies. By providing our customers with full access to the Digital Accessibility Platform and working with them on a long-term basis to provide automated and manual testing in order to fully understand the issues of accessibility and how to develop with web accessibility in mind, AudioEye is able to reduce the burden on IT resources, leaving only limited work for finite client resources. In conjunction with the implementation of the AudioEye JavaScript, AudioEye makes available the option to publish the Ally Toolbar, which includes the Help Desk and Certification Statement. The Help Desk provides support for end users who have issues accessing content, while the Certification Statement outlines our client’s commitment to providing an accessible and usable website experience for individuals with disabilities. As part of the Ally Managed Service, AudioEye makes available detailed reporting that provide the client with the results of remediation efforts.

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

From the Ally Toolbar, users may engage the Player utility that mirrors the features and functions of traditional screen reader software, allowing the user to engage with the web environment by using their keyboard (instead of a mouse) and listening to content instead of reading. Further, the built-in Reader utility allows users to enlarge the viewport, increase font sizes, change color contrast, highlight text as it is being read aloud, reduce clutter and distracting content, simplify and normalize the user interface (including complex site menus) and other features intended to optimize the user experience for addressing specific use cases. As another utility, the Voice solution allows site visitors to command the website user experience using basic and standardized verbal commands. The Ally Toolbar also includes a Site Menu and Page Elements Menu utility for users looking to navigate using their keyboard through a simplified user interface. The free assistive tools made available within websites enabled with the AudioEye solution have benefits for all site visitors, but, in particular, aging populations and individuals who have vision, hearing, motor and intellectual disabilities, including those who are color blind, dyslexic, learning to read, and looking to maintain focus, or multi-task. Customers adopting this service also receive quarterly reports detailing usage analytics.

As an additional revenue source, AudioEye provides Managed Services that support the SaaS model infrastructure. When clients adopt the Digital Accessibility Platform as a self-service tool, AudioEye markets and sells managed services that include the following: Product Support, Accessibility Training from accessibility engineers and subject matter experts, Manual Assistive Technology Usability Testing, and other ad hoc services such as Video Transcription & Captioning, PDF Accessibility Solutions, Audio Description Authoring, Accessibility Help Desk, and more. These same services are also provided to those customers adopting the Ally Managed Service solution and go beyond the inherent managed services that coincide with the implementation of website remediation, the provision of the Ally Toolbar, and, ultimately, the certification of our clients’ websites and web applications.

Customers

Our potential customer base includes a broad range of private and public sector customers, in particular:

•	Corporate enterprise;

•	Educational institutions;

•	Federal, state and local governments and agencies; and

•	Not-for-profit organizations

If we are unable to establish, maintain or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate and our growth may be limited. The Company had two major customers including their affiliates which generated approximately 28.4% (18.0% and 10.4%) and 45.3% (23.8% and 21.5%) of its revenue in the fiscal years ended December 31, 2017 and 2016, respectively.

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

Potential additional market segments of focus include, but are not limited to:

•	Finance & Banking Institutions

•	Public & Private Transportation Companies

•	Retail and Ecommerce Companies

•	Educational Institutions (K-12 and Universities as a result of frequent and recent settlement agreements involving and structured by the Department of Justice)

•	Automotive

•	Food Services

•	SaaS Providers

Marketing and Sales

In addition to direct sales with industry specialization and geographical diversification, we use strategic business partnerships and development referral partners, who maintain a long standing successful track record in securing introductions with C-level executives and key stakeholders that directly influence the buying decision of our technology and services. As a proven means of breaking down barriers to entry and shortening sales cycles, these strategic relationships contribute to the success of our sales operation. Conveying the return on investment of our technology to our prospective clients is critical as a differentiator in our space. Success in all these efforts is not only critical in order to meet our sales objectives, but they also raise market awareness of the Company’s products and brand.

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

Competition

Our management believes that the Company’s technology and solutions will primarily compete against the following:

1.	Web Accessibility Assessment Technology Providers. There are a small number of Web Accessibility audit and tracking platform providers but we do not believe their technology solutions offer the specific end-to-end services offered through the AudioEye Digital Accessibility Platform. Furthermore, their solutions are currently more standalone in that they are not combined with a cloud-based tool with a full suite of comparable assistive tools for end-users.

2.	Web Accessibility Remediation Technology Providers. Currently, other technology provider(s) that utilize technology to apply compliance remediation through a server-side technology do not pair their solution with a full suite of assistive tools for end-users and is, therefore, limited in its capacity to provide a fully inclusive user experience for the customers adopting the technology.

3.	Web Accessibility Consulting Service Providers. There is a substantial number of consulting service providers in the Web Accessibility industry. Each generally provides an analysis of the various compliance issues associated with their clients’ websites. They ultimately provide resources and assistance in applying fixes and changes at the source. While we provide these services, we also provide tools that empower an end-to-end fully managed service, as well as tools that empower self-directed developers to fix issues without requiring source-code remediation.

4.	Cloud-Based Assistive Technology Providers. There are other cloud-based assistive technology providers. However, they do not offer a screen-reader-like experience with mouse-less navigation and do not offer a solution with compliance detection and remediation for users of existing, native assistive technologies, such as screen readers. The Company’s patent portfolio should also help preclude competitors from competing as it pertains to this specific category.

Competitive Strengths

Our management believes the following competitive strengths will enable our success in the marketplace:

•	Unique combination of technology and specialized managed service. Our management believes, unlike any other company in the marketplace, AudioEye has addressed the problem of Web Accessibility, holistically, and has uniquely positioned itself to provide a combination of leading edge technology and high-quality specialized managed service. Our one-of-a-kind, combined solution empowers our clients to ensure the highest level of access and usability across their digital infrastructure, while reducing burden on finite IT resources, which leads to cost-savings and reduced time-to-market. Our management believes that the AudioEye solution allows our customers to focus not only on achieving compliance, but maintaining compliance throughout the life of the subscription, and also enabling a tangible and non-trivial return on investment – a true competitive advantage. This return on investment is derived from opening up access to the approximate 15% of the population with a disability or physical limitation. This has allowed our clients to reach more customers, improve brand image, and build additional brand loyalty from their customers in a competitive manner.

•	Unique patented technology. First and foremost, AudioEye builds all its products with the primary goal of enhancing the user experience, in every way possible, regardless of the end-user’s individual disability or physical limitation. AudioEye is a marketplace technology leader providing unparalleled Web Accessibility solutions for our clients’ customers through our Ally Platform Products. We own a unique patent portfolio comprised of six issued patents in the United States, we have received a notice of allowance from the U.S. Patent and Trademark Office for a seventh patent, and have additional U.S. patents pending. Our portfolio includes patents and pending patent applications in the United States with over 60 issued claims.

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

The following is a list of our patents, both issued and pending. The patents have been extended and cover a period from 2002 through 2026.

No.	ID	Status	Title

1	US7966184	Issued	System and method for audible website navigation

2	US7653544	Issued	Method and apparatus for website navigation by the visually impaired

3	US8260616	Issued	System and method for audio content generation

4	US8046229	Issued	Method and apparatus for website navigation by the visually impaired

5	US8296150	Issued	System and method for audio content navigation

6	US8589169	Issued	System and method for creating audio files

7	15/074818	Pending	Modular Systems For Selectively Enabling Cloud-Based Assistive Technologies

8	PCT/US17/22542	Demand Filed	Modular Systems For Selectively Enabling Cloud-Based Assistive Technologies

We have also registered the following trademarks with the U.S. Patent and Trademark Office:

No.	ID	Status	Title

1	86/877454	Registered	NCLUSION

2	86/698544	Published	YOUR WEB ACCESSIBILITY ALLY

3	4738981	Registered	MOBILITY, USABILITY, ACCESSIBILITY

4	4738980	Registered	EQUAL ACCESS FOR ALL

5	4738977	Registered	WHAT ACCESSIBILITY SHOULD BE

6	4402544	Registered	AUDIOEYE

7	4419997	Registered	AUDIO INTERNET

8	87/590107	Published	ALLY

9	87/590134	Published	AUDIOEYE ALLY

10	87/590156	Pending	YOUR WEB ACCESSIBILITY ALLY

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

Title II and Title III of the ADA prevent discrimination on the basis of disability in services, programs, and activities provided by public entities (Title II) and private entities considered to be places of public accommodation (Title III). Title II and Section 504 of the Rehabilitation Act continue to be actively enforced by the Office of Civil Rights, who has entered into hundreds of resolution agreements with School Districts and Education Institutions requiring conformance to WCAG 2.0 AA Success Criteria as managed and monitored through a OCR-validated Accessibility Auditor.

Under the previous administration, the Department of Justice (DOJ) was in the process of formulating rules regarding the accessibility of websites and mobile applications. The DOJ had divided its rulemaking into two efforts: the first was intended to provide guidance to state and local entities to comply with Title II, and the second was intended to establish rules for private entities to comply with Title III. Under the new administration, the DOJ has placed the issuance of those rulemakings on the inactive list. However, we believe the absence of any rulemaking will only increase the prevalence of lawsuits filed by plaintiffs seeking issue resolution in continued pursuit of their civil rights as protected under ADA. According to a leading ADA law firm, Seyfarth Shaw, ADA Title III lawsuits increase by 16% Percent in 2017 due largely to Website Access Lawsuits. This trend is expected to increase in 2018.

Learn more at www.ada.gov

Section 508 of the Rehabilitation Act Requires that federal agencies’ electronic and information technology is accessible to people with disabilities, including employees and the public.

The U.S. Government Access Board has updated the requirements to Section 508 compliance standards, commonly referred to as the “Section 508 ICT Refresh,” further formalizing the mandate to adhere to specific web accessibility best practices, namely those outlined under the Web Content Accessibility Guidelines (WCAG), the international standards for web accessibility. Already, a growing number of legal mandates and recent settlements point to the WCAG 2.0 standards as well as making it a requirement to hire third-party Accessibility Subject Matter Experts to maintain an accessibility audit and provide certification – sources range from the Department of Justice (DOJ), the U.S. Access Board, and the Office of Civil Rights (OCR).

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

Employees

As of April 2, 2018, we had 48 full-time employees. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good. We have a "People First" cultural value we aspire to each and every day.

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

Our auditors, MaloneBailey LLP, have indicated in their report on the Company’s financial statements for the fiscal year ended December 31, 2017 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives.

As of December 31, 2017, the Company had a working capital deficit of $2,198,926, principally due to the inclusion of non-cash derivative liability recorded in current liabilities. Excluding the derivative liability, the Company’s working capital would have been $785,084. In addition, the Company used actual net cash in operations of $1,622,719 during the year ended December 31, 2017. Even with a greater focus on cash revenue generation and the ongoing cost reductions, the conditions described in the first paragraph, above, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company has been successful in raising capital in the past, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan.

We have a history of generating significant losses and may not be able to achieve and sustain profitability.

To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $5,607,839 for the year ended December 31, 2017. As of December 31, 2017, we have an accumulated deficit of $39,425,900 and working capital deficit of $2,198,926. If we continue to experience losses, we may not be able to continue our operations, and investors may lose their entire investment.

Our future development requires substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, which would prevent us from fully developing our business and generating revenues.

As of April 2, 2018, our cash available was $1,361,853. Our business plan will require additional capital expenditures, and our capital outlays could increase substantially over the next several years as we implement our business plan. As a result, and since we do not believe we will operate profitably during that period, we expect that we will need to raise substantial additional capital, through future private or public equity offerings, strategic alliances or debt financing. Our future capital requirements will depend on many factors, including: market conditions, sales personnel cost, cost of litigation in enforcing our patents, and information technology (IT) development and acquisition costs. No assurance can be given that we can successfully raise additional equity or debt capital, or that such financing will be available to us on favorable terms, if at all.

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

On January 23, 2017, the court granted preliminary approval of the settlement pursuant to the terms set forth in the Stipulation of Settlement, provisionally certified a settlement class of shareholders, and directed plaintiffs' counsel to provide notice to that class. The Court held a Settlement Hearing May 8, 2017 to consider any objections to the Settlement that might be raised by settlement class members, to consider plaintiffs’ counsel's application for an award of fees and costs, and to determine whether the Order and Final Judgment as provided under the Stipulation of Settlement should be entered, dismissing the case with prejudice. On May 8, 2017, this Court granted final approval to the settlement of the securities class action brought by Lead Plaintiffs, individually and on behalf of all others similarly situated. On February 9, 2018, the Court authorized distribution of the Net Settlement Fund and to approved the proposed modified plan of allocation.

On May 16, 2016, a shareholder derivative complaint entitled LiPoChing, Derivatively and on Behalf of AudioEye, Inc., v. Bradley, et al., was filed in the United States District Court for the District of Arizona. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The complaint asserted causes of action including breach of fiduciary duty and others, arising from the Company’s restatement of its financial results for the first three quarters of 2014. The complaint sought, among other relief, compensatory damages, restitution and attorneys’ fees. In October 2016, the Company and Named Defendants filed a motion to dismiss. In response, the Plaintiff voluntarily dismissed the complaint without prejudice. Plaintiff’s counsel subsequently submitted a demand to the Company’s Board of Directors, to investigate the circumstances surrounding restatement of its financial results for the first three quarters of 2014. The Board has formed an Independent Director lead special litigation committee to evaluate the demand and make a recommendation to the Board. No determination has been made at this time.

On July 26, 2016, a shareholder derivative complaint entitled Denese M. Hebert, derivatively on Behalf of Nominal Defendant AudioEye, Inc., v. Bradley, et al., was filed in the State of Arizona Superior Court for Pima County. The complaint generally asserted causes of action related to the Company’s restatement of its financial statements for the first three fiscal quarters of 2014. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The defendants filed a motion to dismiss, which the Court granted on May 8, 2017, while also denying Plaintiff’s request for leave to amend the complaint. As in the above matter, after this matter was dismissed Plaintiff’s counsel subsequently submitted a demand to the Company’s Board of Directors, to investigate the circumstances surrounding restatement of its financial results for the first three quarters of 2014. This demand is being evaluated together with the above demand by the Board’s Independent Director lead special litigation committee. No determination has been made at this time.

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

Our business greatly depends on the growth of online services and other next-generation Internet-based services and applications.

The Internet may ultimately prove not to be a viable commercial marketplace for such applications for a number of reasons, including:

•	unwillingness of consumers to shift to and use other such next-generation cloud-based services;

•	Distrust for security of cloud-based services;

•	perception by end-users with respect to product and service quality and performance;

•	limitations on access and ease of use;

•	congestion leading to delayed or extended response times;

•	inadequate development of Internet infrastructure to keep pace with increased levels of use; and

•	increased government regulations.

If the market for our online services does not grow as anticipated, our business would be adversely affected.

While other next-generation Internet-based applications have grown rapidly in personal and professional use, we cannot assure you that the adoption of our products and services will grow at a comparable rate, or grow at all.

We expect that we will experience long and unpredictable sales cycles, which may impact our operating results.

We expect that our sales cycles will be long and unpredictable due to a number of uncertainties such as:

•	the need to educate potential customers about the current state of accessibility for those with disabilities;

•	customers’ willingness to invest potentially substantial resources and infrastructures to take advantage of our products and services;

•	customers’ budgetary constraints;

•	the timing of customers’ budget cycles; and

•	delays caused by customers’ internal review and procurement processes.

We historically have been dependent on a concentrated number of customers, and have stopped doing business with certain customers who historically represented a significant portion of our revenues during the past two years as the Company migrates to a SaaS model.

For the years ended December 31, 2017 and 2016, two major customers generated approximately 28.4% and 45.3% of our revenue, respectively. We have fundamentally shifted our business model to focus on software as a service (SaaS) product offerings, and this shift has caused us to stop doing business with certain customers who historically represented a significant portion of our revenue. We have not yet proven that we can develop and maintain a diversified customer base who will subscribe to our SaaS-centric products and services. If we are unable to continue to establish, maintain, grow or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate and our growth may be limited.

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

We continually develop new products and product enhancements and actively capitalize software development costs, while making educated assumptions to anticipate the attributed revenue to be derived from each development or enhancement. If our assumptions are incorrect or if we are unable to attribute revenue to each respective product or product enhancement, we may have to account for impairment, thus reversing the capitalized expenditures.

Our product developers are consistently programming new products and enhancements to existing products. Under the guidance of U.S Accounting Standard, ASC 350-40, we make determinations to estimate the useful life of each of these products and enhancements. Based on these determinations, we amortize software expenses over the pre-determined period of time. Based on our financial forecasts and regular impairment testing, we believe that sufficient cash flows will be realized from our product development and product enhancements. Should our estimates turn out to be inaccurate or should the business fail to attract new revenue in relation to each respective product or product enhancement, we may have to file for impairment of the relative capitalized expens(es).

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

With our annual reports on Form 10-K for the year ended December 31, 2017, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2017 in accordance with generally accepted accounting principles.

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

The trading price of our common stock has historically been subject to significant volatility. As a result of this volatility, investors may not be able to sell their common stock. The market price for our common stock may be influenced by many factors, including, but not limited to:

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

When we issue additional shares in the future, it will likely result in the dilution of our existing stockholders

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.00001 par value and 10,000,000 preferred shares with a par value of $0.00001, of which 143,438,396 common shares were issued and outstanding as of December 31, 2017 and 110,000 shares of Series A Preferred Stock (convertible into 7,108,995 shares of common stock) were issued and outstanding as of December 31, 2017. From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, as of December 31, 2017, we had warrants, options and restricted stock units to purchase an aggregate of 77,001,363 shares of our common stock, the exercise of which would further increase the number of outstanding shares. The issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders.

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

As of April 2, 2018, our directors, executive officers and other beneficial owners, beneficially own 134,225,407 common shares including warrants and options which is approximately 83.03% of our outstanding 161,664,077 common shares. The holdings of our directors, executive officers and other affiliated owners represent 25.98% on a fully diluted basis. Accordingly, through their collective ownership of our outstanding common stock, if they act together, will be close to controlling the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, will determine the outcome of the election of all of our directors and determining corporate and stockholder action on other matters.

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

Item 2. Properties

The Company’s principal executive offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 2,362 square feet as of December 31, 2017. The Company’s principal executive office is leased for an aggregate amount of $4,724 per month through September 1, 2016, $5,474 through September 30, 2017 and an aggregate amount of $6,224 per month as of December 31, 2017. On December 21, 2017, the Company entered into an amendment, effective February 1, 2018, of its existing lease to expand its Arizona office to approximately 4,248 square feet with lease expiration of September 30, 2021. Pursuant to the such amendment, our basic rent increases to $9,598 on February 1, 2018, and escalates to $10,185 by the end of the lease term.

The Company also has offices in Atlanta, previously located at 1855 Piedmont Road, Suite 200, Marietta, Georgia leased for an aggregate of $2,763 per month. On September 1, 2016, we entered into a new lease which re-located our offices to 3901 Roswell Road, Suite 134, pursuant to which we are obligated to pay an aggregate of $3,937 per month as of December 31, 2017, and expires September 30, 2019. On December 29, 2017, the Company entered into an amendment, effective February 1, 2018, of its existing lease to expand its Georgia office to approximately 3,831 square feet. Pursuant to the such amendment, our basic rent increases by $1,500 on February 1, 2018 through remainder of lease term.

In 2017, we leased office space in New York on a month to month basis for $300 per month.

Beginning November 1, 2015, we subleased an office from a company controlled by our Executive Chairman in Scottsdale, AZ for $3,502 per month as of December 31, 2017.

The Company’s total rent expense was approximately $144,030 and $109,340 under office leases for the years ended December 31, 2017 and 2016, respectively.

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

On January 23, 2017, the court granted preliminary approval of the settlement pursuant to the terms set forth in the Stipulation of Settlement, provisionally certified a settlement class of shareholders, and directed plaintiffs' counsel to provide notice to that class. The Court held a Settlement Hearing May 8, 2017 to consider any objections to the Settlement that might be raised by settlement class members, to consider plaintiffs’ counsel's application for an award of fees and costs, and to determine whether the Order and Final Judgment as provided under the Stipulation of Settlement should be entered, dismissing the case with prejudice. On May 8, 2017, this Court granted final approval to the settlement of the securities class action brought by Lead Plaintiffs, individually and on behalf of all others similarly situated. On February 9, 2018, the Court authorized distribution of the Net Settlement Fund and to approved the proposed modified plan of allocation.

On May 16, 2016, a shareholder derivative complaint entitled LiPoChing, Derivatively and on Behalf of AudioEye, Inc., v. Bradley, et al., was filed in the United States District Court for the District of Arizona. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The complaint asserted causes of action including breach of fiduciary duty and others, arising from the Company’s restatement of its financial results for the first three quarters of 2014. The complaint sought, among other relief, compensatory damages, restitution and attorneys’ fees. In October 2016, the Company and Named Defendants filed a motion to dismiss. In response, the Plaintiff voluntarily dismissed the complaint without prejudice. Plaintiff’s counsel subsequently submitted a demand to the Company’s Board of Directors, to investigate the circumstances surrounding restatement of its financial results for the first three quarters of 2014. The Board has formed an Independent Director lead special litigation committee to evaluate the demand and make a recommendation to the Board. No determination has been made at this time.

On July 26, 2016, a shareholder derivative complaint entitled Denese M. Hebert, derivatively on Behalf of Nominal Defendant AudioEye, Inc., v. Bradley, et al., was filed in the State of Arizona Superior Court for Pima County. The complaint generally asserted causes of action related to the Company’s restatement of its financial statements for the first three fiscal quarters of 2014. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The defendants filed a motion to dismiss, which the Court granted on May 8, 2017, while also denying Plaintiff’s request for leave to amend the complaint. As in the above matter, after this matter was dismissed Plaintiff’s counsel subsequently submitted a demand to the Company’s Board of Directors, to investigate the circumstances surrounding restatement of its financial results for the first three quarters of 2014. While the Company believes that its legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation, the related legal fees, or the impact on the financial results of the Company can be made as of the date of this statement. This demand is being evaluated together with the above demand by the Board’s Independent Director lead special litigation committee. No determination has been made at this time.

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

The following table sets forth the high and low sale prices of our common stock on the OTC Bulletin Board/OTC Pink Marketplace for the periods indicated:

	High	Low
Quarter ended March 31, 2016	$0.20	$0.03
Quarter ended June 30, 2016	$0.21	$0.13
Quarter ended September 30, 2016	$0.18	$0.07
Quarter ended December 31, 2016	$0.19	$0.07
Quarter ended March 31,2017	$0.20	$0.11
Quarter ended June 30, 2017	$0.37	$0.13
Quarter ended September 30, 2017	$0.20	$0.13
Quarter ended December 31, 2017	$0.17	$0.10

As of April 2, 2018, we had approximately 242 common stockholders and 10 preferred stockholders of record and a greater number of beneficial holders for whom shares are held in a “nominee” or “street” name.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2017 and 2016 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors.”

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

Overview

AudioEye is a marketplace leader providing web accessibility solutions for our clients’ customers through our Ally Platform products. Our technology advances accessibility with patented technology solutions that reduce barriers, expand access for individuals with disabilities, and enhance the user experience for many users. When implemented, we believe that our solutions offer businesses, schools, and governments the opportunity to reach more customers, improve brand image, and build additional brand loyalty. In addition, our solutions help organizations comply with internationally accepted Web Content Accessibility Guidelines (WCAG) as well as US, Canadian, Australian, and United Kingdom accessibility laws.

We generate revenues through the sale of subscriptions of our SaaS technology platform, called the AudioEye Ally Platform, to website owners, publishers, developers, and operators and through the delivery of managed services combined with the implementation of the AudioEye solution. Our solutions have been adopted by some of the largest and most influential companies in the world. Our customers span disparate industries and target market verticals, which encompass (but are not limited to) the following categories: human resources, finance, transportation, automotive, restaurant services, media, and education. Government agencies and state and local municipalities have also integrated our software in their digital platforms.

Results of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared to conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

	Year Ended December 31,
	2017	2016
Results of Operations
Revenues	2,739,439	994,265
Cost of sales	1,384,145	1,226,321
Gross profit (loss)	1,355,294	(232,056)

Selling and marketing expenses	1,421,127	713,972
Research and development expenses	181,303	343,712
General and administrative expenses	3,732,749	2,568,227
Impairment of non-marketable securities	-	50,000
Amortization and depreciation	538,761	570,247
Operating (loss)	(4,518,646)	(4,478,214)
Other Income (Expense)	-	750
Unrealized loss on investments	(450)	(2,400)
Unrealized loss on derivative liabilities	(155,027)	(2,758,488)
Loss on settlement of debt	(15,724)	(1,664,281)
Interest expense	(917,992)	(675,997)
Net (loss)	$(5,607,839)	$(9,578,630)
Deemed dividend on Series A Convertible preferred stock	-	-
Dividend on Series A Convertible preferred stock	(75,206)	(80,000)
Net loss attributable to common stockholders	$(5,683,045)	$(9,658,630)
Net (loss) per weighted average common	$(0.05)	$(0.10)

In 2017, our net loss decreased to $(5,683,045) from $(9,658,630) in 2016, primarily as a result of the following:

Revenue

For the years ended December 31, 2017 and 2016, revenue in the amount of $2,739,439 and $994,265, respectively, consisted primarily of various levels of core product sales, software development, website design and maintenance. Revenues increased due to a change of marketing focus.

Cost of Sales

For the years ended December 31, 2017 and 2016, cost of sales in the amount of $1,384,145 and $1,226,321, respectively, consisted primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit (Loss)

The increase in revenue and increase in sub-contracting and direct labor cost resulted in a gross profit/ (loss) of $1,355,294 and $(232,056) for the years ended December 31, 2017 and 2016, respectively. Gross profit increased as a result of increasing sales net with an increase in sub-contracting and direct labor costs.

Selling and Marketing Expenses

Selling and marketing expenses were $1,421,127 and $713,972 for the years ended December 31, 2017 and 2016, respectively. The increase in expenses results from staff and salary increases as we expand and grow our business lines.

Research and Development Expenses

Research and development expenses were and $181,303 and $343,712 for the years ended December 31, 2017 and 2016, respectively. Research and development expenses decreased predominantly as a result of a decrease in technology staff.

General and Administrative Expenses

General and administrative expenses were $3,732,749 and $2,568,227 for the years ended December 31, 2017 and 2016, respectively. General and administrative expenses increased as a result of added headcount, contract labor costs, and benefits.

Impairment of non-marketable securities

In 2016, we impaired non-marketable securities with a carrying value of $50,000.

Amortization and Depreciation

Amortization and depreciation expenses were $538,761 and $570,247 for the years ended December 31, 2017 and 2016, respectively. The decrease in expense was primarily related to a decrease in intellectual property amortization and intangibles.

Loss on change in Fair Value of Derivative Liabilities

In October 2015, 2016 and 2017, we issued warrants with embedded reset provisions. We value these derivatives each reporting period and record any change in fair market value as non-cash gains or losses. This resulted in a loss of $(155,027) on change in fair value of derivative liabilities for the year ended December 31, 2017 as compared to a loss of $(2,758,488) for 2016.

Loss on settlement of Debt

In November 2017, we issued common stock in settlement of $50,000 convertible note payable and accrued interest. In connection with this issuance, we incurred a $15,724 loss on settlement.

In April 2016, we issued common stock warrants in settlement of convertible debt and accrued interest. As such, we incurred a non-cash loss on debt settlement between the estimated fair value of the issued warrants and the carrying value of the debt and accrued interest of $1,664,281.

Interest Expense, net

Interest expense, net during the year ended December 31, 2017 was $917,992 compared to $675,997 for the year ended December 31, 2016. For 2017 and 2016, interest expense consists primarily of amortization of debt discounts and interest incurred relating to our issued notes payable.

Contracts in Process/Revenue Recognition

Under current accounting procedures, the Company only recognizes revenue on new contracts for the actual services delivered in the period under the following criteria: (i) the contract has been signed and delivered to the Company; (ii) the services have been performed or delivered; and (iii) the client has been billed for the services delivered. The Company does not record deferred revenues for new contracts until the first payment for services has been received. The Company only records accounts receivable for the amount of revenue recognized as service is rendered, even if the client has been billed for the entire contract value. The table below summarizes the amount of contract value in excess of the revenue recognized of $3,277,906, our deferred revenue of $1,233,754 and amount recognized in the amount of $2,739,439 in 2017. Contract and deferred revenues are expected to be recognized in future periods. The Company also receives contracts for service hours but whose total contract value is uncertain. These “fee for service contracts” are recorded in the table below only if the services have been delivered and the associated revenue has been recognized.

A summary of our contracts in process is as follows:

Contracts in Process
December 31, 2017
		Revenue	Revenue Recognized	Deferred	Contract Amount in Excess of Deferred
	Contract	Recognized	12 Months Ended	Revenue	Revenue and
	Amount	prior to 2017	December 31, 2017	December 31, 2017	Recognized Revenue
Fixed Contracts	$7,858,612	$607,513	$2,739,439	$1,233,754	$3,277,906

Liquidity and Capital Resources

Working Capital

Our auditors, Malone Bailey LLP, have indicated in their report on the Company’s financial statements for the fiscal year ended December 31, 2017 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives.

As of December 31, 2017, the Company had cash of $1,960,430 and working capital deficit of $2,198,926, principally due to the non-cash derivative liability recorded in current liabilities. Excluding the derivative liability, the Company’s working capital would have been $785,084. In addition, the Company used actual net cash in operations of $1,622,719 during the year ended December 31, 2017. Even with a greater focus on cash revenue generation and the ongoing cost controls, the conditions described in the first paragraph, above, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company has been successful in raising capital in the past, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan.

	At December 31,
	2017	2016
Current Assets	$2,134,403	$1,474,823
Current Liabilities	4,333,329	4,166,913
Working Capital (Deficit)	$(2,198,926)	$(2,692,090)

The working capital (deficit) for the years ended December 31, 2017 and 2016 was $(2,198,926) and $(2,692,090), respectively. The change in working capital was primarily due to the non-cash derivative liability recorded in current liabilities.

Cash Flows

	December 31,
	2017	2016
Net Cash (Used in) Operating Activities	$(1,622,719)	$(2,340,281)
Net Cash (Used in) Investing Activities	$(424,969)	$(42,640)
Net Cash Provided by Financing Activities	$2,598,700	$2,105,082
Increase (Decrease) in Cash	$551,012	$(277,839)

We had cash in the amount of $1,960,430 and $1,409,418 as of December 31, 2017 and December 31, 2016, respectively.

On January 12, 2017, we entered into a Common Stock and Warrant Purchase Agreement with an investor for the issuance and sale of 357,143 shares of common stock of the Company and warrants to purchase up to an aggregate of 40,000 shares of common stock of the Company, representing $50,000 of proceeds. The warrants are exercisable at $0.25 per share for five years from the date of issuance and subject to anti-dilution protection.

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

On September 29, 2017, the Company entered into a Common Stock Purchase Agreement (the “September 2017 Purchase Agreement”) with certain investors for the issuance and sale of up to 12,500,000 shares of common stock of the Company (the “Common Stock” or “Shares”) at a purchase price of $0.14 per share. As of December 31, 2017, the Company had received proceeds, net of costs, of $1,500,000.

On October 11, 2017, the “Company entered into a Second Amendment to the Note and Warrant Purchase Agreement (the “Purchase Agreement Amendment”) and an Omnibus Amendment to Common Stock Warrants (the “Warrant Amendment”), which collectively amended that certain Note and Warrant Purchase Agreement dated as of October 9, 2015 (the “Original Agreement”) and the warrants previously issued thereunder (the “Warrants”) to, among other things, provide for a period to exercise the Warrants at a discount.

In November 2017, the Company issued convertible promissory notes in aggregate of $812,500 and warrants to acquire 8,125,000 shares of the Company’s common stock at $0.07 per share for five years under terms described above. The notes were immediately converted into 12,090,774 shares of the Company’s common stock at a conversion rate of $0.0672 per share and certain of the warrants were exercised for 750,000 shares of the Company’s common stock at $0.07 per share for net proceeds of $52,500.

In November and December 2017, the Company issued an aggregate of 2,250,000 shares of its common stock upon exercise of previously issued warrants for net proceeds of $157,500, at an amended exercise price of $0.07 per share.

We may raise additional capital through the sale of equity or debt securities or borrowings from financial institutions or third parties or a combination of the foregoing. Capital raised will be used to implement our business plan, grow current operations, make acquisitions or start new vertical businesses among some of the possible uses.

Contractual Obligations

Operating leases

The Company’s principal executive offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 2,362 square feet as of December 31, 2017. The Company’s principal executive office is leased for an aggregate amount of $4,724 per month through September 1, 2016, $5,474 through September 30, 2017 and an aggregate amount of $6,224 per month as of December 31, 2017. On December 21, 2017, the Company entered into an amendment, effective February 1, 2018, of its existing lease to expand its Arizona office to approximately 4,248 square feet with lease expiration of September 30, 2021. Pursuant to the such amendment, our basic rent increases to $9,598 on February 1, 2018, and escalates to $10,185 by the end of the lease term.

The Company also has offices in Atlanta, previously located at 1855 Piedmont Road, Suite 200, Marietta, Georgia leased for an aggregate of $2,763 per month. On September 1, 2016, we entered into a new lease which re-located our offices to 3901 Roswell Road, Suite 134, pursuant to which we are obligated to pay an aggregate of $3,937 per month as of December 31, 2017, and expires September 30, 2019. On December 29, 2017, the Company entered into an amendment, effective February 1, 2018, of its existing lease to expand its Georgia office to approximately 3,831 square feet. Pursuant to the such amendment, our basic rent increases by $1,500 on February 1, 2018 through remainder of lease term.

In 2017, we leased office space in New York on a month to month basis for $300 per month.

Beginning November 1, 2015, we subleased an office from a company controlled by our Executive Chairman in Scottsdale, AZ for $3,502 per month as of December 31, 2017.

The Company’s total rent expense was approximately $144,030 and $109,340 under office leases for the years ended December 31, 2017 and 2016, respectively.

The following is a schedule of future minimum lease payments for all non-cancelable operating leases for each of the next four years ending December 31 and thereafter:

Year ended December 31,
2018	$177,450
2019	168,503
2020	119,629
2021	91,466
Total	$557,048

Employment contracts

Our objective is to align the compensation of our senior executives with long term value creation for our stockholders. As such, we use certain performance goals to determine the number of shares that they are eligible to receive each year.

Dr. Carr Bettis. Pursuant to an Executive Employment Agreement, Dr. Carr Bettis is employed as our Executive Chairman. The term of the Executive Employment Agreement is one year commencing July 1, 2017, terminable at will by either us or Dr. Bettis and subject to extension upon mutual agreement. He is to receive a base annual salary of $175,000 during the employment period. He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee. On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Dr. Bettis. The number of shares that vest under the performance options are determined based upon the company’s and Dr. Bettis (as applicable) performance compared to performance goals described below.

The compensation committee following consideration of the report prepared by Farient Advisors LLC established a target number of shares of 2,000,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Dr. Bettis, as applicable. Subject to the share price condition, 50% of the target award will be earned by Dr. Bettis at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Dr. Bettis shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company’s actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date. Effective December 31, 2017, the vesting terms of these options were modified whereby they became fully vested on December 31, 2017. All other option terms remained the same. The incremental increase in the fair value of the options on the date of modification was determined using the Black-Scholes Option Pricing Model and was recognized immediately as compensation expense.

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

On December 7, 2016, the Company’s Board of Directors following consideration of the report prepared by Farient Advisors LLC approved an award of RSU’s to Dr. Bettis in consideration of services Dr. Bettis rendered subsequent to June 30, 2016. The number of Employment Contract RSUs awarded was 602,620, which was determined by dividing $72,917 (the amount of compensation for the period July 1, 2016 through November 30, 2016) by $0.121, representing the 10-day average closing price of the Company’s Common Stock over the 10 trading days beginning November 17, 2016 (the “Award Pricing Methodology”). The Employment Contract RSUs of Dr. Bettis vest upon the satisfaction of both of the following conditions: (i) Dr. Bettis remains in service to the Company continuously through and until June 30, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award (the “Award Vesting Conditions”).

On December 7, 2016 , the Board following consideration of the report prepared by Farient Advisors LLC also approved the grant to Dr. Bettis of a long-term equity component of his compensation in the form of an RSU with a seven-year term representing the right to receive, subject to the terms and upon the conditions of the RSU, 250,000 shares of the Company’s Common Stock, with such number of shares to be reduced by the number of shares, if any, that are awarded to Dr. Bettis in connection with the Performance Option Unit Agreement granted Dr. Bettis in January 2016 under the 2016 Plan. This RSU is also subject to the Award Vesting Conditions.

On August 10, 2017, the Company amended the terms of the 250,000 RSUs previously granted in 2016. The vesting terms were amended from conditional based on a change of control to vesting as of July 1, 2017. The settlement date for such RSUs, as amended, in the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control.

On August 10, 2017, the Company amended the terms of the 402,297 RSUs granted to Dr. Bettis on February 23, 2017 for accrued and unpaid compensation for the period from December 1, 2016 through March 31, 2017. The RSUs as amended, vest upon the earlier of (i) on July 1, 2017 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs, as amended, is the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control.

On August 10, 2017, the Company amended the terms of the 263,554 RSUs granted to Dr. Bettis on June 22, 2017 for accrued and unpaid compensation for the period from April 1, 2017 through June 30, 2017.The RSUs, as amended, vest upon the earlier of (i) on July 1, 2017 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs, as amended, is the earlier of (i) July 1, 2024 or (ii) date on which the Company undergoes a change of control during the seven-year term of the award.

On June 22, 2017, the Company following consideration of the report prepared by Farient Advisors LLC granted Dr. Bettis 665,000 RSUs for services provided as a board member. The RSUs vest upon the earlier of (i) on July 1, 2018 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs is (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control during the seven-year term of the award.

Todd Bankofier. Pursuant to an Executive Employment Agreement dated as of February 13, 2018, effective December 31, 2017, Mr. Bankofier continued to be employed as our Chief Executive Officer. The term of the Executive Employment Agreement is two years commencing December 1, 2017 and subject to extension upon mutual agreement. He is to receive a base annual salary of $250,000. Mr. Bankofier is also entitled to equity awards under our incentive compensation plan. In connection with entry into the Executive Employment Agreement, we and Mr. Bankofier terminated the existing employment agreement, dated November 10, 2015, between us and Mr. Bradley effective as of December 1, 2017.

On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Mr. Bankofier. The number of shares that vest under the performance options are determined based upon the company’s and Mr. Bankofier (as applicable) performance compared to performance goals described below.

The compensation committee established a target number of shares of 2,000,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Mr. Bankofier, as applicable. Subject to the share price condition, 50% of the target award will be earned by Mr. Bankofier at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Mr. Bankofier shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company’s actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date. Effective December 31, 2017, the vesting terms of these options were modified whereby they became fully vested on December 31, 2017. All other option terms remained the same. The incremental increase in the fair value of the options on the date of modification was determined using the Black-Scholes Option Pricing Model and was recognized immediately as compensation expense.

On December 7, 2016, the Company’s Board of Directors following consideration of the report prepared by Farient Advisors LLC approved an increase to the base salary of Todd Bankofier, the Company’s Chief Executive Officer. Mr. Bankofier’s base annual salary was increased to $175,000. Mr. Bankofier also received a restricted stock unit award under the 2016 Plan (the “Bankofier RSUs”). The Bankofier RSUs have a seven-year term and represent the right to receive, subject to the terms and upon the conditions of the RSU award, 250,000 shares of the Company’s Common Stock, with such number of units to be reduced by the number of shares, if any, that are awarded to Mr. Bankofier in connection with the Performance Option Unit Agreement granted Mr. Bankofier in January 2016 under the 2016 Plan. The Bankofier RSUs vest under the Award Vesting Conditions.

On August 10, 2017, the Company amended the terms of the 250,000 RSUs previously granted in 2016. The vesting terms were amended from conditional based on a change of control to vesting as of July 1, 2017. The settlement date for such RSUs, as amended, in the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control.

Sean Bradley. Pursuant to an Executive Employment Agreement dated as of February 13, 2018, effective December 31, 2017, Sean Bradley continued to be employed as our Chief Technology Officer. The term of the Executive Employment Agreement is two years commencing December 1, 2017, subject to extension upon mutual agreement. He is to receive a base annual salary of $200,000 during the employment period. He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee. Mr. Bradley is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan, the AudioEye, Inc. 2013 Incentive Compensation Plan and the AudioEye, Inc. 2014 Incentive Compensation Plan. In connection with entry into the Executive Employment Agreement, we and Mr. Bradley terminated the existing employment agreement, dated August 7, 2013, between us and Mr. Bradley effective as of December 1, 2017.

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

Effective April 24, 2015, our board of directors appointed Sean Bradley to serve as President of our company as well as continuing as Chief Technology Officer and Secretary. Effective May 1, 2015, Mr. Bradley agreed to reduce his annual base salary to $150,000. Effective October 1, 2015 the board and Mr. Bradley agreed that in lieu of cash Mr. Bradley would receive up to $6,250 per quarter in compensation in the form of market value of options or warrants. On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Mr. Bradley. The number of shares that vest under the performance options are determined based upon the company’s and Mr. Bradley’s (as applicable) performance compared to performance goals described below. The compensation committee established a target number of shares of 1,500,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Mr. Bradley, as applicable. Subject to the share price condition, 50% of the target award will be earned by Mr. Bradley at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Mr. Bradley shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company’s actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date. Effective December 31, 2017, the vesting terms of these options were modified whereby they became fully vested on December 31, 2017. All other option terms remained the same. The incremental increase in the fair value of the options on the date of modification was determined using the Black-Scholes Option Pricing Model and was recognized immediately as compensation expense.

The Board also approved the grant to Mr. Bradley of a long-term equity component of his compensation in the form of an RSU with a seven-year term representing the right to receive, subject to the terms and upon the conditions of the RSU, 150,000 shares of the Company’s Common Stock. This RSU is also subject to the Award Vesting Conditions.

On August 10, 2017, the Company amended the terms of the 150,000 RSUs previously granted in 2016. The vesting terms were amended from conditional based on a change of control to vesting as of July 1, 2017. The settlement date for such RSUs, as amended, in the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2017 and 2016. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2017 and 2016, the Company did not have any derivative instruments that were designated as hedges.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company has elected to utilize the cumulative effect adjustment approach upon adoption.

The Company has determined that the adoption of ASU-2014-09 will not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

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

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties and a lack of formalized policies that provide for multiple levels of supervision and reviews in the Company’s internal control of financial reporting as discussed below.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2017, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

The Company concluded it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. In addition, the Company lacks formalized policies that provide for multiple levels of supervision and reviews. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information is as of April 2, 2018 with respect to those persons who are serving as our directors and executive officers.

Name	Age	Director/Position
Dr. Carr Bettis	54	Executive Chairman/Chairman of the Board, and Director
Todd Bankofier	58	Chief Executive Officer
Sean Bradley	37	President, Chief Technology Officer, and Secretary
Anthony Coelho	75	Director
Ernest Purcell	66	Director
Alexandre Zyngier	48	Director

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Dr. Carr Bettis. Dr. Bettis has served as a director of ours since December 2012, and previously served as a director of ours from July 2007 to April 2010. Dr. Bettis has served as Executive Chairman/Chairman of the Board since March 2015. Dr. Bettis founded and has been the Chief Architect of numerous financial technology innovations and businesses over the last 15 years that have been acquired by Merrill Lynch, Thomson Financial, Primark/Disclosure and Advanced Equities/Greenbook Financial. From 1996 to 2011, Dr. Bettis was the Chairman and Founder of Gradient Analytics, one of the largest independent equity research firms in the United States. He has served as Chairman and Co-Founder of Verus Analytics, a quantitative analytics and financial technology firm since 1996. He also serves on the board of directors of Symbolic IO, a New Jersey founded technology company. Since 2007, he has also managed his family’s private equity portfolio via his firm, Fathom Lab. Dr. Bettis is a former tenured professor and maintains a clinical-affiliation with Arizona State University as Research Professor of Finance at the W.P. Carey School of Business. He is frequently cited in national and international financial media. His research has been published in academic and professional journals such as the Journal of Financial Economics, Review of Financial Studies, Journal of Financial and Quantitative Analysis, and the Financial Analyst Journal. Dr. Bettis holds undergraduate degrees in finance and accounting, and received his Ph.D. from Indiana University in 1992. We believe that Dr. Bettis’ extensive education and background in finance makes him qualified to serve as our Executive Chairman/Chairman of the Board and as a director.

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

Anthony Coelho. Mr. Coelho has served as a director since June 2014. Mr. Coelho was a member of the U.S. House of Representatives from 1978 to 1989, where he authored the Americans With Disabilities Act (ADA). After leaving Congress, he joined Wertheim Schroder & Company, an investment banking firm in New York and became President and CEO of Wertheim Schroder Financial Services from 1990 to 1995. From 1995 to 1997, he served as Chairman and CEO of an education and training technology company that he established and subsequently sold. In 1998, President Clinton appointed him as the U.S. Commissioner General for the World’s Fair in Lisbon Portugal. He served as general chairman of the presidential campaign of former Vice President Al Gore from April 1999 until June 2000. Since 1997, Mr. Coelho has worked independently as a business and political consultant. Mr. Coelho also served as Chairman of the President’s Committee on Employment of People with Disabilities from 1994 to 2001. He previously served as Chairman of the Board of the Epilepsy Foundation and Chairman of the Board for the American Association For People With Disabilities. Mr. Coelho has served on a number of boards, including Circus Circus, Warren Resources, Kaiser Resources and Cyberonics. Since 1991, he has been a member of the board of Service Corporation International, a publicly traded company as its Lead Director. Mr. Coelho earned a Bachelor of Arts degree in Political Science from Loyola Marymount University in 1964. We believe that Mr. Coelho’s political acumen and contacts as well as his extensive executive, financial and business experience makes him qualified to serve as a director.

Ernest Purcell. Mr. Purcell has served as a director of ours since March 2014. Mr. Purcell has more than two decades of experience in the financial services and advisory industries and has been involved in providing fairness and solvency opinions on numerous U.S. and European transactions. He has technical expertise in financial due diligence, strategic business valuation, financial restructurings and divestitures. From 1997 to December of 2017 Mr. Purcell was employed by Houlihan Lokey, Inc., where he served as a Senior Managing Director, a member of the Board of Directors of their European and Asian subsidiaries, and the Head of International Financial Advisory Services. Houlihan Lokey is an international investment bank with expertise in mergers and acquisitions, capital markets, financial restructuring, and valuation. The firm serves corporations, institutions, and governments worldwide with offices in the United States, Europe, and Asia. Houlihan Lokey is ranked as the No. 1 global restructuring advisor, the No. 1 M&A fairness opinion advisor for U.S. transactions over the past 10 years, and the No. 1 M&A advisor for U.S. transactions under $3 billion, according to Thomson Reuters. Mr. Purcell was based in Houlihan Lokey’s Miami office, having returned to the U.S. after serving more than six years in the London office and officially retired from the firm at the end of 2017. With significant experience in the valuation of securitized vehicles and structured investment vehicles, Mr. Purcell has advised numerous hedge fund and private equity sponsors on the valuation of their portfolio assets. He has structured, negotiated, and closed complex financial and capital transactions in many industries, including transportation, financial services, telecommunications, energy, aviation, consumer products and industrial products. From 1989 to 1996, Mr. Purcell served in a number of positions with Valuemetrics, Inc. / VM Equity Partners, where he specialized in the valuation of publicly owned and privately held companies, strategic financial planning, and bankruptcy analysis. Mr. Purcell earned bachelor’s degree in Economics and Finance from the University of Florida in 1973 and earned his MBA, with concentrations in Finance and Statistics, from the University of Chicago. He is a member of the Institute of Directors, British American Business and the Corporate Development Association. He is also a member of the Valuation Special Interest Group of the Institute of Chartered Financial Accountants in England and Wales, the Society of Share and Business Valuers, and the Business Valuation Association. We believe that Mr. Purcell’s extensive education and background in finance makes him qualified to serve as a director.

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

Item 11. Executive Compensation

The table below summarizes the compensation paid to the following persons:

(a) our principal executive officer;

(b)  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2017; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the respective fiscal year:

								Non-Equity		Change in Pension Value and
				Stock		Option/Warrant		Incentive Plan		Nonqualified Deferred	All Other
Name and Principal		Salary	Bonus	Awards		Awards		Compensation		Compensation	Compensation	Total
Position	Year	($)	($)	($)		($)		($)		Earnings	($)	($)
Dr. Carr Bettis	2017	$87,499	-	287,355	(1)	$268,300	(2)	$-		-	-	$643,154
Executive Chairman,	2016	$-	-	72,917	(3)	$178,903	(4)	$14,580	(5)	-	-	$266,400
Chairman and Director

Todd Bankofier	2017	$177,867	-	41,250	(6)	$268,300	(7)	-		-	-	$487,417
Chief Executive Officer	2016	$139,721	-	-		$24,451	(8)	-		-	-	$164,172

Sean Bradley	2017	$149,085	-	41,250	(9)	$201,225	(10)	-		-	-	$391,560
President, Chief Technology	2016	$151,202	-	-		$38,752	(11)	-		-	-	$189,954
Officer, Vice President, Secretary

(1)	Dr. Carr Bettis stock awards were comprised of (i) modifications previously granted 2016 restricted stock awards for an aggregate of 852,620 common shares resulting a re-pricing and vesting differences of $67,765, (ii) granted a restricted stock award for 402,297 common shares on February 23, 2017, vesting immediately, of $66,379, (iii) granted a restricted stock award for 665,000 common shares on June 22, 2017, vesting on July 1,2018, of $109,725 and (iv) granted a restricted stock award for 263,554 common shares on June 22, 2017, vesting on July 1, 2017, of $43,486.

(2)	Dr. Carr Bettis’s previously granted 2,000,000 performance based options in 2016 were deemed fully vested at December 31, 2017 with a market value at modification date of $268,300.

(3)	Dr. Carr Bettis was granted a restricted stock award with performance based vesting and compensation of $72,917.

(4)	Dr. Carr Bettis was granted 500,000 options on January 4, 2016 with a total market value of $9,018 at grant date, 250,000 warrants on January 5, 2016 with a total market value of $29,876 at grant date; 500,000 warrants on February 29, 2016 with a total market value of $28,058 at grant date; 347,995 warrants on April 15, 2016 with a total market value of $43,750 at grant date; 394,625 warrants on July 15, 2016 with a total market value of $43,750 at grant date; 2,000,000 performance based units on January 1, 2016 with a total market value at grant date of $24,451.

(5)	Dr. Carr Bettis was entitled to $87,497 in compensation for the period July 1 to December 31, 2016. He has been granted restricted stock units with a value of $72,917 for that period. The difference of $14,580 is a liability of the Company.

(6)	Todd Bankofier’s previously granted 2016 restricted stock award for of 250,000 common shares was modified in 2017 resulting a re-pricing and vesting difference of $41,250.

(7)	Todd Bankofier’s previously granted 2,000,000 performance based options in 2016 were deemed fully vested at December 31, 2017 with a market value at modification date of $268,300.

(8)	Todd Bankofier was granted 2,000,000 performance based units on January 1, 2016 with a total market value at grant date of $24,451.

(9)	Sean Bradley’s previously granted 2016 restricted stock award for of 250,000 common shares was modified in 2017 resulting a re-pricing and vesting difference of $41,250.

(10)	Sean Bradley’s previously granted 1,500,000 performance based options in 2016 were deemed fully vested at December 31, 2017 with a market value at modification date of $268,300.

(11)	Sean Bradley was granted 150,000 options on January 4, 2016 with a market value of $2,706 at grant date; 49,715 options on April 15, 2016 with a market value of $6,250 at grant date; 56,375 options on July 15, 2016 with a market value of $6,250 at grant date; 61,599 options on October 15, 2016 with a market value of $5,209 at grant date and performance based units on January 1, 2016, with a total market value of $18,337 at grant date.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors during the fiscal year ended December 31, 2017 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($)		Total ($)
Anthony Coelho	$-	$68,475	(1)	$68,475
Ernest Purcell	$-	$75,075	(2)	$75,075
Alexandre Zyngier	$-	$75,075	(2)	$75,075
Total:	$-	$218,625		$218,625

(1)	Represents (i) a restricted common stock award of 415,000 shares granted August 10, 2017, vesting on April 30, 2018,for board services with a fair value at grant date of $68,475.

(2)	Represents (i) a restricted common stock award of 415,000 shares granted August 10, 2017, vesting on April 30, 2018, for board services with a fair value at grant date of $68,475 and (ii) a restricted common stock award of 40,000 shares granted August 10, 2017, vesting April 30, 2018 for board committee chair with a fair value at grant date of $6,600.

Employment Contracts with Executive Officers

Our objective is to align the compensation of our senior executives with long term value creation for our stockholders. As such, we use certain performance goals to determine the number of shares that they are eligible to receive each year.

Dr. Carr Bettis. Pursuant to an Executive Employment Agreement, Dr. Carr Bettis is employed as our Executive Chairman. The term of the Executive Employment Agreement is one year commencing July 1, 2017, terminable at will by either us or Dr. Bettis and subject to extension upon mutual agreement. He is to receive a base annual salary of $175,000 during the employment period. He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee. On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Dr. Bettis. The number of shares that vest under the performance options are determined based upon the company’s and Dr. Bettis (as applicable) performance compared to performance goals described below.

The compensation committee established a target number of shares of 2,000,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Dr. Bettis, as applicable. Subject to the share price condition, 50% of the target award will be earned by Dr. Bettis at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Dr. Bettis shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company’s actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date. . Effective December 31, 2017, the vesting terms of these options were modified whereby they became fully vested on December 31, 2017. All other option terms remained the same. The incremental increase in the fair value of the options on the date of modification was determined using the Black-Scholes Option Pricing Model and was recognized immediately as compensation expense.

On December 7, 2016, the Company’s Board of Directors following consideration of the report prepared by Farient Advisors LLC approved an extension to and modification of the existing employment contract with Dr. Carr Bettis, as well as the grant of certain equity awards to Dr. Bettis under the Company’s 2016 Incentive Compensation Plan. To best preserve the Company’s limited cash resources, the Employment Contract provides generally that Dr. Bettis’s base compensation is paid in the form of Restricted Stock Units (RSU’s).

In its December 7, 2016 action by written consent, the Company’s Board of Directors following consideration of the report prepared by Farient Advisors LLC approved an award of RSU’s to Dr. Bettis in consideration of services Dr. Bettis rendered subsequent to June 30, 2016. The number of Employment Contract RSUs awarded was 602,620, which was determined by dividing $72,917 (the amount of compensation for the period July 1, 2016 through November 30, 2016) by $0.121, representing the 10-day average closing price of the Company’s Common Stock over the 10 trading days beginning November 17, 2016 (the “Award Pricing Methodology”). The Employment Contract RSUs of Dr. Bettis vest upon the satisfaction of both of the following conditions: (i) Dr. Bettis remains in service to the Company continuously through and until June 30, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award (the “Award Vesting Conditions”).

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

On August 10, 2017, the Company amended the terms of the 250,000 RSUs previously granted in 2016. The vesting terms were amended from conditional based on a change of control to vesting as of July 1, 2017. The settlement date for such RSUs, as amended, in the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control.

On August 10, 2017, the Company amended 402,297 RSUs previously granted to Dr. Bettis on February 23, 2017 for accrued and unpaid compensation for the period from December 1, 2016 through March 31, 2017 in the amount of $66,379. The RSUs as amended, vest upon the earlier of (i) on July 1, 2017 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs, as amended, is the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control.

On August 10, 2017, the Company amended 263,554 RSUs previously granted to Dr. Bettis on June 22, 2017 for accrued and unpaid compensation for the period from April 1, 2017 through June 30, 2017 in the amount of $43,486. The RSUs, as amended, vest upon the earlier of (i) on July 1, 2017 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs, as amended, is the earlier of (i) July 1, 2024 or (ii) date on which the Company undergoes a change of control during the seven-year term of the award.

On June 22, 2017, the Company granted Dr. Bettis 665,000 RSUs for services provided as a board member following consideration of the report prepared by Farient Advisors LLC. The RSUs vest upon the earlier of (i) on July 1, 2018 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs is (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control during the seven-year term of the award.

Todd Bankofier. Pursuant to an Executive Employment Agreement dated as of February 13, 2018, effective December 31, 2017, Mr. Bankofier continued to be employed as our Chief Executive Officer. The term of the Executive Employment Agreement is two years commencing December 1, 2017 and subject to extension upon mutual agreement. He is to receive a base annual salary of $250,000. Mr. Bankofier is also entitled to equity awards under our incentive compensation plan. In connection with entry into the Executive Employment Agreement, we and Mr. Bankofier terminated the existing employment agreement, dated November 10, 2015, between us and Mr. Bradley effective as of December 1, 2017.

On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Mr. Bankofier. The number of shares that vest under the performance options are determined based upon the company’s and Mr. Bankofier (as applicable) performance compared to performance goals described below.

The compensation committee established a target number of shares of 2,000,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Mr. Bankofier, as applicable. Subject to the share price condition, 50% of the target award will be earned by Mr. Bankofier at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Mr. Bankofier shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company’s actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date. Effective December 31, 2017, the vesting terms of these options were modified whereby they became fully vested on December 31, 2017. All other option terms remained the same. The incremental increase in the fair value of the options on the date of modification was determined using the Black-Scholes Option Pricing Model and was recognized immediately as compensation expense.

On December 7, 2016, the Company’s Board of Directors following consideration of the report prepared by Farient Advisors LLC approved an increase to the base salary of Todd Bankofier, the Company’s Chief Executive Officer. Mr. Bankofier’s base annual salary was increased to $175,000. Mr. Bankofier also received a restricted stock unit award under the 2016 Plan (the “Bankofier RSUs”). The Bankofier RSUs have a seven-year term and represent the right to receive, subject to the terms and upon the conditions of the RSU award, 250,000 shares of the Company’s Common Stock, with such number of units to be reduced by the number of shares, if any, that are awarded to Mr. Bankofier in connection with the Performance Option Unit Agreement granted Mr. Bankofier in January 2016 under the 2016 Plan. The Bankofier RSUs vest under the Award Vesting Conditions.

On August 10, 2017, the Company amended the terms of the 250,000 RSUs previously granted in 2016. The vesting terms were amended from conditional based on a change of control to vesting as of July 1, 2017. The settlement date for such RSUs, as amended, in the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control.

Sean Bradley. Pursuant to an Executive Employment Agreement dated as of February 13, 2018, effective December 31, 2017, Sean Bradley continued to be employed as our Chief Technology Officer. The term of the Executive Employment Agreement is two years commencing December 1, 2017, subject to extension upon mutual agreement. He is to receive a base annual salary of $200,000 during the employment period. He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee following consideration of the report prepared by Farient Advisors LLC. Mr. Bradley is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan, the AudioEye, Inc. 2013 Incentive Compensation Plan and the AudioEye, Inc. 2014 Incentive Compensation Plan. In connection with entry into the Executive Employment Agreement, we and Mr. Bradley terminated the existing employment agreement, dated August 7, 2013, between us and Mr. Bradley effective as of December 1, 2017.

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

Effective April 24, 2015, our board of directors appointed Sean Bradley to serve as President of our company as well as continuing as Chief Technology Officer and Secretary. Effective May 1, 2015, Mr. Bradley agreed to reduce his annual base salary to $150,000. Effective October 1, 2015 the board and Mr. Bradley agreed that in lieu of cash Mr. Bradley would receive up to $6,250 per quarter in compensation in the form of market value of options or warrants. On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board approved a performance option agreement for Mr. Bradley. The number of shares that vest under the performance options are determined based upon the company’s and Mr. Bradley’s (as applicable) performance compared to performance goals described below. The compensation committee established a target number of shares of 1,500,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Mr. Bradley, as applicable. Subject to the share price condition, 50% of the target award will be earned by Mr. Bradley at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Mr. Bradley shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company’s actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date. Effective December 31, 2017, the vesting terms of these options were modified whereby they became fully vested on December 31, 2017. All other option terms remained the same. The incremental increase in the fair value of the options on the date of modification was determined using the Black-Scholes Option Pricing Model and was recognized immediately as compensation expense.

The Board also approved the grant to Mr. Bradley of a long-term equity component of his compensation in the form of an RSU with a seven-year term representing the right to receive, subject to the terms and upon the conditions of the RSU, 150,000 shares of the Company’s Common Stock. This RSU is also subject to the Award Vesting Conditions.

On August 10, 2017, the Company amended the terms of the 150,000 RSUs previously granted in 2016. The vesting terms were amended from conditional based on a change of control to vesting as of July 1, 2017. The settlement date for such RSUs, as amended, in the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control.

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

INCENTIVE COMPENSATION PLAN

Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to each of our named executive officers at December 31, 2017.

		Estimated		All Other
		Future	All Other	Option/Warrant
		Payments	Stock	Awards:
		under Equity	Awards:	Number of
		Incentive	Number of	Shares	Exercise Price	Grant Date Fair
		Plan Awards	Shares of	Underlying	of Option	Value of Stock
		(1) Target	Stock or	Options	Awards	and Option
Name	Grant Date	($)	Units (#)	(#)(1)	($/Share)	Awards ($)

Dr. Carr Bettis (2)	12/6/2016	-	602,620	-	$0.165	$26,515
	12/6/2016	-	250,000	-	$0.165	$41,250
	2/23/2017	-	402,297	-	$0.165	$66,379
	6/22/2017		665,000	-	$0.165	$109,725
	6/22/2017		263,554	-	$0.165	$43,486

Todd Bankofier (3)	12/6/2016	-	250,000	-	$0.165	$41,250

Sean Bradley (4)	12/6/2016	-	250,000	-	$0.165	$41,250

(1)	The amounts in the column under “Grant Date Fair Value of Option Awards” represent the fair value of the awards on the date of grant, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation.

(2)	Dr. Carr Bettis stock awards were comprised of (i) modifications previously granted 2016 restricted stock awards for an aggregate of 852,620 common shares resulting a re-pricing and vesting differences of $67,765, (ii) granted a restricted stock award for 402,297 common shares on February 23, 2017, vesting immediately, of $66,379, (iii) granted a restricted stock award for 665,000 common shares on June 22, 2017, vesting on July 1,2018, of $109,725 and (iv) granted a restricted stock award for 263,554 common shares on June 22, 2017, vesting on July 1, 2017, of $43,486.

(3)	Todd Bankofier’s previously granted 2016 restricted stock award for of 250,000 common shares was modified in 2017 resulting a re-pricing and vesting difference of $41,250.

(4)	Sean Bradley’s previously granted 2016 restricted stock award for of 250,000 common shares was modified in 2017 resulting a re-pricing and vesting difference of $41,250.

Outstanding Equity Awards

The following table sets forth certain information concerning unexercised stock options and warrants for each of our named executive officers at December 31, 2017:

	Number of		Number of			Number of
	securities		securities			shares or	Market value
	underlying		underlying	Option/		units of	of shares or
	unexercised		unexercised	Warrant	Option/Warrant	stock that	units of stock
Named Executive	options/warrants (#)		options/warrants (#)	Exercise	Expiration	have not	that have not
Officer	Exercisable		Unexercisable	Price ($)	Date	vested (#)	vested ($)
Dr. Carr Bettis	200,000	(1)	-	$0.5	8/20/2018	-	-
	253,125	(1)	46,875	$0.45	3/24/2019
	500,000	(2)	-	$0.041	1/15/2019	-	-
	2,000,000	(3)	-	$0.038	1/15/2021	-	-
	750,000	(4)		$0.041	10/26/2018	-	-
	46,875	(5)	-	$0.60	12/31/2019	-	-
	2,000,000	(6)	-	$0.16	6/2/2020	-	-
	250,000	(7)	-	$0.038	2/14/2019	-	-
	500,000	(8)	-	$0.077	2/28/2019	-	-
	347,995	(9)	-	$0.179	4/14/2019	-	-
	394,625	(10)	-	$0.156	7/15/2019	-	-

Todd Bankofier	150,000	(11)	-	$0.016	6/2/2018	-	-
	2,000,000	(12)	-	$0.038	1/15/2021	-	-

Sean Bradley	150,000	(13)	-	$0.038	1/15/2019	-	-
	1,500,000	(14)	-	$0.038	1/15/2021	-	-
	49,715	(15)	-	$0.179	4/15/2019	-	-
	56,375	(16)	-	$0.156	7/15/2019	-	-
	61,599	(17)	-	$0.125	10/15/2019	-	-
	1,471,091	(18)	-	$0.25	3/19/2018	-	-
	20,833	(19)	-	$0.25	3/31/2018	-	-
	3,200	(20)	-	$0.40	11/12/2018	-	-

1.	Dr. Carr Bettis was granted 200,000 options on August 20, 2013 and 300,000 options on March 24, 2014 as an independent director.

2.	Dr. Carr Bettis was granted 500,000 options on January 15, 2016 pursuant to his July 1, 2015 employment agreement.

3.	Dr. Carr Bettis was granted 2,000,000 options on January 15, 2016 pursuant to his July 1, 2015 employment agreement.

4.	Dr. Carr Bettis was granted 500,000 options and 250,000 warrants on October 26, 2016 pursuant to his July 1, 2015 employment agreement.

5.	Dr. Carr Bettis was granted 46,875 warrants on December 31, 2014 as part of his participation in a private placement.

6.	Dr. Carr Bettis was granted 2,000,000 warrants on June 2, 2015 in his capacity as Executive Chairman before his employment agreement.

7.	Dr. Carr Bettis was granted 250,000 warrants on January 15, 2016 pursuant to his July 1, 2015 employment agreement.

8.	Dr. Carr Bettis was granted 500,000 warrants on February 29, 2016 pursuant to his July 1, 2015 employment agreement.

9.	Dr. Carr Bettis was granted 347,995 warrants on April 15, 2016 pursuant to his July 1, 2015 employment agreement.

10.	Dr. Carr Bettis was granted 394,625 warrants on July 15, 2016 pursuant to his July 1, 2015 employment agreement.

11.	Mr. Todd Bankofier was granted 150,000 options on June 2, 2015 in his capacity as advisory board member.

12.	Mr. Todd Bankofier was granted 2,000,000 options on January 15, 2016 pursuant to his July 1, 2015 employment agreement.

13.	Mr. Sean Bradley was granted 150,000 options on January 15, 2016 pursuant to his July 1, 2015 employment agreement.

14.	Mr. Sean Bradley was granted 2,000,000 options on January 15, 2016 pursuant to his July 1, 2015 employment agreement.

15.	Mr. Sean Bradley was granted 49,715 options on April 15, 2016 pursuant to his July 1, 2015 employment agreement.

16.	Mr. Sean Bradley was granted 56,375 options on July 15, 2016 pursuant to his July 1, 2015 employment agreement.

17.	Mr. Sean Bradley was granted 61,599 options on October 15, 2016 pursuant to his July 1, 2015 employment agreement.

18.	Warrants to purchase up to an aggregate of 1,471,091 shares of common stock were issued to Sean Bradley as the related party payables forgiven.

19.	Warrants to purchase up to 20,833 shares of common stock were granted to Sean Bradley in consideration for the release of related party payables.

20.	Warrants to purchase up to 3,200 shares of common stock were granted to Sean Bradley in consideration for the release of related party payables.

Change in Control

There are no arrangements currently in effect, which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The following table gives the information about common stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2017:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	31,754,028	$0.25	3,599,214

Total	31,754,028	-	3,599,214

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 2, 2018 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3(d) promulgated by the Securities Exchange Act pursuant to which a person is deemed to have beneficial ownership of any shares of common stock that such stockholder has the right to acquire within 60 days of April 2, 2018. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares, subject to community property laws where applicable. The inclusion of any securities in the following table does not constitute an admission of beneficial ownership by the persons named below.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Owned (1)(2)

5% Owners
David Moradi (3)	72,629,882	(4)	38.23%

KTK Capital Inc. (5)	13,266,824	(6)	8.06%

Officers and Directors
Dr. Carr Bettis (7)	21,926,654	(8)	12.91%

Todd Bankofier	2,398,571	(9)	1.46%

Sean Bradley	6,899,861	(10)	4.21%

Anthony Coelho	1,750,000	(11)	1.07%

Ernest Purcell (12)	11,152,473	(13)	6.82%

Alexandre Zyngier (14)	4,201,142	(15)	2.55%

All directors and executive officers as a group (6 persons)	48,328,701		25.98%

Unless otherwise indicated, the business address of each of the individuals is 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 2, 2018, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	These percentages have been calculated based on 161,664,077 shares of common stock outstanding as of April 2, 2018.

(3)	Mr. Moradi’s business address is c/o Anthion Partners LLC, 379 West Broadway, New York, New York 10012.

(4)	Comprised of (i) 3,879,211 shares of common stock, warrants to purchase 2,939,583 shares of common stock that are currently exercisable or exercisable within 60 days of April 2, 2018, and 3,267,678 shares of common stock issuable upon conversion of 50,000 shares of Series A Preferred Stock; and (ii) 40,418,410 shares of common stock and warrants to purchase 22,125,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 2, 2018, held by Anthion Partners II, LLC, an entity for which Mr. Moradi is deemed the beneficial owner.

(5)	KTK Capital’s business address is 100 South Pointe Drive #1501, Miami Beach, FL 33139.

(6)	Comprised of (i) 5,861,349 shares of common stock, warrants to purchase 2,234,375 shares of common stock that are currently exercisable or exercisable within 60 days of April 2, 2018 and 653,536 shares of common stock issuable upon conversion of 10,000 shares of Series A Preferred Stock; and (ii) 4,517,564 shares of common stock held by Keith Kosow, an entity for which KTK Capital is deemed the beneficial owner.

(7)	Dr. Bettis business address is c/o Fathom Lab LLC, 16211 N. Scottsdale Rd, Suite A6A-628, Scottsdale, AZ 85254.

(8)	Comprised of (i) 1,250,000 shares of common stock, options to purchase 3,468,750 shares of common stock that are currently exercisable or exercisable within 60 days of April 2, 2018 and warrants to purchase 3,742,620 shares of common stock that are currently exercisable or exercisable within 60 days of April 2, 2018; (ii) 11,408,070 shares of common stock and warrants to purchase 292,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 2, 2018 held by CSB IV US Holdings LLC, an entity for which Mr. Bettis is deemed the beneficial owner; (iii) 365,000 shares of common stock held by Carr Bettis IRA, an entity for which Mr. Bettis is deemed the beneficial owner; and (iv) 699,803 shares of common stock, warrants to purchase 46,875 shares of common stock that are currently exercisable or exercisable within 60 days of April 2, 2018 and 653,536 shares of common stock issuable upon conversion of 10,000 shares of Series A Preferred Stock and accrued dividends held by J. Carr & Stephanie V. Bettis Revocable Trust, Dated 1/1/03, an entity for which Mr. Bettis is deemed the beneficial owner

(9)	Comprised of 228,571 shares of common stock, options to purchase 1,650,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 2, 2018 and warrants to purchase 20,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 2, 2018.

(10)	Comprised of (i) 169,587 shares of common stock, options to purchase 1,817,689 shares of common stock that are currently exercisable or exercisable within 60 days of April 2, 2018, warrants to purchase 3,200 shares of common stock that are currently exercisable or exercisable within 60 days of April 2, 2018 and 268,407 shares of common stock issuable upon conversion of 4,107 shares of Series A Preferred Stock; and (ii) 4,640,978 shares of common stock held by Banyon Tree LLC, an entity for which Mr. Bradley is deemed the beneficial owner.

(11)	Consists of 50,000 shares of common stock and options to purchase 1,700,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 2, 2018.

(12)	Mr. Purcell’s business address is 1395 Brickell Avenue, Suite 1130, Miami, FL 33131.

(13)	Comprised of (i) 4,885,603 shares of common stock, options to purchase 3,000,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 2, 2018, warrants to purchase 1,180,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 2, 2018 and 653,536 shares of common stock issuable upon conversion of 10,000 shares of Series A Preferred Stock; and (ii) 1,433,334 shares of common stock held by Ernest W. Purcell & Anne M. Purcell JTTENN, an entity for which Mr. Purcell is deemed the beneficial owner.

(14)	Mr. Zyngier’s business address is 286 Madison Ave, 8th floor, New York NY 10017.

(15)	Comprised of (i) options to purchase 1,750,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 2, 2018; (ii) 1,251,142 shares of common stock and warrants to purchase 1,000,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 2, 2018 held by Equity Trust Custodian, FBO Alexandre Zyngier IRA, an entity for which Mr. Zyngier is deemed the beneficial owner and (iii) warrants to purchase 200,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 2, 2018 head by Research Agency, Inc., for which Mr. Zyngier is deemed the beneficial owner

Item 13. Certain Relationships and Related Transactions and Director Independence

Dr. Carr Bettis, Executive Chairman and Chairman of Board of Directors

As of December 31, 2017 and 2016, the Company owed Dr. Bettis $5,992 and $20,575 in accrued salary, respectively. In addition, AudioEye sub-leases office space in Scottsdale, Arizona for certain Company employees, including Todd Bankofier, CEO, from Verus Analytics, Inc, a company in which Dr. Bettis has a controlling interest. The Company had taken on more employees and space, the sub-lease amount increased from $500 per month to $3,502 per month in 2017 totaling $16,371 and $6,000 for the year ended December 31, 2017 and 2016, respectively. The amount of $0 was due as of December 31, 2017 and 2016. At December 31, 2017 and 2016, an estimated $14,000 was due and accrued to Dr. Bettis for unreimbursed travel related expenses.

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

On December 7, 2016, the Company following consideration of the report prepared by Farient Advisors LLC granted Dr. Bettis 602,620 RSUs for accrued and unpaid compensation for the period from July 1, 2016 through November 30, 2016 in the amount of $72,917 The RSUs vest upon the satisfaction of both of the following conditions: (i) Officer remains in service to the Company continuously through and until June 30, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award.

On December 7, 2016, the Company following consideration of the report prepared by Farient Advisors LLC granted to Dr. Bettis 250,000 RSUs with a seven-year term representing the right to receive, subject to the terms and upon the conditions of the RSU, 250,000 shares of the Company’s common stock, with such number of shares to be reduced by the number of shares, if any, that are awarded to Dr. Bettis in connection with the Performance Option Unit Agreement granted Dr. Bettis in January 2016 under the 2016 Plan. These RSU is also subject the following conditions: (i) Dr. Bettis remains in service to the Company continuously through and until June 30, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award.

On February 23, 2017 (amended August 10, 2017), the Company granted 402,297 RSUs to Dr. Bettis for accrued and unpaid compensation for the period from December 1, 2016 through March 31, 2017 in the amount of $66,379. The RSUs as amended, vest upon the earlier of (i) on July 1, 2017 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs, as amended, is the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control.

On June 22, 2017, the Company following consideration of the report prepared by Farient Advisors LLC granted 665,000 RSUs for services provided to Dr. Bettis. The RSUs vest upon the earlier of (i) on July 1, 2018 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs is (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control during the seven-year term of the award.

On June 22, 2017 (amended August 10, 2017), the Company granted 263,554 RSUs to Dr. Bettis for unpaid compensation for the period from April 1, 2017 through June 30, 2017 in the amount of $43,486. The RSUs, as amended, vest upon the earlier of (i) on July 1, 2017 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs, as amended, is the earlier of (i) July 1, 2024 or (ii) date on which the Company undergoes a change of control during the seven-year term of the award.

On August 10, 2017, the Company amended the terms of an aggregate of 852,620 RSUs previously granted on December 7, 2016 to Dr. Bettis. The vesting terms were amended from conditional based on a change of control to vesting as of July 1, 2017. The settlement date for such RSUs, as amended, in the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control. The Company recorded the fair value of the previously issued RSUs of $67,765 as a charge to current period operations.

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

On December 7, 2016, the Company following consideration of the report prepared by Farient Advisors LLC granted to Mr. Bankofier 250,000 RSUs with a seven-year term representing the right to receive, subject to the terms and upon the conditions of the RSU, 250,000 shares of the Company’s common stock. These RSU is also subject the following conditions: (i) Mr. Bankofier remains in service to the Company continuously through and until June 30, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award.

On August 10, 2017, the Company amended the terms of the 250,000 RSUs previously granted on December 7, 2016 to Mr. Bankofier. The vesting terms were amended from conditional based on a change of control to vesting as of July 1, 2017. The settlement date for such RSUs, as amended, in the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control.

Sean Bradley, President, Chief Technology Officer, and Secretary

As of December 31, 2017 and 2016, the Company owed Sean Bradley $3,543 in accrued salary.

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

On December 7, 2016, the Company following consideration of the report prepared by Farient Advisors LLC granted to Mr. Bradley 150,000 RSUs with a seven-year term representing the right to receive, subject to the terms and upon the conditions of the RSU, 250,000 shares of the Company’s common stock. These RSU is also subject the following conditions: (i) Mr. Bradley remains in service to the Company continuously through and until June 30, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award.

On August 10, 2017, the Company amended the terms of the 150,000 RSUs previously granted on December 7, 2016 to Mr. Bradley. The vesting terms were amended from conditional based on a change of control to vesting as of July 1, 2017. The settlement date for such RSUs, as amended, in the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control.

Anthony Coelho, member of the Company’s Board of Directors

On May 12, 2016, the Company granted 700,000 options to the Mr. Coelho, which vest 50% immediately and 50% vesting quarterly over 12 months, have an exercise price of $0.177, and expire on May 12, 2021, for services.

On August 10, 2017, the Company following consideration of the report prepared by Farient Advisors LLC granted 415,000 RSUs to Mr. Coelho for his continued service on the Board of Directors Such RSUs vest upon the first to occur of the following: (i) April 30, 2018 provided that the director’s service with the Company has not terminated prior to such date and (ii) the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs is the earlier of (i) April 30, 2024 or (ii) the date on which the Company undergoes a change of control.

Ernest W. Purcell, member of the Company’s Board of Directors

On May 12, 2016, the Company granted 1,000,000 options to the Mr. Purcell, which vest 50% immediately and 50% vesting quarterly over 12 months, have an exercise price of $0.177, and expire on May 12, 2021, for services.

On July 10, 2017, the Company granted 1,000,000 to Mr. Purcell with an exercise price of $0.166 per share and expiration date five years from the date of grant, vested immediately, for services provided.

On August 10, 2017, the Company following consideration of the report prepared by Farient Advisors LLC granted 455,000 RSUs to Mr. Purcell for his continued service on the Board of Directors and service as committee chair. Such RSUs vest upon the first to occur of the following: (i) April 30, 2018 provided that the director’s service with the Company has not terminated prior to such date and (ii) the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs is the earlier of (i) April 30, 2024 or (ii) the date on which the Company undergoes a change of control.

Alexandre Zyngier, member of the Company’s Board of Directors

On May 12, 2016, the Company granted 1,000,000 options to the Mr. Zyngier, which vest 50% immediately and 50% vesting quarterly over 12 months, have an exercise price of $0.177, and expire on May 12, 2021, for services.

On August 10, 2017, the Company following consideration of the report prepared by Farient Advisors LLC granted 455,000 RSUs to Mr. Zyngier for his continued service on the Board of Directors and service as committee chair. Such RSUs vest upon the first to occur of the following: (i) April 30, 2018 provided that the director’s service with the Company has not terminated prior to such date and (ii) the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs is the earlier of (i) April 30, 2024 or (ii) the date on which the Company undergoes a change of control.

Tyler D D’Amore, relative of Sean Bradley

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

In 2017, the Company issued an aggregate of $762,500 in convertible notes payable and warrants to acquire 7,625,000 shares of the Company’s common stock with a term of five years, an exercise price of $0.07 per share to David Moradi. Upon issuance, the convertible notes immediately and automatically converts into the Company’s common stock at a conversion rate of $0.0672 per share.

Conversion of convertible notes payable

On April 18, 2016, the Company issued 2,506,849 shares of its common stock in settlement of an outstanding convertible note payable, issued in October 2015, for $200,000 and accrued interest $10,575 to KTK Capital, Inc., a material shareholder on a fully diluted basis.

On April 18, 2016, the Company issued 1,251,142 shares of its common stock in settlement of an outstanding convertible note payable, issued in October 2015, for $100,000 and accrued interest $5,096 to Equity Trust Custodian, FBO Alexandre Zyngier IRA, an entity under the control of Alexandre Zyngier, a member of the Company’s board of directors.

On April 18, 2016, the Company issued an aggregate of 18,353,310 warrants to purchase the Company’s common stock at $0.175 per share with a term of five years in settlement of convertible notes payable, issued in October 2015, in aggregate of $1,475,000 and accrued interest of $66,678 to Anthion Partners and Anthion Partners II LLC; entities under common control with David Moradi.

In 2017, the Company issued an aggregate of 11,346,726 shares of the Company’s common stock in settlement of outstanding convertible notes, issued in 2017, for $762,500 to David Moradi.

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

In 2016, the Company sold to Anthion Partners II, LLC, an entity under the control of David Moradi, 892,857 shares of the Company’s common stock and warrants to acquire 100,000 shares of the Company’s common stock with a term of five years, an exercise price of $0.25 per share and is subject to anti-dilution protection, as defined, for net proceeds of $125,000.

In 2017, the Company sold to Anthion Partners II, LLC, an entity under the control of David Moradi, 5,357,143 shares of the Company’s common stock for net proceeds of $750,000.

In 2017, the Company issued 750,000 shares of the Company’s common stock in exchange for the exercise of warrants for net proceeds of $52,500 to David Moradi.

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

In summary, as of December 31, 2017 and 2016, the total balances of related party payables were $23,535 and $32,118 (see Note 9), respectively.

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

Item 14: Principal Accounting Fees and Services

The firm of MaloneBailey, LLP acts as our independent registered public accounting firm. The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2017 and for fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our financial reports on Form S-1, Form 10-Qs in the future and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31,	December 31,
	2017	2016
Audit Fees	$53,000	$53,000
All Other Fees	$-	$3,000
Total	$53,000	$56,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	The following documents are filed as part of this report:

(1)	Financial Statements — See Index to Consolidated Financial Statements on page F-1 below and the financial pages that follow.

(2)	Financial Statements Schedules — Schedule II - Valuation and Qualifying Accounts. All schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes thereto.

(3)	Exhibits — The following exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

Exhibit No.	Description
3.1	Certificate of Incorporation of AudioEye, Inc. (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc. (1)

3.3	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc. (2)

3.4	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc. (12)

3.5	By-laws of AudioEye, Inc. (1)

4.1	Form of Warrant (9)

4.2	Form of Warrant (9)

4.3	Form of Warrant (13)

4.4	Form of Warrant (14)

4.4	Certificate of Designations — Series A Convertible Preferred Stock (17)

4.5	Form of Secured Convertible Promissory Note (19)

4.6	Form of Warrant (19)

4.7	Form of Warrant (20)

4.8	Form of Omnibus Amendment to Secured Convertible Promissory Notes (20)

4.9	Form of First Amendment to Common Stock Warrant (20)

5.0	Form of Warrant (21)

5.1	Form of Common Stock and Warrant Purchase Agreement (21)

10.1	Master Agreement dated as of September 22, 2011 between CMG Holdings Group, Inc. and AudioEye Acquisition Corporation (1)

10.2	Form of Services Agreement between CMG Holdings Group, Inc. and AudioEye, Inc. (1)

10.3	Termination and Release Agreement dated October 24, 2011 between Maryland Technology Development Corp. and AudioEye, Inc. (3)

10.4	Promissory Note dated October 24, 2011 between Maryland Technology Development Corp. and AudioEye, Inc. (4)

10.5	AudioEye, Inc. 2012 Incentive Compensation Plan effective December 19, 2012 (4)

10.6	AudioEye, Inc. 2013 Incentive Compensation Plan effective August 20, 2013 (8)

10.7	Agreement and Plan of Merger dated as of March 22, 2013 between AudioEye, Inc. and AudioEye Acquisition Corporation (5)

10.8	Executive Employment Agreement dated August 7, 2013 between Nathaniel Bradley and AudioEye, Inc. (7)

10.9	Executive Employment Agreement dated August 7, 2013 between Sean Bradley and AudioEye, Inc. (7)

10.10	Executive Employment Agreement dated August 7, 2013 between James Crawford and AudioEye, Inc. (7)

10.11	Executive Employment Agreement dated August 7, 2013 between Edward O’Donnell and AudioEye, Inc. (7)

10.12	Executive Employment Agreement dated August 7, 2013 between Constantine Potamianos and AudioEye, Inc. (7)

10.13	Performance Share Unit Agreement dated August 7, 2013 between Nathaniel Bradley and AudioEye, Inc. (7)

10.14	Performance Share Unit Agreement dated August 7, 2013 between Sean Bradley and AudioEye, Inc. (7)

10.15	Performance Share Unit Agreement dated August 7, 2013 between James Crawford and AudioEye, Inc. (7)

10.16	Registration Rights Agreement dated as of November 13, 2013 by and among the Company and the investors identified on the signature pages thereto (First Private Placement) (9)

10.17	Registration Rights Agreement dated as of December 23, 2013 by and among the Company and the investors identified on the signature pages thereto (Second Private Placement) (9)

10.18	Executive Employment Agreement dated January 27, 2014 between Paul Arena and AudioEye, Inc. (10)

10.19	Performance Share Unit Agreement dated January 27, 2014 between Paul Arena and AudioEye, Inc. (10)

10.20	AudioEye, Inc. 2014 Incentive Compensation Plan effective January 27, 2014 (11)

10.21	AudioEye, Inc. 2015 Incentive Compensation Plan effective September 5, 2014 (13)

10.22	Separation and Release Agreement dated March 5, 2015 between Paul Arena and AudioEye, Inc. (15)

10.23	Consulting Agreement dated March 5, 2015 between AIM Group, Inc. and AudioEye, Inc. (15)

10.24	Separation and Release Agreement dated March 29, 2015 between Edward O’Donnell and AudioEye, Inc. (16)

10.25	Executive Employment Agreement dated July 1,2015 between Dr. Carr Bettis and AudioEye, Inc. (18)

10.26	Note and Warrant Purchase Agreement dated October 9, 2015 between investors and AudioEye, Inc. (19)

10.27	Security Agreement dated October 9, 2015 between investors and AudioEye, Inc. (19)

10.28	Common Stock and Warrant Purchase Agreement dated April 18, 2016 between investors and AudioEye, Inc. (20)

10.29	First Amendment to Note and Warrant Purchase Agreement dated April 18, 2016 between investors and AudioEye, Inc. (20)

10.30	Second Amendment to Note and Warrant Purchase Agreement dated October 9, 2015 between investors and AudioEye. Inc (22)

10.31	Omnibus Amendment to Common Stock Warrants dated October 9, 2015 between investors and AudioEye, Inc. (22)

10.32	First Amendment to Warrant 2016-A-17 dated April 18, 2016 between Anthion Partners II, LLC and AudioEye, Inc. (22)

10.33	First Amendment to Warrant 2016-A-18 dated April 18, 2016 between Anthion Partners II, LLC and AudioEye, Inc. (22)

10.34	First Amendment to Warrant 2016-A-03 dated April 19, 2016 between David Moradi and AudioEye, Inc. (22)

10.35	First Amendment to Warrant WC-06 dated November 6, 2015 between Anthion Partners II, LLC and AudioEye, Inc. (22)

10.36	First Amendment to Warrant WC-14 dated November 6, 2015 between Anthion Partners II, LLC and AudioEye, Inc. (22)

10.37	First Amendment to Warrant 2014-B-05 dated January 15, 2015 between David Moradi and AudioEye, Inc. (22)

10.38	First Amendment to Warrant 2014-B-06 dated January 15, 2015 between David Moradi and AudioEye, Inc. (22)

10.39	First Amendment to Warrant 2013-B-26 dated June 30, 2014 between David Moradi and AudioEye, Inc. (22)

14.1	Code of Ethics (6)

21.1*	Subsidiaries of AudioEye, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	Incorporated by reference to Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 21, 2011.

(2)	Incorporated by reference to Form S-1/A, filed with the SEC on October 1, 2012.

(3)	Incorporated by reference to Form S-1/A, filed with the SEC on February 10, 2012.

(4)	Incorporated by reference to Form S-1/A, filed with the SEC on January 11, 2013.

(5)	Incorporated by reference to Form 8-K, filed with the SEC on March 27, 2013.

(6)	Incorporated by reference to Form 10-K, filed with the SEC on April 15, 2013.

(7)	Incorporated by reference to Form 10-Q, filed with the SEC on August 9, 2013.

(8)	Incorporated by reference to Form S-8, filed with the SEC on August 28, 2013.

(9)	Incorporated by reference to Form 8-K, filed with the SEC on December 26, 2013.

(10)	Incorporated by reference to Form 8-K, filed with the SEC on January 30, 2014.

(11)	Incorporated by reference to Form S-1/A, filed with the SEC on February 4, 2014.

(12)	Incorporated by reference to Form 10-K, filed with the SEC on March 31, 2014.

(13)	Incorporated by reference to Form 10-Q, filed with the SEC on November 7, 2014.

(14)	Incorporated by reference to Form 8-K, filed with the SEC on January 7, 2015.

(15)	Incorporated by reference to Form 8-K, filed with the SEC on March 6, 2015.

(16)	Incorporated by reference to Form 8-K, filed with the SEC on April 1, 2015.

(17)	Incorporated by reference to Form 8-K, filed with the SEC on May 7, 2015.

(18)	Incorporated by reference to Form 8-K, filed with the SEC on July 8, 2015

(19)	Incorporated by reference to Form 8-K, filed with the SEC on October 16, 2015

(20)	Incorporated by reference to Form 8-K, filed with the SEC on April 19, 2016

(21)	Incorporated by reference to Form 8-K, filed with the SEC on December 22, 2016

(22)	Incorporated by reference to Form 8-K, filed with the SEC on October 16, 2017

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April 2018.

AUDIOEYE, INC.

By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

By:	/s/ Todd Bankofier
Todd Bankofier
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Carr Bettis	Executive Chairman/Chairman of the Board and Director	April 2, 2018
Dr. Carr Bettis

/s/ Todd Bankofier	Chief Executive Officer	April 2, 2018
Todd Bankofier

/s/ Sean Bradley	President, Chief Technology Officer, President, and Secretary	April 2, 2018
Sean Bradley

/s/ Anthony Coelho	Director	April 2, 2018
Anthony Coelho

/s/ Ernest Purcell	Director	April 2, 2018
Ernest Purcell

/s/ Alexandre Zyngier	Director	April 2, 2018
Alexandre Zyngier

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDIOEYE, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AudieEye, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AudioEye, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2011.
Houston, Texas
April 2, 2018

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
Current assets:
Cash	$1,960,430	$1,409,418
Accounts receivable	105,817	44,645
Marketable securities, held in related party	750	1,200
Prepaid expenses and other current assets	67,406	19,560
Total current assets	2,134,403	1,474,823

Property and equipment, net	34,994	-

Intangible assets, net	2,164,463	2,313,249
Goodwill	700,528	700,528

Total assets	$5,034,388	$4,488,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$82,628	$245,677
Notes and loans payable, current	-	23,800
Related party payables	23,535	32,118
Derivative liabilities	2,984,010	3,478,626
Deferred rent	9,402	207
Deferred revenue	1,233,754	386,485
Total current liabilities	4,333,329	4,166,913

Long term liabilities:
Deferred rent	5,048	14,450

Total liabilities	4,338,377	4,181,363

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, 110,000 and 160,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1	2
Common stock, $0.00001 par value, 250,000,000 shares authorized, 161,664,077 and 111,512,001 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1,617	1,115
Additional paid in capital	40,120,293	34,124,181
Accumulated deficit	(39,425,900)	(33,818,061)
Total stockholders' equity	696,011	307,237

Total liabilities and stockholders' equity	$5,034,388	$4,488,600

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016
Revenues	$2,739,439	$994,265

Cost of revenue	1,384,145	1,226,321

Gross profit (loss)	1,355,294	(232,056)

Operating expenses:
Selling and marketing	1,421,127	713,972
Research and development	181,303	343,712
General and administrative	3,732,749	2,568,227
Impairment of related party non-marketable securities	-	50,000
Amortization and depreciation	538,761	570,247
Total operating expenses	5,873,940	4,246,158

Operating loss	(4,518,646)	(4,478,214)

Other income (expense):
Unrealized loss on derivative liabilities	(155,027)	(2,758,488)
Unrealized loss on marketable securities	(450)	(2,400)
Loss on settlement of debt	(15,724)	(1,664,281)
Other income	-	750
Interest expense, net	(917,992)	(675,997)
Total other income (expense)	(1,089,193)	(5,100,416)

Net loss	(5,607,839)	(9,578,630)

Dividends on Series A Convertible preferred stock	(75,206)	(80,000)

Net loss available to common stockholders	$(5,683,045)	$(9,658,630)

Net loss per common share-basic and diluted	$(0.05)	$(0.10)

Weighted average common shares outstanding-basic and diluted	117,335,917	98,905,556

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

TWO YEARS ENDED DECEMBER 31, 2017

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2015	81,717,154	$817	175,000	$2	$26,770,238	$(24,239,431)	$2,531,626
Common stock issued for services	416,664	5	-	-	63,287	-	63,292
Common stock issued in settlement of convertible notes and accrued interest	12,834,800	128	-	-	1,077,995	-	1,078,123
Common stock issued for cash, net of placement costs of $60,918	15,642,858	156	-	-	2,128,926	-	2,129,082
Common stock issued upon conversion of preferred stock	900,525	9	(15,000)	-	(9)	-	-
Fair value of warrants issued in settlement of convertible debt and accrued interest	-	-	-	-	3,205,959	-	3,205,959
Reclassify fair value of liability warrants issued in connection with sale of common stock	-	-	-	-	(280,777)	-	(280,777)
Warrants and Options issued for services	-	-	-	-	1,085,645	-	1,085,645
Restricted stock units issued in payment of compensation	-	-	-	-	72,917	-	72,917
Net loss	-	-	-	-	-	(9,578,630)	(9,578,630)
Balance, December 31, 2016	111,512,001	$1,115	160,000	$2	$34,124,181	$(33,818,061)	$307,237

AUDIOEYE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

TWO YEARS ENDED DECEMBER 31, 2017

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	111,512,001	$1,115	160,000	$2	$34,124,181	$(33,818,061)	$307,237
Common stock and warrants sold for cash	11,071,429	110	-	-	1,549,890	-	1,550,000
Common stock issued upon conversion of preferred stock	3,204,027	32	(50,000)	(1)	(31)	-	-
Common stock issued for services	166,672	2	-	-	24,999	-	25,001
Common stock issued in exchange for exercise of warrants on a cashless basis	19,832,930	199	-	-	(199)	-	-
Common stock issued in exchange for exercise of warrants at $0.07 per share	3,000,000	30	-	-	209,970	-	210,000
Common stock issued in settlement of convertible notes and accrued interest	12,877,018	129	-	-	865,207	-	865,336
Loss on settlement of convertible note payable	-	-	-	-	15,724	-	15,724
Reclassify fair value of liability warrants issued in connection with sale of common stock	-	-	-	-	(6,062)	-	(6,062)
Reclassify fair value of liability warrants exercised	-	-	-	-	758,911	-	758,911
Restricted stock units, warrants and options issued for services	-	-	-	-	1,750,620	-	1,750,620
Restricted stock units issued in payment of accrued compensation	-	-	-	-	14,583	-	14,583
Beneficial conversion feature and warrants issued with convertible notes	-	-	-	-	812,500	-	812,500
Net loss	-	-	-	-	-	(5,607,839)	(5,607,839)
Balance, December 31, 2017	161,664,077	$1,617	110,000	$1	$40,120,293	$(39,425,900)	$696,011

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,607,839)	$(9,578,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	538,761	570,247
Amortization of debt discounts	862,500	600,301
Bad debt expense	3,202	-
Non cash interest expense associated with derivative warrants	39,944	-
Option, warrant, RSU and PSU expense	1,750,620	1,085,645
Stock issued for services	25,001	63,292
Change in fair value of liability warrants due to exercise price reduction	13,262	-
Unrealized loss on marketable securities	450	2,400
Impairment loss on non-marketable securities	-	50,000
Change in fair value of derivative liabilities	155,027	2,758,488
Loss on settlement of debt	15,724	1,664,281
Changes in operating assets and liabilities:
Accounts receivable	(64,374)	(21,904)
Other current assets	(47,846)	21,828
Accounts payable and accruals	(160,213)	151,858
Deferred rent	(207)	14,657
Deferred revenue	847,269	325,695
Related party payables	6,000	(48,439)
Net cash (used in) operating activities	(1,622,719)	(2,340,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(41,167)	-
Cash paid for intellectual property		(42,640)
Software development costs	(383,802)	-
Net cash (used in) investing activities	(424,969)	(42,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	1,550,000	2,129,082
Issuance of convertible note payable	862,500	-
Proceeds from exercise of warrants	210,000	-
Repayments of notes payable	(23,800)	(24,000)
Net cash provided by financing activities	2,598,700	2,105,082

Net increase (decrease) in cash	551,012	(277,839)
Cash-beginning of period	1,409,418	1,687,257
Cash-end of period	$1,960,430	$1,409,418

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

Non cash investing and financing activities:
Reclassify fair value of liability warrants from equity to liability upon issuance	$6,062	$280,777
Reclassify fair value of liability warrant from liability to equity upon exercise	$758,911	$-
Debt discount from derivative feature warrants attached to note	$50,000	$-
Beneficial conversion feature and warrants issued with convertible notes	$812,500	$-
Common stock issued in settlement of convertible notes payable and accrued interest	$865,336	$1,078,123
Warrants issued in settlement of convertible notes and accrued interest	$-	$3,205,959
Restricted stock units issued in payment of accrued compensation	$14,583	$72,917
Common stock issued for cashless exercise of warrants	$199	$-
Common stock issued on conversion of preferred stock	$32	$9

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 — ORGANIZATION

AudioEye, Inc. (“we”. “our”, the “Company”) was incorporated on May 20, 2005 in the state of Delaware. On March 31, 2010, the Company was acquired by CMG Holdings Group, Inc., a Nevada corporation (“CMG”). Effective August 17, 2012, AudioEye Acquisition Corporation, a Nevada corporation (“AEAC”), acquired 80% of the Company’s then-outstanding common stock from CMG.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 2 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2017, the Company had cash of $1,960,430 and a working capital deficit of $2,198,926, principally due to the inclusion of non-cash derivative liability recorded in current liabilities. Excluding the derivative liability, the Company’s working capital would have been $785,084. In addition, the Company used actual net cash in operations of $1,622,719 during the year ended December 31, 2017. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In 2017, the Company sold shares of common stock and warrants for net proceeds, after commissions and other costs, of $1,550,000, issued convertible notes of $862,500 and received proceeds of $210,000 from the exercise of warrants. It is anticipated that the proceeds from the sale of its common stock and warrants will provide the Company with cash sufficient to fund operations through September 2018.

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

During the years ended December 31, 2017 and 2016, Empire had no activity. Empire had no assets or liabilities as of December 31, 2017 and December 31, 2016.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The Company had two major customers including their affiliates which generated approximately 28.4% (18.0% and 10.4%) of its revenue in the year ended December 31, 2017.

The Company had two major customers including their affiliates which generated approximately 45.3% (23.8% and 21.5%) of its revenue in the fiscal years ended December 31, 2016.

At December 31, 2017, the Company had five customers representing 18%, 14%, 14%, 13% and 10% (an aggregate of approximately 69%) of the outstanding accounts receivable. At December 31, 2016, the Company had two customers representing 29% and 18% (an aggregate of approximately 47%) of the outstanding accounts receivable.

Certain Software as a Service (SaaS) are prepared and invoiced on an annual basis. Any funds received for services not provided yet are held in deferred revenue, and are recorded as revenue when earned.

Capitalization of Software Development Costs

In accordance with ASC 350-40, the Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) any interest costs incurred while developing internal-use computer software. Capitalized software costs are included in intangible assets on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software (see Note 6).

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

Research and Technology Expenses

Research and technology expenses are expensed in the period costs are incurred. For the year ended December 31, 2017 and 2016, research and technology expenses totaled $181,303 and $343,712 respectively.

Fiscal Year End

The Company has a fiscal year ending on December 31.

Cash and Cash Equivalents

The Company considers cash in savings accounts to be cash equivalents. The Company considers any short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. The Company does not generally require collateral for its accounts receivable. During the years ended December 31, 2017 and 2016, the Company incurred $3,202 and $0 as bad debt expense. There was an allowance for doubtful accounts of $-0- as of December 31, 2017 and 2016.

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

Goodwill, Intangible Assets, and Long-Lived Assets

Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at December 31, 2017 and 2016 and determined that there was no impairment.

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

DECEMBER 31, 2017 AND 2016

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

Long-lived assets were evaluated for impairment and no impairment losses were incurred during the years ended December 31, 2017 and 2016, respectively.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Earnings (Loss) Per Share

Potentially dilutive securities excluded from the computation of basic and diluted net earnings (loss) per share are as follows:

	2017	2016
Preferred stock	7,108,996	9,122,007
Options to purchase common stock	25,095,557	25,731,207
Warrants to purchase common stock	47,997,335	63,433,041
Restricted stock units	3,908,471	1,252,620
Totals	84,110,359	99,538,875

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2017 and 2016, the Company did not have any derivative instruments that were designated as hedges.

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

In addition, in 2016 and 2017, in connection with the sale of the Company’s common stock, the Company issued warrants exercisable for up to 1,792,000 shares of the Company’s common stock. The warrants have a strike price of $0.25 and a term of 5 years.

In accordance with ASC 815, these outstanding warrants are deemed to be derivatives. The value of the derivative instrument will fluctuate with the price of the Company’s common stock and is recorded as a current liability on the Company’s Consolidated Balance Sheets. The change in the value of the liability is recorded as “unrealized gain (loss) on derivative liability” on the Consolidated Statements of Operations. This is a non-cash income (expense) item and is adjusted in the “operating activities” of the Consolidated Statements of Cash Flow. At December 31, 2017 and 2016, the derivative liability was stated at $2,984,010 and $3,478,626, respectively. The change in fair value of $155,027 was driven by the increased value of the Company’s common stock in the period and recorded as the “Loss on change in derivative liability” in the Consolidated Statements of Operations for the year ended December 31, 2017. As the warrants are exercised or expire, the derivative liability will be adjusted on the balance sheet and an adjustment will be reflected in stockholders equity under additional paid-in capital.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

In October and November 2015 and April 2017, the Company issued warrants with an exercise price of $0.10 in connection with convertible debt instruments. The five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.10 per share. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value.

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

In 2016 and 2017, the Company issued warrants with an exercise price of $0.25 in connection with the sale of the Company’s common stock. The five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.25 per share. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value.

The Company estimated the fair value of these derivative warrants at initial issuance and again at each balance sheet date. The changes in fair value are recognized in earnings in the Consolidated Statements of Operations under the caption “unrealized gain/ (loss) – derivative liability” until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value and as of the dates of issuance, the price of the Company stock ranged $0.152 to $0.195, volatility was estimated to be from 169% to 178%, the risk free rate ranged 1.22% to 1.87% and the remaining term was 5 years. The estimated initial fair value of these warrants of $280,777 during 2016 and $6,062 during 2017 was reclassified from equity to liability at the date of issuance.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

In October and November 2017, the Company offered, as an inducement to exercise, to reduce the exercise price of previously issued warrants from $0.10 per share to $0.07 per share. The Company used the Black-Scholes Option Pricing model to estimate the change in fair value and the dates of exercise, the price of the Company’s common stock was $0.139 to $0.1549, volatility estimated from 165% to 166%, risk free rate from 1.60% to 1.99% and remaining term from 2.94 to 4.42 years. The estimated fair value of the change in warrant fair value of $13,262 was charged to current period interest expense. The estimated fair value of the warrants at the dates of exercise of $574,342 was reclassified from liability to equity at the date of exercise(s). In connection with the offering, the exercise price of an aggregate of 1,792,000 previously issued warrants with anti-dilutive provisions were reset from $0.25 to $.07 per share

At December 31, 2017, the price of the Company stock was $0.1549, volatility was estimated to be 163.9%, the risk free rate from 1.98% to 2.20% and the remaining term ranged from 2.77 to 4.03 years. As of December 31, 2017, the fair value of the warrants was determined to be $2,984,010, resulting in an unrealized loss on the change in the fair value of this derivative liability of $155,027 for the year ended December 31, 2017.

The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of December 31, 2017 and 2016:

		Fair Value
	Fair Value	Hierarchy
Assets
Marketable securities, December 31, 2017	$750	Level 1
Marketable securities, December 31, 2016	$1,200	Level 1

Liabilities
Derivative Liability , December 31, 2017	$2,984,010	Level 3
Derivative Liability , December 31, 2016	$3,478,626	Level 3

Adoption of Accounting Standards

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company anticipates early adoption of this pronouncement effective January 1, 2018.  As such, the impact would the reclassification of the December 31, 2017 fair values of our warrant and derivative liabilities to equity.

On January 1, 2018, the Company adopted ASU 2017-11 by electing the retrospective method to the outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the fiscal year. Accordingly, the Company reclassified the fair value of the reset provisions embedded in previously issued warrants with embedded anti-dilutive provisions from liability to equity (accumulated deficit) in aggregate of $2,984,010.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company will adopt the standard using the modified retrospective approach effective January 1, 2018.

The most significant impact of the standard relates to capitalizing costs to acquire contracts, which have historically been expensed as incurred. As of December 31, 2017, the Company’s sales commission plans have included multiple payments, including initial payments in the period a customer contract is obtained and deferred payments over the life of the contract as future payments are collected from the customers. Under the standard, only the initial payment is subject to capitalization as the deferred payments require a substantive performance condition of the employee. These initial commission payments will be capitalized in the period a customer contract is obtained and will be amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. The expected period of benefit is the contract term, except when the commission payment is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Such commissions will be amortized over the greater of contract term or technological obsolescence period when the underlying contracted products are technology-based, such as for the SaaS-based platforms, or the expected customer relationship period when the underlying contracted products are not technology-based, such as for patient experience survey products.

The Company has determined that the adoption of ASU-2014-09 will not have a material impact on its consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4 — MARKETABLE AND NON-MARKETABLE SECURITIES

During 2014, the Company converted $60,000 of accounts receivable initially for a convertible note from Ecologic Transportation. Ecologic Transportation is affiliated with a former director of the Company. The note was convertible into 600,000 shares of Ecologic Transportation common stock. Subsequently, Ecologic Transportation merged into Peartrack Security Systems, Inc. As of December 31, 2017 and 2016, the Company held 60,000 shares in Peartrack Security Systems, Inc. The fair value of the investment on the date of conversion was $24,000 and as of December 31, 2017 and 2016 was $750 and $1,200, respectively. This resulted in a loss on the conversion date of the accounts receivable of $36,000 in 2014, and further unrealized losses of $450 and $2,400 for the years ended December 31, 2017 and 2016, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

During 2014, the Company entered into a licensing transaction where it received 1,200,000 shares of Beta Music Group. This investment was deemed to be an investment in nonmarketable securities and the shares were recorded at cost of $-0-. As of December 31, 2017, the Company continues to hold 1,200,000 shares of Beta Music Group.

During 2014, the Company invested $50,000 in Cannonball Red in return for 97,500 shares with the expressed purpose of achieving new customers. Cannonball Red is affiliated with a related party. The Company recorded the investment at cost of $50,000 and the investment was determined to be nonmarketable securities. Subsequent to the investment in 2014, the Company and Cannonball Red entered into an agreement where upon Cannonball Red would repurchase the investment for $60,000 at an agreed upon future date. The parties have not agreed upon such date. As of December 31, 2017 and 2016, the Company held 97,500 shares of Cannonball Red, and Cannonball Red does not have the resources to repurchase the securities.

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

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2017 and 2016 is summarized as follows:

	2017	2016
Computer equipment	$63,517	$25,478
Furniture and fixtures	3,128	-
Total	66,645	25,478
Less accumulated depreciation	(31,651)	(25,478)
Property and equipment, net	$34,994	$-

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful life of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

The Company spent $41,167 in purchase of equipment during year ended December 31, 2017. Depreciation expense was $6,173 and $-0- for the year ended December 31, 2017 and 2016, respectively.

NOTE 6 — INTANGIBLE ASSETS

For the years ended December 31, 2017 and 2016, the Company invested in Software development costs in the amounts of $383,802 and $0 respectively. For the years ended December 31, 2017 and 2016, the Company invested in patent costs in the amounts of $0 and $42,640 respectively.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Prior to any impairment adjustment, intangible assets consisted of the following:

	2017	2016
Patents	$3,697,709	$3,697,710
Capitalized software development	1,005,369	621,566
Accumulated amortization	(2,538,615)	(2,006,027)
Intangible assets, net	$2,164,463	$2,313,249

Amortization expense for patents totaled $379,158 and $373,398 for the years ended December 31, 2017 and 2016, respectively. Amortization expense for software development totaled $153,430 and $196,849 for the year ended December 31, 2017 and 2016, respectively.

Total amortization expense totaled $532,588 and $570,247 for the years ended December 31, 2017 and 2016, respectively.

NOTE 7 — RELATED PARTY TRANSACTIONS

Dr. Carr Bettis, Executive Chairman and Chairman of Board of Directors

As of December 31, 2017 and 2016, the Company owed Dr. Bettis $5,992 and $20,575 in accrued salary, respectively. In addition, AudioEye sub-leases office space in Scottsdale, Arizona for certain Company employees, including Todd Bankofier, CEO, from Verus Analytics, Inc, a company in which Dr. Bettis has a controlling interest. The Company had taken on more employees and space, the sub-lease amount increased from $500 per month to $3,502 per month in 2017 totaling $16,371 and $6,000 for the year ended December 31, 2017 and 2016, respectively. The amount of $0 was due as of December 31, 2017 and 2016. At December 31, 2017 and 2016, an estimated $14,000 was due and accrued to Dr. Bettis for unreimbursed travel related expenses.

Sean Bradley, President, Chief Technology Officer, and Secretary

As of December 31, 2017 and 2016, the Company owed Sean Bradley $3,543 in accrued salary.

David Moradi, 5% or more shareholder

As of December 31, 2015 the Company owed David Moradi $70,000 in principal and $4,280 in accrued interest. During the year ended December 31, 2016, Mr. Moradi was paid in full. During the year ended December 31, 2016, the Company incurred a total of $44,912 legal expenses for services provided on corporate general matters by Anthion Partners LLC, an entity affiliated with David Moradi.

Issuance of convertible notes payable

In 2017, the Company issued an aggregate of $762,500 in convertible notes payable and warrants to acquire 7,625,000 shares of the Company’s common stock with a term of five years, an exercise price of $0.07 per share to David Moradi. Upon issuance, the convertible notes immediately and automatically converts into the Company’s common stock at a conversion rate of $0.0672 per share.

Conversion of convertible notes payable

On April 18, 2016, the Company issued 2,506,849 shares of its common stock in settlement of an outstanding convertible note payable, issued in October 2015, for $200,000 and accrued interest $10,575 to KTK Capital, Inc., a material shareholder on a fully diluted basis.

On April 18, 2016, the Company issued 1,251,142 shares of its common stock in settlement of an outstanding convertible note payable, issued in October 2015, for $100,000 and accrued interest $5,096 to Equity Trust Custodian, FBO Alexandre Zyngier IRA, an entity under the control of Alexandre Zyngier, a member of the Company’s board of directors.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

On April 18, 2016, the Company issued an aggregate of 18,353,310 warrants to purchase the Company’s common stock at $0.175 per share for five years in settlement of convertible notes payable, issued in October 2015, in aggregate of $1,475,000 and accrued interest of $66,678 to Anthion Partners and Anthion Partners II LLC; entities under common control with David Moradi.

In 2017, the Company issued an aggregate of 11,346,726 shares of the Company’s common stock in settlement of outstanding convertible notes, issued in 2017, for $762,500 to David Moradi.

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

In 2016, the Company sold to Anthion Partners II, LLC, an entity under the control of David Moradi, 892,857 shares of the Company’s common stock and warrants to acquire 100,000 shares of the Company’s common stock with a term of five years, an exercise price of $0.25 per share and is subject to anti-dilution protection, as defined, for net proceeds of $125,000.

In 2017, the Company sold to Anthion Partners II, LLC, an entity under the control of David Moradi, 5,357,143 shares of the Company’s common stock for net proceeds of $750,000.

In 2017, the Company issued 750,000 shares of the Company’s common stock in exchange for the exercise of warrants for net proceeds of $52,500 to David Moradi.

In 2017, the Company issued 18,225,681 shares of the Company’s common stock in exchange for the exercise on a cashless basis of 18,353,310 warrants.

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

In summary, as of December 31, 2017 and 2016, the total balances of related party payable were $23,535 and $32,118, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 8 — NOTES PAYABLE

As of December 31, 2017 and 2016, the Company has short term notes payable of $-0- and $23,800, respectively as shown in the table below.

Notes and loans payable	2017	2016
Short Term
Maryland TEDCO	$-	$23,800
Total	$-	$23,800

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

The terms of the Release, among other things, terminated the Investment Agreement between the parties, and required the Company to issue a Promissory Note to the third-party in the combined amount of principal and accrued interest to date, for a total principal amount of $149,800. The note is interest free, and is payable in monthly installments of $2,000 beginning November 1, 2011. As of December 31, 2017 and 2016, the principal amount owing was $-0- and $23,800, respectively, all of which is current. The Company has paid off the remaining principal in 2017.

Convertible Secured Notes

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The estimated fair value of the issued warrant of $89,944 was charged as a debt discount up to the net proceeds of the note ($50,000) and the excess ($39,944) recorded as current period interest expense. The Company amortized $50,000 of the debt discount to current period operations as interest expense for the year ended December 31, 2017.

On November 30, 2017, the Company issued 786,244 shares of the Company’s in full settlement of the promissory note and accrued interest of $2,836. In connection with the settlement, the Company incurred a $15,724 loss on settlement of debt.

On October 11, 2017, the “Company entered into a Second Amendment to the Note and Warrant Purchase Agreement (the “Purchase Agreement Amendment”) and an Omnibus Amendment to Common Stock Warrants (the “Warrant Amendment”), which collectively amend that certain Note and Warrant Purchase Agreement dated as of October 9, 2015 (the “Original Agreement”) and the warrants previously issued thereunder (the “Warrants”) to, among other things; (i) for the period from the Closing Date until November 8, 2017 (the “Discount Period”), provide parties to the Original Agreement the option to purchase additional notes (in an amount of up to 50% of their respective original investment as provided in the Original Agreement) that will immediately convert to shares of common stock of the Company (“Common Stock”) at a price of $0.0672 per share along with warrants exercisable for shares of Common Stock at a price of $0.07 per share if exercised during the Discount Period or $0.10 per share if exercised during the term of the warrant following the Discount Period; (ii) provide for certain registration rights for shares of Common Stock issued pursuant to the Original Purchase Agreement, as amended, at any time after 30 days subsequent to the listing of the Common Stock on a national securities exchange; and (iii) amend the Warrants such that they are exercisable for shares of Common Stock at a price of $0.07 per share if exercised during the Discount Period or $0.10 per share if exercised during the term of the warrant following the Discount Period. The Company recognized a charge of $13,262 to current period interest for change in fair value due to the warrant modifications using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, a risk free interest rate of 1.60% to 1.99%, a dividend yield of 0%, and volatility of 165.18% to 166.12%.

In November 2017, the Company issued convertible promissory notes in aggregate of $812,500 and 8,125,000 warrants to acquire the Company’s common stock at $0.07 per share for five years under the above described terms. The notes were immediately converted into 12,090,774 shares of the Company’s common stock at a conversion rate of $0.0672 per share. Of the issued 8,125,000 warrants, 750,000 warrants were exercised for net proceeds of $52,500.

In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the aggregate amount of $812,500 to additional paid in capital and a discount against the November 2017 notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, a risk free interest rate of 1.83% to 2.01%, a dividend yield of 0%, and volatility of 165.45% to 166.12%. Due to the immediate conversion feature, the debt discount attributed to the value of the warrants and conversion feature in aggregate of $812,500 was charged to current period as interest expense.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Operating leases

The Company’s principal executive offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 2,362 square feet as of December 31, 2017. The Company’s principal executive office is leased for an aggregate amount of $4,724 per month through September 1, 2016, $5,474 through September 30, 2017 and an aggregate amount of $6,224 per month as of December 31, 2017. On December 21, 2017, effective February 1, 2018, the Company amended its existing lease to expand its Arizona office to approximately 4,248 square feet with lease expiry of September 30, 2021. As such, beginning February 1, 2018, the basic rent increases to $9,598 on February 1, 2018, escalating to $10,185 at lease term.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The Company also has offices in Atlanta, previously located at 1855 Piedmont Road, Suite 200, Marietta, Georgia leased for an aggregate of $2,763 per month. Beginning September 1, 2016, we re-located offices located at 3901 Roswell Road, Suite 134, leased for an aggregate of $3,937 per month as of December 31, 2017 and expiring September 30, 2019. On December 29, 2017, effective February 1, 2018, amended its existing lease to expand its Georgia office to approximately 3,831 square feet. As such, beginning February 1, 2018, the basic rent increases by $1,500 on February 1, 2018 through remainder of lease term.

In 2017, we leased office space in New York on a month to month basis for $300 per month.

Beginning November 1, 2015, we subleased an office from a company controlled by our Executive Chairman in Scottsdale, AZ for $3,502 per month as of December 31, 2017.

Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the years ended December 31, 2017 and 2016, rent expense was $144,030 and $109,340, respectively and as of December 31, 2017 and 2016, net deferred rent payable was $14,450 and $14,657, respectively.;

The following is a schedule of future minimum lease payments for all non-cancelable operating leases for each of the next four years ending December 31 and thereafter:

Year ended December 31,
2018	$177,450
2019	168,503
2020	119,629
2021	91,466
Total	$557,048

Employment contracts

Dr. Carr Bettis. Pursuant to an Executive Employment Agreement, Dr. Carr Bettis is employed as our Executive Chairman. The term of the Executive Employment Agreement is one year commencing July 1, 2017, terminable at will by either us or Dr. Bettis and subject to extension upon mutual agreement. He is to receive a base annual salary of $175,000 during the employment period. He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee. On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee of the board following consideration of the report prepared by Farient Advisors LLC approved a performance option agreement for Dr. Bettis. The number of shares that vest under the performance options are determined based upon the company’s and Dr. Bettis (as applicable) performance compared to performance goals described below.

The compensation committee following consideration of the report prepared by Farient Advisors LLC established a target number of shares of 2,000,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Dr. Bettis, as applicable. Subject to the share price condition, 50% of the target award will be earned by Dr. Bettis at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Dr. Bettis shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company’s actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date. Effective December 31, 2017, the vesting terms of these options were modified whereby they became fully vested on December 31, 2017. All other option terms remained the same. The incremental increase in the fair value of the options on the date of modification of $268,300 was determined using the Black-Scholes Option Pricing Model and was recognized immediately as compensation expense.

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

On August 10, 2017, the Company amended the terms of the 250,000 RSUs previously granted in 2016. The vesting terms were amended from conditional based on a change of control to vesting as of July 1, 2017. The settlement date for such RSUs, as amended, in the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control. The change in vesting terms were considered a modification of equity based instrument and accordingly charged the change in estimated fair value of $41,250 to current period operations.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

On August 10, 2017, the Company amended 402,297 RSUs previously granted to Dr. Bettis on February 23, 2017 for accrued and unpaid compensation for the period from December 1, 2016 through March 31, 2017 in the amount of $66,379. The RSUs as amended, vest upon the earlier of (i) on July 1, 2017 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs, as amended, is the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control.

On August 10, 2017, the Company amended 263,554 RSUs previously granted Dr. Bettis on June 22, 2017 for accrued and unpaid compensation for the period from April 1, 2017 through June 30, 2017 in the amount of $43,486. The RSUs, as amended, vest upon the earlier of (i) on July 1, 2017 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs, as amended, is the earlier of (i) July 1, 2024 or (ii) date on which the Company undergoes a change of control during the seven-year term of the award.

On June 22, 2017, the Company granted to Dr. Bettis 665,000 RSUs for services provided as a board member. The RSUs vest upon the earlier of (i) on July 1, 2018 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs is (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control during the seven-year term of the award.

Todd Bankofier. Pursuant to an Executive Employment Agreement dated as of February 13, 2018, effective December 31, 2017, Mr. Bankofier continued to be employed as our Chief Executive Officer. The term of the Executive Employment Agreement is two years commencing December 1, 2017 and subject to extension upon mutual agreement. He is to receive a base annual salary of $250,000. Mr. Bankofier is also entitled to equity awards under our incentive compensation plan. In connection with entry into the Executive Employment Agreement, we and Mr. Bankofier terminated the existing employment agreement, dated November 10, 2015, between us and Mr. Bradley effective as of December 1, 2017.

On December 22, 2015, subject to shareholder approval of the 2016 Incentive Compensation Plan the compensation committee following consideration of the report prepared by Farient Advisors LLC of the board approved a performance option agreement for Mr. Bankofier. The number of shares that vest under the performance options are determined based upon the company’s and Mr. Bankofier (as applicable) performance compared to performance goals described below.

The compensation committee following consideration of the report prepared by Farient Advisors LLC established a target number of shares of 2,000,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Mr. Bankofier, as applicable. Subject to the share price condition, 50% of the target award will be earned by Mr. Bankofier at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Mr. Bankofier shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company’s actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date. Effective December 31, 2017, the vesting terms of these options were modified whereby they became fully vested on December 31, 2017. All other option terms remained the same. The incremental increase in the fair value of the options on the date of modification of $268,300 was determined using the Black-Scholes Option Pricing Model and was recognized immediately as compensation expense.

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

On August 10, 2017, the Company amended the terms of the 250,000 RSUs previously granted in 2016. The vesting terms were amended from conditional based on a change of control to vesting as of July 1, 2017. The settlement date for such RSUs, as amended, in the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control.

Sean Bradley. Pursuant to an Executive Employment Agreement dated as of February 13, 2018, effective December 31, 2017, Sean Bradley continued to be employed as our Chief Technology Officer. The term of the Executive Employment Agreement is two years commencing December 1, 2017, subject to extension upon mutual agreement. He is to receive a base annual salary of $200,000 during the employment period. He is entitled to receive bonuses at the sole discretion of our board of directors or the compensation committee. Mr. Bradley is also entitled to equity awards under the AudioEye, Inc. 2012 Incentive Compensation Plan, the AudioEye, Inc. 2013 Incentive Compensation Plan and the AudioEye, Inc. 2014 Incentive Compensation Plan. In connection with entry into the Executive Employment Agreement, we and Mr. Bradley terminated the existing employment agreement, dated August 7, 2013, between us and Mr. Bradley effective as of December 1, 2017.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The compensation committee following consideration of the report prepared by Farient Advisors LLC established a target number of shares of 1,500,000 options whereby to each option will vest only upon: (a) satisfaction of a share price condition described below; and (b) 100% achievement of the performance goals by the company and Mr. Bradley, as applicable. Subject to the share price condition, 50% of the target award will be earned by Mr. Bradley at the 85% achievement level, and he can earn up to 150% of the target award at the 125% achievement level. Vesting shall be determined based upon performance measures at the end of each calendar year of 2016 and 2017, with 50% of each target award and performance increase subject to vesting during each performance period. Mr. Bradley shall have the opportunity to achieve full vesting of 100% of the target award and performance increase if there is a shortfall in the first performance period but cumulative performance goals are achieved for the two-year period ending on the measurement date at the end of the second performance period. The number of vested performance options shall be determined for a performance period by reference to the company’s actual achievement against the following performance objectives: (a) Targeted cash contract bookings (as to 33.33%); (b) Targeted net operating cash flow (as to 33.33%); (c) Board defined operations goals (as to 33.33%) for a performance period. And, vesting shall only occur if the closing share price of the company’s common stock on each of the 20 trading days before and including the end of a performance period is not less than $0.20 per share (as adjusted for stock splits, combinations, recapitalization and the like). The company’s board or committee shall in its sole discretion establish goals as to specific matters and amounts with respect to a performance period. The performance options shall have a term of five years from the date of grant and the exercise price shall be determined by using a 10-day average closing price of the company’s common stock over the ten (10) trading days beginning on January 4, 2016, which the committee has determined to be and the Board agrees is an amount that is not less than the fair market value of a share of the common stock of the company on such date. Effective December 31, 2017, the vesting terms of these options were modified whereby they became fully vested on December 31, 2017. All other option terms remained the same. The incremental increase in the fair value of the options on the date of modification of $201,225 was determined using the Black-Scholes Option Pricing Model and was recognized immediately as compensation expense.

The Board following consideration of the report prepared by Farient Advisors LLC also approved the grant to Mr. Bradley of a long-term equity component of his compensation in the form of an RSU with a seven-year term representing the right to receive, subject to the terms and upon the conditions of the RSU, 150,000 shares of the Company’s Common Stock. This RSU is also subject to the Award Vesting Conditions.

On August 10, 2017, the Company amended the terms of the 150,000 RSUs previously granted in 2016. The vesting terms were amended from conditional based on a change of control to vesting as of July 1, 2017. The settlement date for such RSUs, as amended, in the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

On January 23, 2017, the court granted preliminary approval of the settlement pursuant to the terms set forth in the Stipulation of Settlement, provisionally certified a settlement class of shareholders, and directed plaintiffs' counsel to provide notice to that class. The Court held a Settlement Hearing May 8, 2017 to consider any objections to the Settlement that might be raised by settlement class members, to consider plaintiffs’ counsel's application for an award of fees and costs, and to determine whether the Order and Final Judgment as provided under the Stipulation of Settlement should be entered, dismissing the case with prejudice. On May 8, 2017, this Court granted final approval to the settlement of the securities class action brought by Lead Plaintiffs, individually and on behalf of all others similarly situated. On February 9, 2018, the Court authorized distribution of the Net Settlement Fund and to approved the proposed modified plan of allocation.

On May 16, 2016, a shareholder derivative complaint entitled LiPoChing, Derivatively and on Behalf of AudioEye, Inc., v. Bradley, et al., was filed in the United States District Court for the District of Arizona. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The complaint asserted causes of action including breach of fiduciary duty and others, arising from the Company’s restatement of its financial results for the first three quarters of 2014. The complaint sought, among other relief, compensatory damages, restitution and attorneys’ fees. In October 2016, the Company and Named Defendants filed a motion to dismiss. In response, the Plaintiff voluntarily dismissed the complaint without prejudice. Plaintiff’s counsel subsequently submitted a demand to the Company’s Board of Directors, to investigate the circumstances surrounding restatement of its financial results for the first three quarters of 2014. The Board has formed an Independent Director lead special litigation committee to evaluate the demand and make a recommendation to the Board. No determination has been made at this time.

On July 26, 2016, a shareholder derivative complaint entitled Denese M. Hebert, derivatively on Behalf of Nominal Defendant AudioEye, Inc., v. Bradley, et al., was filed in the State of Arizona Superior Court for Pima County. The complaint generally asserted causes of action related to the Company’s restatement of its financial statements for the first three fiscal quarters of 2014. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The defendants filed a motion to dismiss, which the Court granted on May 8, 2017, while also denying Plaintiff’s request for leave to amend the complaint. As in the above matter, after this matter was dismissed Plaintiff’s counsel subsequently submitted a demand to the Company’s Board of Directors, to investigate the circumstances surrounding restatement of its financial results for the first three quarters of 2014. While the Company believes that its legal defense costs may be reimbursed by the Company’s insurance carrier, no reasonable estimate of the outcome of the litigation, the related legal fees, or the impact on the financial results of the Company can be made as of the date of this statement. This demand is being evaluated together with the above demand by the Board’s Independent Director lead special litigation committee. No determination has been made at this time.

We may become involved in various other routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, our management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred stock

As of December 31, 2017 and 2016, the Company had 110,000 and 160,000 shares of Series A Convertible Preferred Stock, respectively, issued at $10 per share, paying a 5% cumulative annual dividend and convertible at $0.1754 per share of common stock. For the years ended December 31, 2017 and 2016, preferred shareholders earned, but were unpaid $75,206 and $80,000 in annual dividends, convertible at $0.1754 per share or 428,783 and 442,372 common shares, respectively. As of December 31, 2017 and 2016, cumulative and unpaid dividends were $146,918 and $133,699, convertible at $0.1754 per share or 837,617 and 762,252 common shares, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Common stock

As of December 31, 2017 and 2016, the Company had 161,664,077 and 111,521,001 shares of common stock issued and outstanding, respectively.

In April 2016, the Company issued an aggregate 83,336 shares of its common stock in payment for consulting services at a fair value of $14,292.

In April 2016, the Company issued an aggregate of 12,834,800 shares of its common stock to Note holders in settlement of $1,025,000 in convertible notes and $53,123 in accrued interest.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

In October 2017, the Company sold an aggregate of 10,714,286 shares of its common stock of the Company for net proceeds of $1,500,000 or $0.14 per share.

In October 2017, the Company issued 3,204,027 shares of its common stock upon conversion of 50,000 shares of Series A Convertible Preferred Stock and accrued dividends.

In November 2017, the Company issued an aggregate of 2,250,000 shares of its common stock of the Company for the exercise of warrants, for proceeds of $157,500.

In November 2017, the Company issued an aggregate of 1,530,292 shares of its common stock of the Company for conversion of notes payable and accrued interest of $102,836.

In November 2017, the Company issued 1,078,947 shares of its common stock of the Company for a cashless exercise of 2,000,000 previously issued warrants.

In December 2017, the Company issued an aggregate of 750,000 shares of its common stock of the Company for the exercise of warrants, for proceeds of $52,500.

In December 2017, the Company issued an aggregate of 11,346,726 shares of its common stock of the Company for conversion of notes payable of $762,500.

In December 2017, the Company issued 18,225,681 shares of its common stock upon the cashless exercise of outstanding warrants to purchase 18,353,310 shares of common stock.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Options

As of December 31, 2017 and 2016, the Company has outstanding options to purchase 25,095,557 and 25,731,207 shares of common stock, respectively.

					Intrinsic
			Wtd Avg.		Value
	Number of	Wtd Avg.	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2015	14,759,914	$0.30	3.61	8,374,294	$235,330
Granted	12,508,877	0.09	4.87		-
Forfeited/Expired	(1,537,584)	0.29
Outstanding at December 31, 2016	25,731,207	$0.20	3.34	15,091,366	$1,161,244
Granted	1,450,000	0.16	5.00		-
Forfeited/Expired	(2,085,650)	0.34			—
Outstanding at December 31, 2017	25,095,557	$0.19	2.64	22,276,224	$1,356,188

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Option grants during the year ended December 31, 2017 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.50 to 3.50 years, expected volatility of 169.46% to 175.56%, risk free interest rate of 1.42% to 1.66%, and expected dividend yield of 0%.

Effective December 31, 2017, 5,500,000 expiring performance based options granted in 2016 were modified to 100% vested immediately. Previously recognized performance based stock based compensation in 2016 and 2017 of $58,830 was reversed at December 31, 2017 and the estimated fair value of the modified options of $737,825 was charged to operations. Significant assumptions used in the valuation include expected term of 1.52 years, expected volatility of 163.87%, risk free interest rate of 1.76%, and expected dividend yield of 0%.

For the year ended December 31, 2017 and 2016, total stock compensation expense related to the options totaled $1,236,863 and $864,024, respectively.

The outstanding unamortized stock compensation expense related to options was $111,996 (which will be recognized through March 2020) as of December 31, 2017.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Warrants

Below is a table summarizing the Company’s outstanding warrants as of December 31, 2017 and 2016:

				Intrinsic
			Wtd Avg.	Value
	Number of	Wtd Avg.	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2015	43,246,858	$0.22	4.15	$1,167
Granted	21,681,264	0.03	4.87	-
Forfeited	(1,495,081)	0.48		-
Outstanding at December 31, 2016	63,433,041	$0.15	3.55	$3,662,610
Granted	9,165,000	0.10	4.89	—
Exercised	(24,353,310)	0.03
Forfeited/Expired	(247,396)	0.49		—

Outstanding at December 31, 2017	47,997,335	$0.20	2.61	$1,656,083

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

In April 2017, the Company issued 500,000 warrants with an exercise price of $0.10 in connection with issuance of a convertible note. The-five year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $0.10 per share. (Note 8)

In October 2017, in exchange for services rendered, the Company issued 250,000 warrants to purchase shares of the Company’s common stock with an exercise price of $0.179 per share that vested immediately. The fair value on the grant date of the warrants was $33,785.

In October and November 2017, the Company issued an aggregate of 8,125,000 warrants with an exercise price of $0.10 in connection with issuance of convertible notes. (Note 8)

The warrant grants for services during the year ended December 31, 2017 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.0 years, expected volatility of 175.64%, risk free interest rate of 1.48%, and expected dividend yield of 0%.

For the year ended December 31, 2017 and 2016, the Company has incurred warrant-based expense of $109,509 and $221,621, respectively. The outstanding unamortized stock compensation expense related to warrants was $1,393 (which will be recognized through March 2018) as of December 31, 2017.

Restricted stock units (“RSU”)

The following table summarizes the restricted stock activity for the two years ended December 31, 2017:

Restricted shares issued as of January 1, 2016	-
Granted	1,252,620
Total Restricted Shares Issued at December 31, 2016	1,252,620
Granted	2,655,851
Total Restricted Shares Issued at December 31, 2017	3,908,471
Vested at December 31, 2017	1,918,471
Unvested restricted shares as of December 31, 2017	1,990,000

On December 7, 2016, the Company following consideration of the report prepared by Farient Advisors LLC granted 602,620 RSUs for accrued and unpaid compensation for the period from July 1, 2016 through November 30, 2016 in the amount of $72,917 The RSUs vest upon the satisfaction of both of the following conditions: (i) Officer remains in service to the Company continuously through and until June 30, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award.

The Board also approved following consideration of the report prepared by Farient Advisors LLC the grant to an aggregate of 650,000 RSUs to officers with a seven-year term representing the right to receive, subject to the terms and upon the conditions of the RSU, 650,000 shares of the Company’s common stock, with such number of shares to be reduced by the number of shares, if any, that are awarded to Dr. Bettis in connection with the Performance Option Unit Agreement granted Dr. Bettis in January 2016 under the 2016 Plan. These RSU is also subject the following conditions: (i) Officer remains in service to the Company continuously through and until June 30, 2017, and (ii) the Company undergoes a change of control during the seven-year term of the award. The fair value of the 650,000 RSUs of $87,750 was unrecognized at December 31, 2016 due to the performance condition not met.

In connection with the issuance of the above described RSUs as payment for accrued compensation, the Company reclassified to equity the outstanding salary accrual of $72,917 during the year ended December 31, 2016.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

In connection with the issuance of the above described RSUs as payment for accrued compensation, the Company reclassified to equity the settled aggregate salary accrual of $102,083 and recorded addition compensation costs of $7,782 during the year ended December 31, 2017. Out of the total settled accrued salary of $102,083 during year ended December 31, 2017, $14,583 was for the compensation accrued as of December 31, 2016 and $87,500 was for compensation expense earned during the year ended December 31, 2017. Due to the August 10, 2017 modification to the 602,620 RSU’s granted in 2016, the Company recorded an incremental expense of $26,515 in current period.

On June 22, 2017, the Company following consideration of the report prepared by Farient Advisors LLC granted 665,000 RSUs for services provided by a board member. The RSUs vest upon the earlier of (i) on July 1, 2018 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs is (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control during the seven-year term of the award.

On August 10, 2017, the Company following consideration of the report prepared by Farient Advisors LLC granted 415,000 RSUs to each of Alexandre Zyngier, Ernest Purcell and Anthony Coelho for their continued service on the Board of Directors and 40,000 RSUs to each Alexandre Zyngier and Ernest Purcell for their continued service as the chairs of committees of the Board of Directors (for an aggregate grant of 1,325,000 RSUs). Such RSUs vest upon the first to occur of the following: (i) April 30, 2018 provided that the director’s service with the Company has not terminated prior to such date and (ii) the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs is the earlier of (i) April 30, 2024 or (ii) the date on which the Company undergoes a change of control.

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

For the year ended December 31, 2017 and 2016, the Company has incurred RSU-based expense of $418,832 (of which $14,583 related to settlement of prior year accrued compensation and $404,249 to current year RSU related expense) and $0, respectively. The outstanding unamortized stock compensation expense related to RSU was $178,115 (which will be recognized through July 2018) as of December 31, 2017.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Deferred tax assets:	2017	2016

Net operating loss carry forwards	$5,014,461	$7,558,530
Less valuation allowance	(5,014,461)	(7,558,530)
Net deferred tax asset	$-	$-

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions, which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The approximate net operating loss carry forward was $23,878,387 and $22,716,669 as of December 31, 2017 and 2016, respectively and will start to expire in 2030. The Company’s tax return for the year 2014, 2015 and 2016 are open to IRS inspection.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets at December 31, 2017, which were fully offset by a valuation allowance.

NOTE 12 — SUBSEQUENT EVENTS

On March 9, 2018, the Company granted an aggregate of 1,537,339 options to an employee as compensation for services rendered. The options are exercisable at $0.258 for five years with (i) 959,839 options vesting 50% at the first day of each month beginning January 1, 2018 through December 1, 2018, 25% vesting at the first day of each month from January 1, 2019 through December 1, 2019 and 25% vesting at the first day of each month beginning January 1, 2020 through December 1, 2020; (ii) 327,500 options vesting 50% on January 1, 2018, 50% vesting at each month beginning on January 1, 2019 for 24 months; and (iii) 250,000 options fully vesting on January 1, 2018. The exercise price was determined using the 10-day average closing price beginning with the closing price on January 9, 2018.

