Form 10-Q
period 2018-03-31
AUDIOEYE INC
filed 2018-05-15
CIK 1362190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 15, 2018, 161,181,095 shares of the registrant’s common stock were issued and outstanding

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of March 31, 2018 and 2017 and for the three month periods ended March 31, 2018 and 2017 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$1,276,997	$1,960,430
Accounts receivable	137,329	105,817
Marketable securities, held in related party	978	750
Deferred costs, short term	43,932	-
Prepaid expenses and other current assets	48,483	67,406
Total current assets	1,507,719	2,134,403

Property and equipment, net	41,570	34,994

Deferred costs, long term	56,574	-
Intangible assets, net	2,116,940	2,164,463
Goodwill	700,528	700,528

Total assets	$4,423,331	$5,034,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$56,674	$82,628
Related party payables	14,467	23,535
Derivative liabilities	-	2,984,010
Deferred rent	3,319	9,402
Deferred revenue	1,374,218	1,233,754
Total current liabilities	1,448,678	4,333,329

Long term liabilities:
Deferred rent	9,787	5,048

Total liabilities	1,458,465	4,338,377

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, 110,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	1	1
Common stock, $0.00001 par value, 250,000,000 shares authorized, 161,664,077 shares issued and outstanding as of March 31, 2018 and December 31, 2017	1,617	1,617
Additional paid in capital	41,249,086	40,120,293
Accumulated deficit	(38,285,838)	(39,425,900)
Total stockholders' equity	2,964,866	696,011

Total liabilities and stockholders' equity	$4,423,331	$5,034,388

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2018	2017
Revenues	$1,149,342	$434,507

Cost of revenue	587,464	341,042

Gross profit	561,878	93,465

Operating expenses:
Selling and marketing	610,662	279,727
Research and development	49,667	44,702
General and administrative	936,960	737,681
Amortization and depreciation	127,665	145,488
Total operating expenses	1,724,954	1,207,598

Operating loss	(1,163,076)	(1,114,133)

Other income (expense):
Unrealized gain on derivative liabilities	-	310,773
Unrealized gain on marketable securities	228	-
Interest income	237	164
Total other income	465	310,937

Net loss	(1,162,611)	(803,196)

Dividends on Series A Convertible preferred stock	(13,750)	(20,000)

Net loss available to common stockholders	$(1,176,361)	$(823,196)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding-basic and diluted	161,664,077	111,884,024

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2018

(unaudited)

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	161,664,077	$1,617	110,000	$1	$40,120,293	$(39,425,900)	$696,011
Effect of adoption of Accounting Codification Standard 2014-09, Revenue from Contracts with Customers	-	-	-	-	-	80,153	80,153
Reclassify derivative liability to equity upon adoption of Accounting Codification Standard 2017-11, Earnings Per Share	-	-	-	-	761,490	2,222,520	2,984,010
Restricted stock units, warrants and options issued for services	-	-	-	-	367,303	-	367,303
Net loss	-	-	-	-	-	(1,162,611)	(1,162,611)
Balance, March 31, 2018	161,664,077	$1,617	110,000	$1	$41,249,086	$(38,285,838)	$2,964,866

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,162,611)	$(803,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,665	145,488
Option, warrant, RSU and PSU expense	367,303	211,464
Stock issued for services	-	17,875
Unrealized gain on marketable securities	(228)	-
Change in fair value of derivative liabilities	-	(310,773)
Amortization of deferred commission	9,974	-
Changes in operating assets and liabilities:
Accounts receivable	(31,512)	(12,954)
Deferred costs	(30,327)	-
Other current assets	18,923	5,871
Accounts payable and accruals	(25,954)	11,853
Deferred rent	(1,344)	(385)
Deferred revenue	140,464	69,959
Related party payables	(9,068)	51,750
Net cash (used in) operating activities	(596,715)	(613,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(10,893)	(5,736)
Software development costs	(75,825)	(50,970)
Net cash (used in) investing activities	(86,718)	(56,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	-	50,000
Repayments of notes payable	-	(6,000)
Net cash provided by financing activities	-	44,000

Net (decrease) in cash	(683,433)	(625,754)
Cash-beginning of period	1,960,430	1,409,418
Cash-end of period	$1,276,997	$783,664

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

Non cash investing and financing activities:
Reclassify fair value of liability warrants from equity to liability upon issuance	$-	$6,062
Restricted stock units issued in payment of accrued compensation	$-	$58,333
Reclassify fair value of warrant liabilities to equity upon adoption of ASU 2017-11	$2,984,010	$-
Effect of adoption of Accounting Codification Standard 2014-09, Revenue from Contracts with Customers	$80,153	$-

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of AudioEye, Inc. and its wholly-owned subsidiary (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2018.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2017 as reported in the Company’s Annual Report on Form 10-K have been omitted.

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

Revenue Recognition

The Company recognizes revenue when delivery of the promised goods or services is transferred to its customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

Certain Software as a Service (SaaS) are prepared and invoiced on an annual basis. Any funds received for services not provided yet are held in deferred revenue, and are recorded as revenue when earned.

The Company had one major customer including their affiliates which generated approximately 13% of its revenue in the three months ended March 31, 2018.

At March 31, 2018, the Company had one customer representing 36% of the outstanding accounts receivable.

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The Company adopted the standard using the modified retrospective approach effective January 1, 2018.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

The most significant impact of the standard relates to capitalizing costs to acquire contracts, which have historically been expensed as incurred. As of December 31, 2017, the Company’s sales commission plans have included multiple payments, including initial payments in the period a customer contract is obtained and deferred payments over the life of the contract as future payments are collected from the customers. Under the standard, only the initial payment is subject to capitalization as the deferred payments require a substantive performance condition of the employee. These initial commission payments are now capitalized in the period a customer contract is obtained and payment is received; and will be amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. The expected period of benefit is the contract term, except when the commission payment is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Such commissions are amortized over the greater of contract term or technological obsolescence period when the underlying contracted products are technology-based, such as for the SaaS-based platforms, or the expected customer relationship period when the underlying contracted products are not technology-based, such as for patient experience survey products. Upon adoption of Topic 606, the Company reclassified $80,153 from equity previously expensed commissions to deferred assets effective January 1, 2018. There were significant changes in contract liabilities balances during the three months ended March 31, 2018. Deferred Revenue increased to $1,374,218 at March 31, 2018 compared to $1,233,754 at December 31, 2017 due to cash received of $997,467 less revenue recognized of $857,003.

Effects of adoption of ASU 2014-09 are as follows:

	At January 1, 2018:
	Prior to adoption of ASU 2014-09	Subsequent to adoption of ASU 2014-09	Change
Accumulated deficit	$(39,425,900)	$(39,345,747)	$(80,153)
Deferred commission cost	$-	$80,153	$80,153

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of the Company’s stock, stock-based compensation, debt discounts and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

In 2017 and prior and in accordance with ASC 815, certain warrants with anti-dilutive provisions were deemed to be derivatives. The value of the derivative instrument will fluctuate with the price of the Company’s common stock and is recorded as a current liability on the Company’s Consolidated Balance Sheet. The change in the value of the liability is recorded as “unrealized gain (loss) on derivative liability” on the Consolidated Statements of Operations.

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

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

On January 1, 2018, the Company adopted ASU 2017-11 by electing the modified retrospective method to the outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the fiscal year. Accordingly, the Company reclassified the fair value of the reset provisions embedded in previously issued warrants from liability to equity (accumulated deficit) in aggregate of $2,984,010.

Effects of adoption of ASU 2017-11 modified retrospective are as follows:

	At January 1, 2018:
	Prior to adoption of ASU 2014-09	Subsequent to adoption of ASU 2014-09	Change
Derivative liabilities	$2,984,010	$-	$(2,984,010)
Additional paid in capital	40,120,293	40,881,783	761,490
Accumulated deficit	$(39,425,900)	$(37,203,380)	$2,222,520

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

Potentially dilutive securities excluded from the computation of basic and diluted net earnings (loss) per share are as follows:

	March 31, 2018	March 31, 2017
Preferred stock	7,186,314	6,872,745
Options to purchase common stock	26,454,993	25,931,207
Warrants to purchase common stock	44,194,663	63,723,041
Restricted stock units	3,908,471	1,654,917
Totals	81,744,441	98,181,910

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

March 31, 2018 (Unaudited)

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

The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of March 31, 2018 and December 31, 2017:

		Fair Value
	Fair Value	Hierarchy
Assets
Marketable securities, March 31, 2018	$978	Level 1
Marketable securities, December 31, 2017	$750	Level 1

Liabilities
Derivative Liability ,March 31, 2018	$-	Level 3
Derivative Liability , December 31, 2017	$2,984,010	Level 3

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2018, the Company had cash of $1,276,997 and a working capital of $59,041. In addition, the Company used actual net cash in operations of $596,715 during the three months ended March 31, 2018. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s primary source of operating funds has been from revenue generated from sales and cash proceeds from the sale of common stock and the issuance of convertible and other debt. It is anticipated that the Company has cash sufficient to fund operations through October 2018.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2018 and December 31, 2017 is summarized as follows:

	March 31, 2018	December 31, 2017
Computer equipment	$72,570	$63,517
Furniture and fixtures	4,968	3,128
Total	77,538	66,645
Less accumulated depreciation	(35,968)	(31,651)
Property and equipment, net	$41,570	$34,994

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful life of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

The Company spent $10,893 and $5,736 in purchase of equipment during three months ended March 31, 2018 and 2017, respectively. Depreciation expense was $4,317 and $447 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 4 — INTANGIBLE ASSETS

For the three months ended March 31, 2018 and 2017, the Company invested in Software development costs in the amounts of $75,825 and $50,970 respectively.

Patents, technology and other intangibles with contractual terms are generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Software development costs are amortized over their estimated useful life of three years.

Prior to any impairment adjustment, intangible assets consisted of the following:

	March 31, 2018	December 31, 2017
Patents	$3,697,709	$3,697,709
Capitalized software development	1,081,194	1,005,369
Accumulated amortization	(2,661,963)	(2,538,615)
Intangible assets, net	$2,116,940	$2,164,463

Amortization expense for patents totaled $87,026 and $91,582 for the three months ended March 31, 2018 and 2017, respectively. Amortization expense for software development totaled $36,322 and $53,459 for the three months ended March 31, 2018 and 2017, respectively.

Total amortization expense totaled $123,348 and $145,041 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5 — DEFERRED COSTS

Effective January 1, 2018, the Company capitalizes initial and renewal sales commission payments in the period a customer contract is obtained and payment is received; and is amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. The expected period of benefit is the contract term, except when the commission payment is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

Such commissions are amortized over the greater of contract term or technological obsolescence period when the underlying contracted products are technology-based, such as for the SaaS-based platforms, or the expected customer relationship period when the underlying contracted products are not technology-based, such as for patient experience survey products.

During the three months ended March 31, 2018, the Company deferred an aggregate $30,327 commissions paid and reclassified from equity $80,153 previously paid and expensed commissions. Amortization of deferred costs for the three months ended March 31, 2018 was $9,974.

NOTE 6 — RELATED PARTY TRANSACTIONS

Dr. Carr Bettis, Executive Chairman and Chairman of Board of Directors

As of March 31, 2018 and December 31, 2017, the Company owed Dr. Bettis $5,992 in accrued salary. In addition, AudioEye sub-leases office space in Scottsdale, Arizona for certain Company employees, including Todd Bankofier, CEO, from Verus Analytics, Inc, a company in which Dr. Bettis has a controlling interest. The Company had taken on more employees and space, the sub-lease amount increased from $500 per month to $3,502 per month in 2017 totaling $10,507 and $1,500 for the three months ended March 31, 2018 and 2017, respectively. The amount of $0 was due as of March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, an estimated $8,475 and $14,000 was due and accrued to Dr. Bettis for unreimbursed travel related expenses, respectively.

Sean Bradley, President, Chief Technology Officer, and Secretary

As of March 31, 2018 and December 31, 2017 and 2016, the Company owed Sean Bradley $0 and $3,543 in accrued salary, respectively.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred stock

As of March 31, 2018 and December 31, 2017, the Company had 110,000 shares of Series A Convertible Preferred Stock, issued at $10 per share, paying a 5% cumulative annual dividend and convertible for common stock at a price of $0.1754 per share. For the three months ended March 31, 2018, preferred shareholders earned, but were not paid $13,750 in annual dividends, or equivalent to 78,392 common shares based on a conversion price of $0.1754 per share. As of March 31, 2018 and December 31, 2017, cumulative and unpaid dividends were $160,668 and $146,918, or equivalent to 916,009 and 837,617 common shares based on a conversion price of $0.1754 per share, respectively.

Common stock

As of March 31, 2018 and December 31, 2017, the Company had 161,664,077 shares of common stock issued and outstanding.

Options

As of March 31, 2018 and December 31, 2017, the Company has outstanding options to purchase 26,454,993 and 25,095,557 shares of common stock, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

					Intrinsic
			Wtd Avg.		Value
	Number of	Wtd Avg.	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2017	25,095,557	$.019	2.64	22,276,224	$1,356,188
Granted	1,509,436	0.26	5.00		-
Forfeited/Expired	(150,000)	0.50
Outstanding at March 31, 2018	26,454,993	$0.19	2.75	23,082,687	$2,979,412

On March 9, 2018, the Company granted an aggregate of 1,509,436 options to employees as compensation for services rendered. The options are exercisable at $0.258 per share for five years with (i) 946,936 options vesting 50% at the first day of each month beginning January 1, 2018 through December 1, 2018, 25% vesting at the first day of each month from January 1, 2019 through December 1, 2019 and 25% vesting at the first day of each month beginning January 1, 2020 through December 1, 2020; (ii) 312,500 options vesting 50% on January 1, 2018, 50% vesting at each month beginning on January 1, 2019 for 24 months; and (iii) 250,000 options fully vesting on January 1, 2018. The exercise price was determined using the 10-day average closing price beginning with the closing price on January 9, 2018. The value on the grant date of the options was $298,914.

Option grants during the three months ended March 31, 2018 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.50 to 3.50 years, expected volatility of 163.85%, risk free interest rate of 2.45% to 2.65%, and expected dividend yield of 0%.

For the three months ended March 31, 2018 and 2017, total stock compensation expense related to the options totaled $145,046 and $167,414, respectively.

The outstanding unamortized stock compensation expense related to options was $265,865 (which will be recognized through December 2020) as of March 31, 2018.

Warrants

Below is a table summarizing the Company’s outstanding warrants as of March 31, 2018 and December 31, 2017:

				Intrinsic
			Wtd Avg.	Value
	Number of	Wtd Avg.	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2016	47,997,335	$0.20	2.61	$1,656,083
Granted	-
Exercised	-
Forfeited/Expired	(3,802,672)	0.26
Outstanding at September 30, 2017	44,194,663	$0.19	2.57	$4,650,064

For the three months ended March 31, 2018 and 2017, the Company has incurred warrant-based expense of $1,393 and $44,050, respectively. The outstanding unamortized stock compensation expense related to warrants was $0.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

Restricted stock units (“RSU”)

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2018:

Restricted stock units issued as of January 1, 2018	3,908,471
Granted	958,333
Total Restricted stock units issued at March 31, 2018	4,866,804
Vested at March 31, 2018	2,376,804
Unvested restricted stock units as of March 31, 2018	2,490,000

On March 27, 2018, the Company granted 958,333 RSUs for services provided. 500,000 of such RSUs began vesting May 1, 2018, and will vest each calendar month at a rate of 41,666 RSUs per month except the last month ending April 1, 2019 whereby 41,674 RSUs would vest provided that services are not terminated by the Company or the grantee. 458,333 RSU’s vested immediately. The settlement date for such RSUs is (i) April 1, 2025 or (ii) the date on which the Company undergoes a change of control during the seven-year term of the award. The fair value of the RSU’s at grant date was $247,250.

For the three months ended March 31, 2018 and 2017, the Company has incurred RSU-based expense of $220,864 and $0, respectively. The outstanding unamortized stock compensation expense related to RSUs was $179,563 (which will be recognized through April 2019) as of March 31, 2018.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Litigation

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

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

NOTE 9 — SUBSEQUENT EVENTS

Equity transactions

On April 12, 2018, the Company granted 150,000 options to purchase the Company’s common stock for services at an exercise price of $0.248 per share for five years with 50,000 options vesting immediately and 25,000 options vesting every 90 days thereafter..

In March 2018, two individuals (the “Holders”) holding warrants to purchase an aggregate of 3,188,079 shares of the Company’s Common Stock (the “Warrants”) each delivered a Notice of Cashless Exercise (each, a "Notice") to the Company prior to the March 19, 2018 expiration of the Warrants. The Notices were technically deficient with respect to the proper exercise procedure required by the Warrants. However, the Company agreed to waive the deficiency and permit the cashless exercise of the Warrants, which resulted in the issuance of an aggregate of 146,018 shares of the Company’s Common Stock to the Holders in April 2018.

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2017. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

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

Our Annual Report filed on Form 10-K for the year ended December 31, 2017 provides additional information about our business and operations.

Results of Operations

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The discussion of the results of our operations compares the three months ended March 31, 2018 with the three months ended March 310, 2017 and are not necessarily indicative of the results which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions.  We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended March 31, 2018 and March 31, 2017

Results of Operations

	Three Months Ended March 31,
	2018	2017
Revenue	$1,149,342	$434,507

Cost of sales	587,464	341,042
Gross profit	561,878	93,465
Operating expenses:
Selling & marketing	610,662	279,727
Research & development	49,667	44,702
General and administrative expenses	936,960	737,681
Amortization & depreciation	127,665	145,488
Total operating expenses	1,724,954	1,207,598
Operating loss	(1,163,076)	(1,114,133)

Unrealized gain on derivative liabilities	-	310,773
Unrealized gain on marketable securities	228	-
Interest income	237	164

Net loss	(1,162,611)	(803,196)
Deemed dividend on Series A Convertible preferred stock	(13,750)	(20,000)
Net loss attributable to common stockholders	$(1,176,361)	$(823,196)
Net income per common share – basic and diluted	(0.01)	(0.01)
Weighted average common shares outstanding – basic and diluted	161,664,077	111,884,024

Revenue

For the three months ended March 31, 2018 and 2017, revenue was $1,149,342 and $434,507, respectively, consisting primarily of revenues from various levels of subscriptions and technology development. Revenues increased due to a change of marketing focus.

Cost of Sales

For the three months ended March 31, 2018 and 2017, cost of sales was $587,464 and $341,042, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit

An increase in our revenues resulted in a gross profit of $561,878 for the current period, as compared to a gross profit of $93,465 during the three months ended March 31, 2017. Gross profit increased as a result of lower implementation costs as compared to the same period in 2017.

Selling and Marketing Expenses

Selling and marketing expenses were $610,662 and $279,727 for the three months ended March 31, 2018 and 2017, respectively.  The increase resulted from the higher sales activity in 2018 as compared to 2017.

Research and Development Expenses

Research and development expenses were $49,667 and $44,702 for three months ended March 31, 2018 and 2017, respectively. Research and development expenses decreased from period to period and reflect continued developments of our product.

General and Administrative Expenses

General and administrative expenses were $936,960 and $737,681 for the three months ended March 31, 2018 and 2017, respectively. General and administrative expenses increased $199,279 due primarily to higher service provider costs as compared to 2017. Stock based compensation for the three months ended March 31, 2018 was $367,303 as compared to $211,464 for the same period last year.

Amortization and Depreciation

Amortization and depreciation expenses were $127,665 and $145,488 for the three months ended March 31, 2018 and 2017, respectively. The decrease in expense was primarily related to expiring software development costs in 2017.

Gain on change in Fair Value of Derivative Liabilities

In October 2015, 2016 and 2017, we issued warrants with an embedded reset provisions requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $310,733 on change in fair value of derivative liabilities for the three months ended March 31, 2017. The primary driver of the change in our derivative liability is our stock price. Generally, as our stock price decreases, the liability decreases resulting in a larger non-cash gain for the period to period change.

On January 1, 2018, we adopted ASU 2017-11 by electing the retrospective method to the outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the fiscal year. Accordingly, we are no longer required to treat as derivatives our financial instruments with embedded anti-dilutive (reset) provisions.

Interest Income, net

Interest income, net during the three months ended March 31, 2018 was $237 compared to $164 for the three months ended March 31, 2017.

Contracts in Process/Revenue Recognition

Under current accounting procedures, the Company only recognizes revenue on new contracts for the actual services delivered in the period under the following criteria: (i) the contract has been signed and delivered to the Company; (ii) the services have been performed or delivered; and (iii) the client has been billed for the services delivered. The Company does not record deferred revenues for new contracts until the first payment for services has been received. The Company only records accounts receivable for the amount of revenue recognized as service is rendered, even if the client has been billed for the entire contract value. The table below summarizes the amount of contract value in excess of the revenue recognized of $4,134,641, our deferred revenue of $1,374,218 and amount recognized in the amount of $1,149,342 in 2018. Contract and deferred revenues are expected to be recognized in future periods. The Company also receives contracts for service hours but whose total contract value is uncertain. These “fee for service contracts” are recorded in the table below only if the services have been delivered and the associated revenue has been recognized.

A summary of our contracts in process is as follows:

Contracts in Process
March 31, 2018
		Revenue	Revenue Recognized	Deferred	Contract Amount in Excess of Deferred
	Contract	Recognized	3 Months Ended	Revenue	Revenue and
	Amount	prior to 2018	March 31, 2018	March 31, 2018	Recognized Revenue
Fixed Contracts	$8,850,037	$2,191,836	$1,149,342	$1,374,218	$4,134,641

Liquidity and Capital Resources

Working Capital

	At March 31,	At December 31,
	2018	2017
Current Assets	$1,507,719	$2,134,403
Current Liabilities	1,448,678	4,333,329
Working Capital (Deficit)	$59,041	$(2,198,926)

The working capital (deficit) (current liabilities in excess of current assets) for the periods ended March 31, 2018 and December 31, 2017 was $59,041 and $(2,198,926) respectively. The increase in working capital was primarily due to increase in our accounts receivable of $31,512,in our deferred costs of $43,932, elimination of liability treatment of our previously issued anti-dilutive warrants of $2,984,010and a decrease in accounts payable and accrued expenses of $25,954. In addition, the Company used actual net cash in operations of $596,715 during the three months ended March 31, 2018. The Company has incurred net losses since inception. It is anticipated that the Company has cash sufficient to fund operations through October 2018.

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

Cash Flows

	For the Three months ended
	March 31,
	2018	2017

Net Cash (Used in) Operating Activities	$(596,715)	$(613,048)
Net Cash (Used in) Investing Activities	(86,718)	(56,706)
Net Cash Provided by Financing Activities	-	44,000
Decrease in Cash	$(683,433)	$(625,754)

We had cash in the amount of $1,276,997 and $1,960,430 as of March 31, 2018 and December 31, 2017, respectively.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, relate to capitalized legal patent costs, income taxes, goodwill, intangible assets, share-based payments, revenue recognition, and research and other accounting descriptions. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2018 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2018.

AUDIOEYE, INC.

By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

By:	/s/ Todd Bankofier
Todd Bankofier
Chief Executive Officer

