Form 10-Q
period 2018-06-30
AUDIOEYE INC
filed 2018-08-14
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, 7,479,775 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$679,590	$1,960,430
Accounts receivable	257,733	105,817
Marketable securities, held in related party	2,400	750
Deferred costs, short term	61,221	-
Prepaid expenses and other current assets	68,574	67,406
Total current assets	1,069,518	2,134,403

Property and equipment, net	94,806	34,994

Deferred costs, long term	59,765	-
Intangible assets, net	2,084,732	2,164,463
Goodwill	700,528	700,528

Total assets	$4,009,349	$5,034,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$84,756	$82,628
Related party payables	14,467	23,535
Derivative liabilities	-	2,984,010
Capital leases, short term	19,110	-
Deferred rent	4,260	9,402
Deferred revenue	1,697,266	1,233,754
Total current liabilities	1,819,859	4,333,329

Long term liabilities:
Capital leases, long term	40,104	-
Deferred rent	8,325	5,048

Total liabilities	1,868,288	4,338,377

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized
Series A Convertible Preferred stock, $0.00001 par value, 200,000 shares Designated, 105,000 and 110,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1	1
Common stock, $0.00001 par value, 50,000,000 shares authorized, 6,487,779 and 6,466,564 shares issued and outstanding as of June 30, 2018 and December 31, 2017 respectively	65	65
Additional paid in capital	41,521,360	40,121,845
Accumulated deficit	(39,380,365)	(39,425,900)
Total stockholders' equity	2,141,061	696,011

Total liabilities and stockholders' equity	$4,009,349	$5,034,388

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues	$1,234,897	$684,224	$2,384,239	$1,118,731

Cost of revenue	622,645	440,033	1,210,109	781,075

Gross profit	612,252	244,191	1,174,130	337,656

Operating expenses:
Selling and marketing	576,894	337,156	1,187,556	616,883
Research and development	49,362	49,267	99,029	93,969
General and administrative	944,428	615,528	1,881,388	1,353,209
Amortization and depreciation	137,412	147,921	265,077	293,409
Total operating expenses	1,708,096	1,149,872	3,433,050	2,357,470

Operating loss	(1,095,844)	(905,681)	(2,258,920)	(2,019,814)

Other income (expense):
Unrealized loss on derivative liabilities	-	(1,264,962)	-	(954,189)
Unrealized gain on marketable securities	1,422	-	1,650	-
Interest income (expense), net	(105)	(48,284)	132	(48,120)
Total other income	1,317	(1,313,246)	1,782	(1,002,309)

Net loss	(1,094,527)	(2,218,927)	(2,257,138)	(3,022,123)

Dividends on Series A Convertible preferred stock	(13,524)	(20,000)	(27,274)	(40,000)

Net loss available to common stockholders	$(1,108,051)	$(2,238,927)	$(2,284,412)	$(3,062,123)

Net loss per common share-basic and diluted	$(0.17)	$(0.50)	$(0.35)	$(0.68)

Weighted average common shares outstanding-basic and diluted	6,471,832	4,494,859	6,469,212	4,485,164

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	6,466,564	$65	110,000	$1	$40,121,845	$(39,425,900)	$696,011
Common stock issued upon conversion of preferred stock	13,204	-	(5,000)	-	-	-	-
Common stock issued in exchange for exercise of warrants on a cashless basis	5,842	-	-	-	-	-	-
Common stock issued in exchange for exercise of options on a cashless basis	2,169	-	-	-	-
Effect of adoption of Accounting Codification Standard 2014-09, Revenue from Contracts with Customers	-	-	-	-	-	80,153	80,153
Reclassify derivative liability to equity upon adoption of Accounting Codification Standard 2017-11, Earnings Per Share	-	-	-	-	761,490	2,222,520	2,984,010
Restricted stock units, warrants and options issued for services	-	-	-	-	638,025	-	638,025
Net loss	-	-	-	-	-	(2,257,138)	(2,257,138)
Balance, June 30, 2018	6,487,779	$65	105,000	$1	$41,521,360	$(39,380,365)	$2,141,061

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,257,138)	$(3,022,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265,077	293,409
Amortization of debt discounts	-	7,326
Bad debt expense	-	358
Non cash interest expense associated with derivative warrants	-	39,944
Option, warrant, RSU and PSU expense	638,025	571,316
Stock issued for services	-	25,001
Unrealized gain on marketable securities	(1,650)	-
Change in fair value of derivative liabilities	-	954,189
Amortization of deferred commission	25,491	-
Changes in operating assets and liabilities:
Accounts receivable	(151,916)	(209,667)
Deferred costs	(66,324)	-
Other current assets	(1,168)	(4,927)
Accounts payable and accruals	2,128	(140,937)
Deferred rent	(1,865)	(770)
Deferred revenue	463,512	465,565
Related party payables	(9,068)	-
Net cash (used in) operating activities	(1,094,896)	(1,021,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(10,893)	(16,255)
Software development costs	(173,597)	(50,970)
Net cash (used in) investing activities	(184,490)	(67,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	-	50,000
Issuance of convertible note payable	-	50,000
Repayments of notes payable and capital leases	(1,454)	(12,000)
Net cash provided by (used in) financing activities	(1,454)	88,000

Net decrease in cash	(1,280,840)	(1,000,541)
Cash-beginning of period	1,960,430	1,409,418
Cash-end of period	$679,590	$408,877

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$255	$-
Income taxes paid	$-	$-

Non cash investing and financing activities:
Reclassify fair value of liability warrants from equity to liability upon issuance	$-	$6,062
Reclassify fair value of liability warrants from liability to equity upon exercise	$-	$184,569
Debt discount originated from derivative feature of warrants attached to note	$-	$50,000
Restricted stock units issued in payment of accrued compensation	$-	$14,583
Equipment acquired from capital leases	$60,668	$-
Reclassify fair value of warrant liabilities to equity upon adoption of ASU 2017-11	$2,984,010	$-
Effect of adoption of Accounting Codification Standard 2014-09, Revenue from Contracts with Customers	$80,153	$-

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

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

On August 1, 2018, the Company amended its Articles of Incorporation to implement a reverse stock split in the ratio of 1 share for every 25 shares of common stock and to reduce the number of authorized common stock from 250,000,000 to 50,000,000. As a result, 186,994,384 shares of the Company’s common stock were exchanged for 7,479,775 shares of the Company's common stock. These financial statements have been retroactively restated to reflect the reverse stock split. (See Note 8)

Revenue Recognition

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

The Company had one major customer including their affiliates which generated approximately 9% and 11% of its revenue in the three and six months ended June 30, 2018, respectively.

At June 30, 2018, the Company had three customers representing 28.5%, 16.0% and 13.1%, aggregate of 57.6% of the outstanding accounts receivable.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

The most significant impact of the standard relates to capitalizing costs to acquire contracts, which have historically been expensed as incurred. As of December 31, 2017, the Company’s sales commission plans have included multiple payments, including initial payments in the period a customer contract is obtained and deferred payments over the life of the contract as future payments are collected from the customers. Under the standard, only the initial payment is subject to capitalization as the deferred payments require a substantive performance condition of the employee. These initial commission payments are now capitalized in the period a customer contract is obtained and payment is received; and will be amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. The expected period of benefit is the contract term, except when the commission payment is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected and renewal commissions are not commensurate with initial commissions. Such commissions are amortized over the greater of contract term or technological obsolescence period when the underlying contracted products are technology-based, such as for the SaaS-based platforms, or the expected customer relationship period when the underlying contracted products are not technology-based, such as for patient experience survey products. Upon adoption of Topic 606, the Company reclassified $80,153 from equity previously expensed commissions to deferred costs effective January 1, 2018. There were significant changes in contract liabilities balances during the six months ended June 30, 2018. Deferred Revenue increased to $1,697,266 at June 30, 2018 compared to $1,233,754 at December 31, 2017 due to cash received of $2,172,458 less revenue recognized of $1,708,946.

Effects of adoption of ASU 2014-09 are as follows:

	At January 1, 2018:
	Prior to adoption of ASU 2014-09	Subsequent to adoption of ASU 2014-09	Change
Accumulated deficit	$(39,425,900)	$(39,345,747)	$(80,153)
Deferred commission cost	$-	$80,153	$80,153

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

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

June 30, 2018 (Unaudited)

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

Potentially dilutive securities excluded from the computation of basic and diluted net earnings (loss) per share are as follows:

	June 30, 2018	June 30, 2017
Preferred stock	277,371	404,492
Options to purchase common stock	1,062,609	1,007,083
Warrants to purchase common stock	1,766,122	2,524,922
Restricted stock units	194,672	103,339
Totals	3,300,774	4,039,836

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

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

The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of June 30, 2018 and December 31, 2017:

		Fair Value
	Fair Value	Hierarchy
Assets
Marketable securities, June 30, 2018	$2,400	Level 1
Marketable securities, December 31, 2017	$750	Level 1

Liabilities
Derivative Liability ,June 30, 2018	$-	Level 3
Derivative Liability , December 31, 2017	$2,984,010	Level 3

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2018, the Company had cash of $679,590 and a working capital deficit of $750,341. In addition, the Company used actual net cash in operations of $1,094,896 during the six months ended June 30, 2018.

On August 6, 2018, the Company sold 992,000 shares of its common stock at $6.25 per share for net proceeds of $5,547,635, after costs and expenses of $652,365 In addition, the Company has received common stock subscriptions for 48,000 shares of its common stock at a sales price of $6.25 per share for net proceeds of $288,000, after costs and expenses of $12,000. It is anticipated that the Company has cash sufficient to fund operations for the next twelve months (See Note 10).

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2018 and December 31, 2017 is summarized as follows:

	June 30, 2018	December 31, 2017
Computer equipment	$72,570	$63,517
Equipment under capital lease	60,668	-
Furniture and fixtures	4,968	3,128
Total	138,206	66,645
Less accumulated depreciation	(43,400)	(31,651)
Property and equipment, net	$94,806	$34,994

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful life of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Included in net property are assets under capital leases of $60,668, less accumulated depreciation of $3,115 as of June 30, 2018 and $0, less accumulated depreciation of $0 as of December 31, 2017, respectively.

The Company spent $10,893 in purchases and leased $60,668 of equipment during the six months ended June 30, 2018 and $16,255 in purchases of equipment during the six months ended June 30, 2017. Depreciation expense was $7,432 and $11,749 for the three and six months ended June 30, 2018; and $814 and $1,261 for the three and six months ended June 30, 2017.

NOTE 4 — INTANGIBLE ASSETS

For the six months ended June 30, 2018 and 2017, the Company invested in software development costs in the amounts of $173,597 and $50,970 respectively.

Patents, technology and other intangibles with contractual terms are generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Software development costs are amortized over their estimated useful life of three years.

Prior to any impairment adjustment, intangible assets consisted of the following:

	June 30, 2018	December 31, 2017
Patents	$3,697,709	$3,697,709
Capitalized software development	1,178,966	1,005,369
Accumulated amortization	(2,791,943)	(2,538,615)
Intangible assets, net	$2,084,732	$2,164,463

Amortization expense for patents totaled $93,658 and $180,684 for the three and six months ended June 30, 2018, respectively; and $93,648 and $185,230 for the three and six months ended June 30, 2017, respectively. Amortization expense for software development totaled $36,322 and $72,644 for the three and six months ended June 30, 2018, respectively; and $53,459 and $106,918 for the three and six months ended June 30, 2017, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

Total amortization expense totaled $253,328 and $292,148 for the six months ended June 30, 2018 and 2017, respectively.

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

During the six months ended June 30, 2018, the Company deferred an aggregate $66,324 commissions paid and reclassified from equity $80,153 previously paid and expensed commissions. Amortization of deferred costs for the three and six months ended June 30, 2018 was $15,517 and $25,491.

NOTE 6 — CAPITAL LEASES

	June 30, 2018	December 31, 2017
Capital equipment lease dated April 5, 2018	$15,625	$-
Capital equipment lease dated May 8, 2018	17,850	-
Capital equipment lease dated June 27, 2018	25,739	-
Total capital leases payable	59,214	-
Less current portion	(19,110)	-
Long term portion	$40,104	$-

During the six months ended June 30, 2018, the Company entered into three capital leases for computer equipment for a three year term.  The Company recognized these arrangements as a capital leases based on the determination the leases exceeded 75% of the economic life of the underlying assets.  The Company initially recorded the equipment and the capitalized lease liability at the estimated present value of the minimum lease payments of $60,668.

The leases include base monthly payments in aggregate of $1,839, due on the contract monthly anniversary of each calendar month.  At the expiration of the lease, the Company is required to return all leased equipment to the lessor with right of repurchase at fair value.

The Company determined that the capital leases exceeded 75% of the estimated economic life of the equipment and therefore classified as a capitalized leases. The effective interest rate of the capitalized lease is estimated at 6.00% based on the Company estimated incremental borrowing rate.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

The following summarizes the assets under capital leases:

	June 30, 2018	December 31, 2017
Classes of property
Computer equipment	60,668	-
Less: accumulated depreciation	(3,115)	-
	$57,553	$-

The following summarizes total future minimum lease payments at June 30, 2018:

Period ending December 31,
Six months ended December 31, 2018	$11,108
2019	22,066
2020	22,066
2021	9,474
Total minimum lease payments	64,714
Amount representing interest	5,500
Present value of minimum lease payments	59,214
Current portion of capital lease obligations	19,110
Capital lease obligation, less current portion	$40,104

NOTE 7 — RELATED PARTY TRANSACTIONS

Dr. Carr Bettis, Executive Chairman and Chairman of Board of Directors

As of June 30, 2018 and December 31, 2017, the Company owed Dr. Bettis $5,992 in accrued salary. In addition, AudioEye sub-leases office space in Scottsdale, Arizona for certain Company employees, including Todd Bankofier, CEO, from Verus Analytics, Inc, a company in which Dr. Bettis has a controlling interest. As the Company has taken on more employees and space, the sub-lease amount increased from $500 per month to $3,502 per month in 2017 totaling $10,506 and $21,013 for the three and six months ended June 30, 2018; and $3,252 and $4,752 for the three and six months ended June 30, 2017, respectively. The amount of $0 was due as of June 30, 2018 and December 31, 2017. At June 30, 2018 and December 31, 2017, an estimated $8,475 and $14,000 was due and accrued to Dr. Bettis for unreimbursed travel related expenses, respectively.

Sean Bradley, President, Chief Technology Officer, and Secretary

As of June 30, 2018 and December 31, 2017, the Company owed Sean Bradley $0 and $3,543 in accrued salary, respectively.

NOTE 8 — STOCKHOLDERS’ EQUITY

On August 1, 2018, the Company amended its Articles of Incorporation to implement a reverse stock split in the ratio of 1 share for every 25 shares of common stock and to reduce the number of authorized common stock from 250,000,000 to 50,000,000. No fractional shares were issued from such aggregation of common stock, upon the reverse split; any fractional share was rounded up and converted to the nearest whole share of common stock. As a result, 186,994,384 of the Company’s common stock were exchanged for 7,479,775 of the Company's common stock resulting in the transfer of $1,795 from common stock to additional paid in capital. These amendments were approved and filed of record by the Delaware Secretary of State on August 1, 2018, effective on August 1, 2018.  FINRA declared the Company’s 1-for-25 reverse stock split market effective as of August 8, 2018. These financial statements have been retroactively restated to reflect the reverse stock split.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

Preferred stock

As of June 30, 2018 and December 31, 2017, the Company had 105,000 and 110,000 shares of Series A Convertible Preferred Stock, respectively, issued at $10 per share, paying a 5% cumulative annual dividend and convertible for common stock at a price of $4.385 per share, as adjusted for the Company’s reverse stock split. For the six months ended June 30, 2018, preferred shareholders earned, but were not paid $27,274 in annual dividends, or equivalent to 6,220 common shares based on a conversion price of $4.385 per share. As of June 30, 2018 and December 31, 2017, cumulative and unpaid dividends were $166,274 and $146,918, or equivalent to 37,919 and 33,505 common shares based on a conversion price of $4.385 per share, respectively.

Common stock

As of June 30, 2018 and December 31, 2017 on a post-split basis, the Company had 6,487,779 and 6,466,564 shares of common stock issued and outstanding, respectively.

In April 2018, the Company issued 5,842 shares of its common stock upon the cashless exercise of outstanding warrants to purchase 127,525 shares of common stock.

In June 2018, the Company issued 2,169 shares of its common stock upon the cashless exercise of outstanding options to purchase 8,667 shares of common stock.

In June 2018, the Company issued 13,204 shares of its common stock upon conversion of 5000 shares of Series A Convertible Preferred Stock and accrued dividends.

Options

As of June 30, 2018 and December 31, 2017, the Company has outstanding options to purchase 1,062,609 and 1,003,836 shares of common stock, respectively.

					Intrinsic
			Wtd Avg.		Value
	Number of	Wtd Avg.	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2017	1,003,836	$4.69	2.64	891,087	$1,356,188
Granted	73,440	6.32	5.00		-
Exercised	(8,667)	3.88
Forfeited/Expired	(6,000)	10.00
Outstanding at June 30, 2018	1,062,609	$4.78	2.53	943,407	$3,232,212

On March 9, 2018, the Company granted an aggregate of 60,390 options to employees as compensation for services rendered. The options are exercisable at $6.45 per share for five years with (i) 37,890 options vesting 50% at the first day of each month beginning January 1, 2018 through December 1, 2018, 25% vesting at the first day of each month from January 1, 2019 through December 1, 2019 and 25% vesting at the first day of each month beginning January 1, 2020 through December 1, 2020; (ii) 12,500 options vesting 50% on January 1, 2018, 50% vesting at each month beginning on January 1, 2019 for 24 months; and (iii) 10,000 options fully vesting on January 1, 2018. The exercise price was determined using the 10-day average closing price beginning with the closing price on January 9, 2018. The value on the grant date of the options was $298,914.

On April 12, 2018, the Company granted 6,000 options to purchase the Company’s common stock for services rendered at an exercise price of $6.20 per share for five years with 2,000 options vesting immediately and 1,000 options vesting every 90 days thereafter. The exercise price was determined using the 10-day average closing price beginning with the closing price on March 12, 2018. The value on the grant date of the options was $29,694.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

On May 31, 2018, the Company granted an aggregate of 7,050 options to employees as compensation for services rendered. The options are exercisable at $5.30 per share for five years with 50% of options vesting upon one year employee anniversary and 50% vesting at a rate of 1/24 per month thereafter. The exercise price was determined using the 10-day average closing price beginning with the closing price on May 16, 2018. The value on the grant date of the options was $33,130.

Option grants during the six months ended June 30, 2018 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.50 to 3.50 years, expected volatility of 160.87% to 163.85%, risk free interest rate of 2.45% to 2.65%, and expected dividend yield of 0%.

For the three and six months ended June 30, 2018 and 2017, total stock compensation expense related to the options totaled $78,152 and $223,198 and $257,619 and $425,033, respectively.

The outstanding unamortized stock compensation expense related to options was $248,727 (which will be recognized through December 2020) as of June 30, 2018.

Warrants

Below is a table summarizing the Company’s outstanding warrants as of June 30, 2018 and December 31, 2017:

				Intrinsic
			Wtd Avg.	Value
	Number of	Wtd Avg.	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2017	1,919,906	$4.98	2.61	$1,656,083
Granted	127,525	$6.25
Exercised	(127,525)
Forfeited/Expired	(153,784)	6.66
Outstanding at June 30, 2018	1,766,122	$4.84	2.32	$5,128,906

On April 17, 2018, the Company granted 127,525 warrants for services rendered. The warrants are exercisable at $6.25 per share through May 16, 2018. The fair value of the warrants of $109,207 was charged to current operations.

Warrants issued during the six months ended June 30, 2018 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 0.08 years, expected volatility of 162.35%, risk free interest rate of 1.68%, and expected dividend yield of 0%.

For the three and six months ended June 30, 2018 and 2017, the Company has incurred warrant-based expense of $109,207 and $110,600 and $14,733 and $58,783, respectively. There was no outstanding unamortized stock compensation expense related to warrants as of June 30, 2018.

There was no outstanding unamortized stock compensation expense related to warrants as of June 30, 2018.

Restricted stock units (“RSU”)

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2018:

Restricted stock units issued as of January 1, 2018	156,340
Granted	38,334
Total Restricted stock units issued at June 30, 2018	194,674
Vested at June 30, 2018	151,408
Unvested restricted stock units as of June 30, 2018	43,266

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

On March 27, 2018, the Company granted 38,334 RSUs, on a post-split basis, for services provided. 20,000 of such RSUs began vesting May 1, 2018, and will vest each calendar month at a rate of 1,667 RSUs per month, whereby the RSUs would vest provided that services are not terminated by the Company or the grantee. 18,333 RSU’s vested immediately. The settlement date for such RSUs is (i) April 1, 2025 or (ii) the date on which the Company undergoes a change of control during the seven-year term of the award. The fair value of the RSU’s at grant date was $247,250.

For the three and six months ended June 30, 2018 and 2017, the Company has incurred RSU-based expense of $83,363 and $304,227 and $87,500 and $87,500, respectively. The outstanding unamortized stock compensation expense related to RSUs was $96,200 (which will be recognized through April 2019) as of June 30, 2018.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Litigation

On January 23, 2017, the court granted preliminary approval of the settlement pursuant to the terms set forth in the Stipulation of Settlement, provisionally certified a settlement class of shareholders, and directed plaintiffs' counsel to provide notice to that class. The Court held a Settlement Hearing May 8, 2017 to consider any objections to the Settlement that might be raised by settlement class members, to consider plaintiffs’ counsel's application for an award of fees and costs, and to determine whether the Order and Final Judgment as provided under the Stipulation of Settlement should be entered, dismissing the case with prejudice. On May 8, 2017, this Court granted final approval to the settlement of the securities class action brought by Lead Plaintiffs, individually and on behalf of all others similarly situated. On February 9, 2018, the Court authorized distribution of the Net Settlement Fund and approved the proposed modified plan of allocation.

On May 16, 2016, a shareholder derivative complaint entitled LiPoChing, Derivatively and on Behalf of AudioEye, Inc., v. Bradley, et al., was filed in the United States District Court for the District of Arizona. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The complaint asserted causes of action including breach of fiduciary duty and others, arising from the Company’s restatement of its financial results for the first three quarters of 2014. The complaint sought, among other relief, compensatory damages, restitution and attorneys’ fees. In October 2016, the Company and Named Defendants filed a motion to dismiss. In response, the Plaintiff voluntarily dismissed the complaint without prejudice. Plaintiff’s counsel subsequently submitted a demand to the Company’s Board of Directors, to investigate the circumstances surrounding restatement of its financial results for the first three quarters of 2014. On June 22, 2018, the matter was resolved to the parties’ satisfaction. The resolution of the matter will not have a material adverse effect on our financial position or results of operations.

On July 26, 2016, a shareholder derivative complaint entitled Denese M. Hebert, derivatively on Behalf of Nominal Defendant AudioEye, Inc., v. Bradley, et al., was filed in the State of Arizona Superior Court for Pima County. The complaint generally asserted causes of action related to the Company’s restatement of its financial statements for the first three fiscal quarters of 2014. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The defendants filed a motion to dismiss, which the Court granted on May 8, 2017, while also denying Plaintiff’s request for leave to amend the complaint. As in the above matter, after this matter was dismissed Plaintiff’s counsel subsequently submitted a demand to the Company’s Board of Directors, to investigate the circumstances surrounding restatement of its financial results for the first three quarters of 2014. On June 22, 2018, the matter was resolved to the parties’ satisfaction. The resolution of the matter will not have a material adverse effect on our financial position or results of operations.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

We may become involved in various other routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, our management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

NOTE 10 — SUBSEQUENT EVENTS

On August 6, 2018, the Company sold 992,000 shares of its common stock at $6.25 per share for net proceeds of $5,547,635, after costs and expenses of $652,365 In addition, the Company has received common stock subscriptions for 48,000 shares of its common stock at a sales price of $6.25 per share for net proceeds of $288,000, after costs and expenses of $12,000. It is anticipated that the Company has cash sufficient to fund operations for the next twelve months.

At the closing of the private placement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors pursuant to which the Company agreed to register the shares for resale. Under the terms of the Registration Rights Agreement, the Company will be obligated to file a registration statement covering the resale or other disposition of the registrable securities by the Investors no later than 30 days after the initial closing and to use its reasonable best efforts to cause the registration statement to become effective no later than 90 days after the initial closing. In the event that the Company fails to file and obtain and maintain effectiveness of the registration statement, the Company is subject to certain penalties, including making certain registration delay payments to the investors.

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

Results of Operations

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The discussion of the results of our operations compares the three and six months ended June 30, 2018 with the three and six months ended June 30, 2017 and are not necessarily indicative of the results which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions.  We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended June 30, 2018 and June 30, 2017

Results of Operations

	Three Months Ended June 30,
	2018	2017
Revenue	$1,234,897	$684,224

Cost of sales	622,645	440,033
Gross profit	612,252	244,191
Operating expenses:
Selling & marketing	576,894	337,156
Research & development	49,362	49,267
General and administrative expenses	944,428	615,528
Amortization & depreciation	137,412	147,921
Total operating expenses	1,708,096	1,149,872
Operating loss	(1,095,844)	(905,681)

Unrealized loss on derivative liabilities	-	(1,264,962)
Unrealized gain on marketable securities	1,422	-
Interest expense	(105)	(48,284)

Net loss	(1,094,527)	(2,218,927)
Deemed dividend on Series A Convertible preferred stock	(13,524)	(20,000)
Net loss attributable to common stockholders	$(1,108,051)	$(2,238,927)
Net income per common share – basic and diluted	(0.17)	(0.50)
Weighted average common shares outstanding – basic and diluted	6,471,831	4,494,859

Revenue

For the three months ended June 30, 2018 and 2017, revenue was $1,234,897 and $684,224, respectively, consisting primarily of revenues from various levels of subscriptions and technology development. Revenues increased due to a change of marketing focus.

Cost of Sales

For the three months ended June 30, 2018 and 2017, cost of sales was $622,645 and $440,033, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit

An increase in our revenues resulted in a gross profit of $612,252 for the current period, as compared to a gross profit of $244,191 during the three months ended June 30, 2017. Gross profit increased as a result of lower implementation costs as compared to the same period in 2017.

Selling and Marketing Expenses

Selling and marketing expenses were $576,894 and $337,156 for the three months ended June 30, 2018 and 2017, respectively.  The increase resulted from the higher sales activity in 2018 as compared to 2017.

Research and Development Expenses

Research and development expenses were $49,362 and $49,267 for three months ended June 30, 2018 and 2017, respectively. Research and development expenses increased from period to period and reflect continued developments of our product.

General and Administrative Expenses

General and administrative expenses were $944,428 and $615,528 for the three months ended June 30, 2018 and 2017, respectively. General and administrative expenses increased $328,900 due primarily to higher service provider costs as compared to 2017. Stock based compensation for the three months ended June 30, 2018 was $270,722 as compared to $279,478 for the same period last year.

Amortization and Depreciation

Amortization and depreciation expenses were $137,412 and $147,921 for the three months ended June 30, 2018 and 2017, respectively. The decrease in expense was primarily related to expiring software development costs in 2017.

Gain on change in Fair Value of Derivative Liabilities

In October 2015, 2016 and 2017, we issued warrants with an embedded reset provision requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $1,264,962 on change in fair value of derivative liabilities for the three months ended June 30, 2017. The primary driver of the change in our derivative liability is our stock price. Generally, as our stock price increases, the liability increases resulting in a larger non-cash loss for the period to period change.

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

Interest Expense, net

Interest expense, net during the three months ended June 30, 2018 was $105 compared to $48,284 for the three months ended June 30, 2017. In 2018, we incurred interest expenses relating to our capital leases for equipment as compared to non-cash interest expense and debt discounts relating to our convertible note payable of $39,644 and $7,326 in 2017, respectively.

Comparative for the Six Months ended June 30, 2018 and June 30, 2017

Results of Operations

	Six Months Ended June 30,
	2018	2017
Revenue	$2,384,239	$1,118,731

Cost of sales	1,210,109	781,075
Gross profit	1,174,130	337,656
Operating expenses:
Selling & marketing	1,187,556	616,883
Research & development	99,029	93,969
General and administrative expenses	1,881,388	1,353,209
Amortization & depreciation	265,077	293,409
Total operating expenses	3,433,050	2,357,470
Operating loss	(2,258,920)	(2,019,814)

Unrealized loss on derivative liabilities	-	(954,189)
Unrealized gain on marketable securities	1,650	-
Interest income (expense), net	132	(48,120)

Net loss	(2,257,138)	(3,022,123)
Deemed dividend on Series A Convertible preferred stock	(27,274)	(40,000)
Net loss attributable to common stockholders	$(2,284,412)	$(3,062,123)
Net income per common share – basic and diluted	(0.35)	(0.68)
Weighted average common shares outstanding – basic and diluted	6,469,212	4,485,164

Revenue

For the six months ended June 30, 2018 and 2017, revenue was $2,384,239 and $1,118,731, respectively, consisting primarily of revenues from various levels of subscriptions and technology development. Revenues increased due to a change of marketing focus.

Cost of Sales

For the six months ended June 30, 2018 and 2017, cost of sales was $1,210,109 and $781,075, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit

An increase in our revenues resulted in a gross profit of $1,174,130 for the current period, as compared to a gross profit of $337,656 during the six months ended June 30, 2017. Gross profit increased as a result of lower implementation costs as compared to the same period in 2017.

Selling and Marketing Expenses

Selling and marketing expenses were $1,187,556 and $616,883 for the six months ended June 30, 2018 and 2017, respectively.  The increase resulted from the higher sales activity in 2018 as compared to 2017.

Research and Development Expenses

Research and development expenses were $99,029 and $93,969 for six months ended June 30, 2018 and 2017, respectively. Research and development expenses increased from period to period and reflect continued developments of our product.

General and Administrative Expenses

General and administrative expenses were $1,881,388 and $1,353,209 for the six months ended June 30, 2018 and 2017, respectively. General and administrative expenses increased $528,179 due primarily to higher service provider costs as compared to 2017. Stock based compensation for the six months ended June 30, 2018 was $638,025 as compared to $596,317 for the same period last year.

Amortization and Depreciation

Amortization and depreciation expenses were $265,077 and $293,409 for the six months ended June 30, 2018 and 2017, respectively. The decrease in expense was primarily related to expiring software development costs in 2017.

Gain on change in Fair Value of Derivative Liabilities

In October 2015, 2016 and 2017, we issued warrants with an embedded reset provision requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $954,189 on change in fair value of derivative liabilities for the six months ended June 30, 2017. The primary driver of the change in our derivative liability is our stock price. Generally, as our stock price increases, the liability increases resulting in a larger non-cash loss for the period to period change.

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

Interest Income, net

Interest income, net during the six months ended June 30, 2018 was $132 compared to $(48,120) interest expense for the six months ended June 30, 2017. In 2017, we incurred non-cash interest expense and debt discount amortization related to our convertible note payable of $39,644 and $6,326, respectively.

Contracts in Process/Revenue Recognition

Under current accounting procedures, the Company only recognizes revenue on new contracts for the actual services delivered in the period under the following criteria: (i) the contract has been signed and delivered to the Company; (ii) the services have been performed or delivered; and (iii) the client has been billed for the services delivered. The Company does not record deferred revenues for new contracts until the first payment for services has been received. The Company only records accounts receivable for the amount of revenue recognized as service is rendered, even if the client has been billed for the entire contract value. The table below summarizes the amount of contract value in excess of the revenue recognized of $5,447,838, our deferred revenue of $1,697,266 and amount recognized in the amount of $2,384,239 in 2018. Contract and deferred revenues are expected to be recognized in future periods. The Company also receives contracts for service hours but whose total contract value is uncertain. These “fee for service contracts” are recorded in the table below only if the services have been delivered and the associated revenue has been recognized.

A summary of our contracts in process is as follows:

Contracts in Process
June 30, 2018
		Revenue	Revenue Recognized	Deferred	Contract Amount in Excess of Deferred
	Contract	Recognized	6 Months Ended	Revenue	Revenue and
	Amount	prior to 2018	June 30, 2018	June 30, 2018	Recognized Revenue
Fixed Contracts	$11,721,179	$2,191,836	$2,384,239	$1,697,266	$5,447,838

Liquidity and Capital Resources

Working Capital

	At June 30,	At December 31,
	2018	2017
Current Assets	$1,069,518	$2,134,403
Current Liabilities	1,819,859	4,333,329
Working Capital (Deficit)	$(750,341)	$(2,198,926)

The working capital (deficit) (current liabilities in excess of current assets) for the periods ended June30, 2018 and December 31, 2017 was $(750,341) and $(2,198,926) respectively. The increase in working capital was primarily due to increase in our accounts receivable of $151,916, in our deferred costs of $61,221, elimination of liability treatment of our previously issued anti-dilutive warrants of $2,984,010 and a decrease in accounts payable and accrued expenses of $6,940, net with increases in our deferred revenue of $463,512 and short term portion of our capital leases of $19,110. In addition, the Company used actual net cash in operations of $1,094,896 during the six months ended June 30, 2018.

On August 6, 2018, the Company sold 992,000 shares of its common stock at $6.25 per share for net proceeds of $5,547,635, after costs and expenses of $652,365. In addition, the Company has received common stock subscriptions for 48,000 shares of its common stock at a sales price of $6.25 per share for net proceeds of $288,000, after costs and expenses of $12,000. It is anticipated that the Company has cash sufficient to fund operations for the next twelve months.

Cash Flows

	For the Six months ended
	June 30,
	2018	2017

Net Cash (Used in) Operating Activities	$(1,094,896)	$(1,021,316)
Net Cash (Used in) Investing Activities	(184,490)	(67,225)
Net Cash (Used in) Provided by Financing Activities	(1,454)	88,000
Decrease in Cash	$(1,280,840)	$(1,000,541)

We had cash in the amount of $679,590 and $1,960,430 as of June 30, 2018 and December 31, 2017, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2018 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On January 23, 2017, the court granted preliminary approval of the settlement pursuant to the terms set forth in the Stipulation of Settlement, provisionally certified a settlement class of shareholders, and directed plaintiffs' counsel to provide notice to that class. The Court held a Settlement Hearing May 8, 2017 to consider any objections to the Settlement that might be raised by settlement class members, to consider plaintiffs’ counsel's application for an award of fees and costs, and to determine whether the Order and Final Judgment as provided under the Stipulation of Settlement should be entered, dismissing the case with prejudice. On May 8, 2017, this Court granted final approval to the settlement of the securities class action brought by Lead Plaintiffs, individually and on behalf of all others similarly situated. On February 9, 2018, the Court authorized distribution of the Net Settlement Fund and approved the proposed modified plan of allocation.

On May 16, 2016, a shareholder derivative complaint entitled LiPoChing, Derivatively and on Behalf of AudioEye, Inc., v. Bradley, et al., was filed in the United States District Court for the District of Arizona. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The complaint asserted causes of action including breach of fiduciary duty and others, arising from the Company’s restatement of its financial results for the first three quarters of 2014. The complaint sought, among other relief, compensatory damages, restitution and attorneys’ fees. In October 2016, the Company and Named Defendants filed a motion to dismiss. In response, the Plaintiff voluntarily dismissed the complaint without prejudice. Plaintiff’s counsel subsequently submitted a demand to the Company’s Board of Directors, to investigate the circumstances surrounding restatement of its financial results for the first three quarters of 2014. On June 22, 2018, the matter was resolved to the parties’ satisfaction. The resolution of the matter will not have a material adverse effect on our financial position or results of operations.

On July 26, 2016, a shareholder derivative complaint entitled Denese M. Hebert, derivatively on Behalf of Nominal Defendant AudioEye, Inc., v. Bradley, et al., was filed in the State of Arizona Superior Court for Pima County. The complaint generally asserted causes of action related to the Company’s restatement of its financial statements for the first three fiscal quarters of 2014. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The defendants filed a motion to dismiss, which the Court granted on May 8, 2017, while also denying Plaintiff’s request for leave to amend the complaint. As in the above matter, after this matter was dismissed Plaintiff’s counsel subsequently submitted a demand to the Company’s Board of Directors, to investigate the circumstances surrounding restatement of its financial results for the first three quarters of 2014. On June 22, 2018, the matter was resolved to the parties’ satisfaction. The resolution of the matter will not have a material adverse effect on our financial position or results of operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2018.

AUDIOEYE, INC.

By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

By:	/s/ Todd Bankofier
Todd Bankofier
Chief Executive Officer

