Form 10-Q
period 2018-09-30
AUDIOEYE INC
filed 2018-11-14
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [                     ] to [                     ]

Commission file number 001-38640

AudioEye, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2939845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5210 East Williams Circle, Suite 750, Tucson, Arizona	85711
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  866-331-5324

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2018, 7,548,464 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$6,090,665	$1,960,430
Accounts receivable	231,797	105,817
Marketable securities, held in related party	720	750
Deferred costs, short term	132,884	-
Prepaid expenses and other current assets	26,987	67,406
Total current assets	6,483,053	2,134,403

Property and equipment, net	102,151	34,994

Deferred costs, long term	88,706	-
Intangible assets, net	2,100,758	2,164,463
Goodwill	700,528	700,528

Total assets	$9,475,196	$5,034,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$237,756	$82,628
Related party payables	14,467	23,535
Derivative liabilities	-	2,984,010
Capital leases, short term	24,773	-
Deferred rent	5,205	9,402
Deferred revenue	2,498,673	1,233,754
Convertible note-related party, net of debt discount of $34,615	15,385	-
Convertible notes, net of debt discount of $32,955	17,045	-
Total current liabilities	2,813,304	4,333,329

Long term liabilities:
Capital leases, long term	45,496	-
Deferred rent	6,738	5,048

Total liabilities	2,865,538	4,338,377

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized
Series A Convertible Preferred stock, $0.00001 par value, 200,000 shares designated, 105,000 and 110,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1	1
Common stock, $0.00001 par value, 50,000,000 shares authorized, 7,488,281 and 6,467,066 shares issued and outstanding as of September 30, 2018 and December 31, 2017 respectively	75	65
Additional paid-in capital	47,322,983	40,121,845
Accumulated deficit	(40,713,401)	(39,425,900)
Total stockholders' equity	6,609,658	696,011

Total liabilities and stockholders' equity	$9,475,196	$5,034,388

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues	$1,494,313	$744,380	$3,878,552	$1,863,111

Cost of revenue	672,589	262,738	1,882,698	1,043,813

Gross profit	821,724	481,642	1,995,854	819,298

Operating expenses:
Selling and marketing	625,789	363,951	1,813,345	980,834
Research and development	48,860	44,704	147,889	138,673
General and administrative	1,316,378	822,310	3,197,766	2,175,519
Amortization and depreciation	129,161	143,661	394,238	437,070
Total operating expenses	2,120,188	1,374,626	5,553,238	3,732,096

Operating loss	(1,298,464)	(892,984)	(3,557,384)	(2,912,798)

Other income (expense):
Unrealized gain on derivative liabilities	-	1,086,044	-	131,855
Unrealized loss on marketable securities	(1,680)	-	(30)	-
Interest income (expense), net	(32,892)	(9,639)	(32,760)	(57,759)
Total other (loss) income	(34,572)	1,076,405	(32,790)	74,096

Net (loss) income	(1,333,036)	183,421	(3,590,174)	(2,838,702)

Dividends on Series A Convertible preferred stock	(13,233)	(20,000)	(40,507)	(60,000)

Net (loss) income available to common stockholders	$(1,346,269)	$163,421	$(3,630,681)	$(2,898,702)

Net (loss) income per common share-basic	$(0.19)	$0.04	$(0.54)	$(0.65)

Net (loss) income per common share-diluted	$(0.19)	$0.03	$(0.54)	$(0.65)

Weighted average common shares outstanding-basic	7,084,716	4,502,565	6,676,968	4,491,028

Weighted average common shares outstanding-diluted	7,084,716	5,027,691	6,676,968	4,491,028

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

					Additional
	Common stock		Preferred stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	6,467,066	$65	110,000	$1	$40,121,845	$(39,425,900)	$696,011
Common stock sold for cash	1,000,000	10	-	-	5,609,205	-	5,609,215
Common stock issued upon conversion of preferred stock	13,204	-	(5,000)	-	-	-	-
Common stock issued in exchange for exercise of warrants on a cashless basis	5,842	-	-	-	-	-	-
Common stock issued in exchange for exercise of options on a cashless basis	2,169	-	-	-	-	-	-
Effect of adoption of Accounting Codification Standard 2014-09, Revenue from Contracts with Customers	-	-	-	-	-	80,153	80,153
Reclassify derivative liability to equity upon adoption of Accounting Codification Standard 2017-11, Earnings Per Share	-	-	-	-	761,490	2,222,520	2,984,010
Warrants issued with convertible notes	-	-	-	-	100,000	-	100,000
Restricted stock units, warrants and options issued for services	-	-	-	-	730,443	-	730,443
Net loss	-	-	-	-	-	(3,590,174)	(3,590,174)
Balance, September 30, 2018	7,488,281	$75	105,000	$1	$47,322,983	$(40,713,401)	$6,609,658

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,590,174)	$(2,838,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	394,238	437,070
Amortization of debt discounts	32,430	15,751
Bad debt expense	-	358
Non cash interest expense associated with derivative warrants		39,944
Option, warrant, RSU and PSU expense	730,443	876,105
Stock issued for services	-	25,001
Unrealized loss on marketable securities	30	-
Change in fair value of derivative liabilities	-	(131,855)
Amortization of deferred commission	59,705	-
Changes in operating assets and liabilities:
Accounts receivable	(125,980)	(28,214)
Deferred costs	(201,142)	-
Other current assets	40,419	(13,450)
Accounts payable and accruals	155,128	(184,184)
Deferred rent	(2,507)	(1,273)
Deferred revenue	1,264,919	681,891
Related party payables	(9,068)	-
Net cash (used in) operating activities	(1,251,559)	(1,121,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(10,893)	(22,904)
Software development costs	(308,933)	(234,841)
Net cash (used in) investing activities	(319,826)	(257,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	5,609,215	50,000
Issuance of convertible note payable-related party	50,000
Issuance of convertible notes payable	50,000	50,000
Proceeds from common stock subscription	-	1,450,000
Repayments of notes payable and capital leases	(7,595)	(18,000)
Net cash provided by financing activities	5,701,620	1,532,000

Net increase in cash	4,130,235	152,697
Cash-beginning of period	1,960,430	1,409,418
Cash-end of period	$6,090,665	$1,562,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,327	$-
Income taxes paid	$-	$-

Non cash investing and financing activities:
Reclassify fair value of liability warrants from equity to liability upon issuance	$-	$6,062
Reclassify fair value of liability warrants from liability to equity upon exercise	$-	$184,569
Debt discount originated from derivative feature of warrants attached to note	$-	$50,000
Debt discount originated from issuance of warrants attached to notes payable	$100,000	$-
Restricted stock units issued in payment of accrued compensation	$-	$14,583
Equipment acquired from capital leases	$77,864	$-
Reclassify fair value of warrant liabilities to equity upon adoption of ASU 2017-11	$2,984,010	$-
Effect of adoption of Accounting Codification Standard 2014-09, Revenue from Contracts with Customers	$80,153	$-

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

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

Certain Software as a Service (SaaS) invoices are prepared on an annual basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when earned.

The Company had one major customer including their affiliates which generated approximately 11.5% and 11.6% of its revenue in the three and nine months ended September 30, 2018, respectively.

At September 30, 2018, the Company had two customers representing 47.0% and 10.2%, aggregate of 57.2% of the outstanding accounts receivable.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

The most significant impact of the standard relates to capitalizing costs to acquire contracts, which have historically been expensed as incurred. As of December 31, 2017, the Company’s sales commission plans have included multiple payments, including initial payments in the period a customer contract is obtained and deferred payments over the life of the contract as future payments are collected from the customers. Under the standard, only the initial payment is subject to capitalization as the deferred payments require a substantive performance condition of the employee. These initial commission payments are now capitalized in the period a customer contract is obtained and payment is received; and will be amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. The expected period of benefit is the contract term, except when the commission payment is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected, and renewal commissions are not commensurate with initial commissions. Such commissions are amortized over the greater of contract term or technological obsolescence period when the underlying contracted products are technology-based, such as for the SaaS-based platforms, or the expected customer relationship period when the underlying contracted products are not technology-based, such as for patient experience survey products. Upon adoption of Topic 606, the Company reclassified $80,153 from equity previously expensed commissions to deferred costs effective January 1, 2018. There were significant changes in contract liabilities balances during the nine months ended September 30, 2018. Deferred Revenue increased to $2,498,673 at September 30, 2018 compared to $1,233,754 at December 31, 2017 due to cash received of $4,101,239 less revenue recognized of $2,836,320.

Effects of adoption of ASU 2014-09 are as follows:

	At January 1, 2018:
	Prior to adoption of ASU 2014-09	Subsequent to adoption of ASU 2014-09	Change
Accumulated deficit	$(39,425,900)	$(39,345,747)	$(80,153)
Deferred commission cost	$-	$80,153	$80,153

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

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

September 30, 2018 (Unaudited)

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

Potentially dilutive securities excluded from the computation of basic and diluted net earnings (loss) per share for the nine months ended September 30, 2018 and 2017 are as follows:

	September 30, 2018	September 30, 2017
Preferred stock	280,389	281,199
Options to purchase common stock	1,025,247	1,051,083
Warrants to purchase common stock	1,881,041	2,522,201
Restricted stock units	194,674	156,339
Totals	3,381,351	4,010,822

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

As of September 30, 2018, the outstanding convertible notes payable issued in connection with the October 9, 2015 Note and Warrant Purchase Agreement, were convertible contingent on the occurrence of future events, and therefore not convertible into the Company’s common stock. As a result, they were excluded from the table (See Note 11).

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2018 and 2017

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(1,333,036)	$183,421	$(3,590,174)	$(2,838,702)
Less: preferred stock dividends	(13,233)	(20,000)	(40,507)	(60,000)
(Loss) income available to common stockholders	(1,346,269)	163,421	(3,630,681)	(2,898,702)

Basic weighted average common shares outstanding	7,084,716	4,502,565	6,676,968	4,491,028
Plus: incremental shares from assumed exercise-options	-	167,797	-	-
Plus: incremental shares from assumed exercise-warrants	-	357,329	-	-
Adjusted weighted average common shares outstanding	7,084,716	5,027,691	6,676,968	4,491,028

Net income (loss) per share:
Basic	$(0.19)	$0.04	$(0.54)	$(0.65)
Diluted	$(0.19)	$0.03	$(0.54)	$(0.65)

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of September 30, 2018 and December 31, 2017:

		Fair Value
	Fair Value	Hierarchy
Assets
Marketable securities, September 30, 2018	$720	Level 1
Marketable securities, December 31, 2017	$750	Level 1

Liabilities
Derivative Liability ,September 30, 2018	$-	Level 3
Derivative Liability , December 31, 2017	$2,984,010	Level 3

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 — MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2018, the Company had cash of $6,090,665 and a working capital of $3,669,749. In addition, the Company used actual net cash in operations of $1,251,559 during the nine months ended September 30, 2018.

In August 2018, the Company sold 1,000,000 shares of its common stock at $6.25 per share for net proceeds of $5,609,215, after costs and expenses of $640,785. In connection with the October 9, 2015 Note and Warrant Purchase Agreement, the Company has received proceeds from issuance of convertible notes payable of $100,000 in September 2018 and $124,975 in October 2018 (see Note 7). It is anticipated that the Company has cash sufficient to fund operations for the next twelve months (See Note 10).

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2018 and December 31, 2017 is summarized as follows:

	September 30, 2018	December 31, 2017
Computer equipment	$62,170	$63,517
Equipment under capital lease	77,864	-
Furniture and fixtures	4,968	3,128
Total	145,002	66,645
Less accumulated depreciation	(42,851)	(31,651)
Property and equipment, net	$102,151	$34,994

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful life of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Included in net property are assets under capital leases of $77,864, less accumulated depreciation of $8,648 as of September 30, 2018 and $0, less accumulated depreciation of $0 as of December 31, 2017, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

The Company spent $10,893 in purchases and leased $77,864 of equipment during the nine months ended September 30, 2018 and $22,904 in purchases of equipment during the nine months ended September 30, 2017. Depreciation expense was $9,851 and $21,600 for the three and nine months ended September 30, 2018; and $1,718 and $2,979 for the three and nine months ended September 30, 2017.

NOTE 4 — INTANGIBLE ASSETS

For the nine months ended September 30, 2018 and 2017, the Company invested in software development costs in the amounts of $308,933 and $234,841 respectively.

Patents, technology and other intangibles with contractual terms are generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Software development costs are amortized over their estimated useful life of three years.

Prior to any impairment adjustment, intangible assets consisted of the following:

	September 30, 2018	December 31, 2017
Patents	$3,697,709	$3,697,709
Capitalized software development	1,314,302	1,005,369
Accumulated amortization	(2,911,253)	(2,538,615)
Intangible assets, net	$2,100,758	$2,164,463

Amortization expense for patents totaled $93,657 and $274,341 for the three and nine months ended September 30, 2018, respectively; and $93,648 and $278,878 for the three and nine months ended September 30, 2017, respectively. Amortization expense for software development totaled $25,653 and $98,297 for the three and nine months ended September 30, 2018, respectively; and $48,295 and $155,213 for the three and nine months ended September 30, 2017, respectively.

Total amortization expense totaled $372,638 and $434,091 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 5 — DEFERRED COSTS

Effective January 1, 2018, the Company capitalizes initial and renewal sales commission payments in the period a customer contract is obtained and payment is received; and is amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, which we have deemed to be the contract term.

Such commissions are amortized over the greater of contract term or technological obsolescence period when the underlying contracted products are technology-based, such as for the SaaS-based platforms, or the expected customer relationship period when the underlying contracted products are not technology-based, such as for patient experience survey products.

During the nine months ended September 30, 2018, the Company deferred an aggregate $201,142 commissions paid and reclassified from equity $80,153 previously paid and expensed commissions. Amortization of deferred costs for the three and nine months ended September 30, 2018 was $34,214 and $59,705, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

NOTE 6 — CAPITAL LEASES

	September 30, 2018	December 31, 2017
Capital equipment lease dated April 5, 2018	$13,921	$-
Capital equipment lease dated May 8, 2018	15,965	-
Capital equipment lease dated June 27, 2018	23,697	-
Capital equipment lease dated September 18, 2018	16,686	-
Total capital leases payable	70,269	-
Less current portion	(24,773)	-
Long term portion	$45,496	$-

During the nine months ended September 30, 2018, the Company entered into four capital leases for computer equipment for a three year term.  The Company recognized these arrangements as a capital leases based on the determination the leases exceeded 75% of the economic life of the underlying assets.  The Company initially recorded the equipment and the capitalized lease liability at the estimated present value of the minimum lease payments of $77,864.

The leases include base monthly payments in aggregate of $2,360, due on the contract monthly anniversary of each calendar month.  At the expiration of the lease, the Company is required to return all leased equipment to the lessor with right of repurchase at fair value. The Company has made payments in the amount of $7,595 during the nine months ended September 30, 2018.

The Company determined that the capital leases exceeded 75% of the estimated economic life of the equipment and therefore classified as a capitalized leases. The effective interest rate of the capitalized lease is estimated at 6.00% based on the Company estimated incremental borrowing rate.

The following summarizes the assets under capital leases:

	September 30, 2018	December 31, 2017
Classes of property
Computer equipment	77,864	-
Less: accumulated depreciation	(8,648)	-
	$69,216	$-

The following summarizes total future minimum lease payments at September 30, 2018:

Period ending December 31,
Three months ended December 31, 2018	$5,240
2019	28,316
2020	28,316
2021	13,641
Total minimum lease payments	75,513
Amount representing interest	5,244
Present value of minimum lease payments	70,269
Current portion of capital lease obligations	24,773
Capital lease obligation, less current portion	$45,496

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

NOTE 7 — CONVERTIBLE NOTES PAYABLE

In connection with the October 9, 2015 Note and Warrant Purchase Agreement, in September 2018, the Company issued convertible promissory notes in aggregate principal amount of $100,000 (the “Notes”) and warrants (the “Warrants”) to purchase 40,000 shares of common stock of the Company. $50,000 of the principal was in connection with an entity that a member of the Company’s board of directors is deemed a beneficial owner (see Note 8). Subject to the agreement, any investor in the October 9, 2015 Purchase Agreement within the three-year period immediately following the initial closing date, may purchase an additional note in the principal amount equal to 50% of the principal amount of the initial note purchased by such investor at previous closings and an additional warrant equal to the principal amount of such additional note divided by the exercise price of the additional warrant.

The Notes bore interest at 10% and matured on the earlier of October 9, 2018 or after the occurrence of an event of default (as defined in the Note). In the event of any conversion, all interest was converted into equity and shall not be payable in cash.

Under the terms of the October 9, 2015 Note and Warrant Purchase Agreement, if the Company sells equity securities in a single transaction or series of related transactions for cash of at least $1,000,000 (excluding the conversion of the Notes and excluding the shares of common stock to be issued upon exercise of the warrants) on or before the maturity date, all of the unpaid principal on the Note plus accrued interest shall be automatically converted at the closing of the equity financing into a number of shares of the same class or series of equity securities as are issued and sold by the Company in such equity financing (or a class or series of equity securities identical in all respects to and ranking pari passu with the class or series of equity securities issued and sold in such equity financing) as is determined by dividing (i) the principal and accrued and unpaid interest amount of the Notes by (ii) 60% of the price per share at which such equity securities are issued and sold in such equity financing.

On October 2, 2018, the Company’s board of directors approved to convert the debt, upon maturity, at $3.75 per share, which is 60% of the price per share at which equity was sold in August 2018 and will be treated as debt extinguishment at conversion.

The Warrants are exercisable at $2.50 per share and expire 5 years following the date of issuance. The Warrants are subject to anti-dilution protection, subject to certain customary exceptions. Effective January 1, 2018, the Company adopted ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480)-see Note 1).

In accordance with Accounting Standards Codification subtopic 470-20, the Company estimated relative fair value of the issued warrants, determined to be $77,978 and recognized a debt discount of $100,000 as a credit to additional paid in capital. The Company amortized $32,430 of the debt discount to current period operations as interest expense for the three and nine months ended September 30, 2018.

NOTE 8 — RELATED PARTY TRANSACTIONS

Dr. Carr Bettis, Executive Chairman and Chairman of Board of Directors

As of September 30, 2018 and December 31, 2017, the Company owed Dr. Bettis $5,992 in accrued salary. In addition, AudioEye sub-leases office space in Scottsdale, Arizona for certain Company employees, including Todd Bankofier, CEO, from Verus Analytics, Inc, a company in which Dr. Bettis has a controlling interest. As the Company has taken on more employees and space, the sub-lease amount increased from $500 per month to $3,502 per month in 2017 totaling $11,320 and $32,333 for the three and nine months ended September 30, 2018; and $3,252 and $8,004 for the three and nine months ended September 30, 2017, respectively. The amount of $0 was due as of September 30, 2018 and December 31, 2017. At September 30, 2018 and December 31, 2017, an estimated $8,475 and $14,000 was due and accrued to Dr. Bettis for unreimbursed travel related expenses, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

Sean Bradley, President, Chief Technology Officer, and Secretary

As of September 30, 2018 and December 31, 2017, the Company owed Sean Bradley $0 and $3,543 in accrued salary, respectively.

Issuance of convertible notes payable

On September 26, 2018, the Company issued a convertible note payable to an entity that Alexandre Zyngier, a member of the Company’s board of directors is deemed a beneficial owner (Note 7).

NOTE 9 — STOCKHOLDERS’ EQUITY

On August 1, 2018, the Company amended its Articles of Incorporation to implement a reverse stock split in the ratio of 1 share for every 25 shares of common stock and to reduce the number of authorized common stock from 250,000,000 to 50,000,000. No fractional shares were issued from such aggregation of common stock, upon the reverse split; any fractional share was rounded up and converted to the nearest whole share of common stock. As a result, 186,994,384 shares of the Company’s common stock were exchanged for 7,479,775 shares of the Company's common stock resulting in the transfer of $1,795 from common stock to additional paid in capital. These amendments were approved and filed of record by the Delaware Secretary of State on August 1, 2018 and effective on August 1, 2018.  FINRA declared the Company’s 1-for-25 reverse stock split market effective as of August 8, 2018. These financial statements have been retroactively restated to reflect the reverse stock split.

Preferred stock

As of September 30, 2018 and December 31, 2017, the Company had 105,000 and 110,000 shares of Series A Convertible Preferred Stock, respectively, issued at $10 per share, paying a 5% cumulative annual dividend and convertible for common stock at a price of $4.385 per share, as adjusted for the Company’s reverse stock split. For the nine months ended September 30, 2018, preferred shareholders earned, but were not paid $40,507 in annual dividends, or equivalent to 9,238 common shares based on a conversion price of $4.385 per share. As of September 30, 2018 and December 31, 2017, cumulative and unpaid dividends were $179,507 and $146,918, or equivalent to 40,937 and 33,505 common shares based on a conversion price of $4.385 per share, respectively.

Common stock

As of September 30, 2018 and December 31, 2017 on a post-split basis, the Company had 7,488,281 and 6,467,066 shares of common stock issued and outstanding, respectively.

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

In August 2018, the Company issued 1,000,000 shares of its common stock in exchange for net cash, after expenses, of $5,609,215.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

Options

As of September 30, 2018 and December 31, 2017, the Company had outstanding options to purchase 1,025,247 and 1,003,836 shares of common stock, respectively.

					Intrinsic
			Wtd Avg.		Value
	Number of	Wtd Avg.	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2017	1,003,836	$4.69	2.64	891,087	$1,356,188
Granted	73,440	6.32	5.00		-
Exercised	(8,667)	3.88
Forfeited/Expired	(43,362)	9.69
Outstanding at September 30, 2018	1,025,247	$4.60	2.35	933,304	$5,257,173

On March 9, 2018, the Company granted an aggregate of 60,390 options to employees as compensation for services rendered. The options are exercisable at $6.45 per share for five years with (i) 37,890 options vesting 50% over the first year on the first day of each month beginning January 1, 2018 through December 1, 2018, 25% vesting over the year on the first day of each month from January 1, 2019 through December 1, 2019 and 25% vesting over the year on the first day of each month beginning January 1, 2020 through December 1, 2020; (ii) 12,500 options vesting 50% on January 1, 2018, 50% vesting over the year on each month beginning on January 1, 2019 for 24 months; and (iii) 10,000 options fully vesting on January 1, 2018. The exercise price was determined using the 10-day average closing price beginning with the closing price on January 9, 2018. The value on the grant date of the options was $298,914.

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

Option grants during the nine months ended September 30, 2018 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.50 to 3.50 years, expected volatility of 160.87% to 163.85%, risk free interest rate of 2.45% to 2.65%, and expected dividend yield of 0%.

For the three and nine months ended September 30, 2018 and 2017, total stock compensation expense related to the options totaled $60,020 and $283,218 and $78,746 and $503,779, respectively.

The outstanding unamortized stock compensation expense related to options was $170,192 (which will be recognized through December 2020) as of September 30, 2018.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

Warrants

Below is a table summarizing the Company’s outstanding warrants as of September 30, 2018 and December 31, 2017:

				Intrinsic
			Wtd Avg.	Value
	Number of	Wtd Avg.	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2017	1,919,906	$4.98	2.61	$1,656,083
Granted	253,244	$5.66
Exercised	(127,525)	$6.25
Forfeited/Expired	(164,584)	7.13
Outstanding at September 30, 2018	1,881,041	$4.66	2.23	$9,391,094

On April 17, 2018, the Company granted 127,525 warrants for services rendered. The warrants are exercisable at $6.25 per share through May 16, 2018. The fair value of the warrants of $109,207 was charged to current operations.

On August 23, 2018, the Company granted 85,719 warrants in connection with the 2017 sale of the Company’s common stock. The warrants are exercisable at $6.25 through September 29, 2022.

In September 2018, the Company issued 40,000 warrants in connection with the issuance of convertible notes payable. The warrants are exercisable at $2.50 through five years from the date of issuance. The aggregate fair value of the warrants (up to the net note proceeds) was charged as a debt discount against the convertible notes.

Warrants issued during the nine months ended September 30, 2018 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 0.08 to 5.0 years, expected volatility of 159.81% to 162.35%, risk free interest rate of 1.68% to 2.96%, and expected dividend yield of 0%.

For the three and nine months ended September 30, 2018 and 2017, the Company has incurred warrant-based expense of $0 and $110,600 and $12,762 and $71,545, respectively. There was no outstanding unamortized stock compensation expense related to warrants as of September 30, 2018.

Restricted stock units (“RSU”)

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2018:

Restricted stock units issued as of January 1, 2018	156,340
Granted	38,334
Total Restricted stock units issued at September 30, 2018	194,674
Vested at September 30, 2018	156,408
Unvested restricted stock units as of September 30, 2018	38,266

On March 27, 2018, the Company granted 38,334 RSUs, on a post-split basis, for services provided. 20,000 of such RSUs began vesting May 1, 2018, and will vest each calendar month at a rate of 1,667 RSUs per month, whereby the RSUs would vest provided that services are not terminated by the Company or the grantee. 18,333 RSU’s vested immediately. The settlement date for such RSUs is (i) April 1, 2025 or (ii) the date on which the Company undergoes a change of control during the seven-year term of the award. As of September 30,2018, no RSUs have been settled. The fair value of the RSU’s at grant date was $247,250.

For the three and nine months ended September 30, 2018 and 2017, the Company has incurred RSU-based expense of $32,398 and $336,625 and $213,281 and $315,364, respectively. The outstanding unamortized stock compensation expense related to RSUs was $63,803 (which will be recognized through April 2019) as of September 30, 2018.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

On May 16, 2016, a shareholder derivative complaint entitled LiPoChing, Derivatively and on Behalf of AudioEye, Inc., v. Bradley, et al., was filed in the United States District Court for the District of Arizona. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The complaint asserted causes of action including breach of fiduciary duty and others, arising from the Company’s restatement of its financial results for the first three quarters of 2014. The complaint sought, among other relief, compensatory damages, restitution and attorneys’ fees. In October 2016, the Company and Named Defendants filed a motion to dismiss. In response, the Plaintiff voluntarily dismissed the complaint without prejudice. Plaintiff’s counsel subsequently submitted a demand to the Company’s Board of Directors, to investigate the circumstances surrounding restatement of its financial results for the first three quarters of 2014. On June 22, 2018, the matter was resolved to the parties’ satisfaction. The resolution of the matter did not have a material adverse effect on our financial position or results of operations.

On July 26, 2016, a shareholder derivative complaint entitled Denese M. Hebert, derivatively on Behalf of Nominal Defendant AudioEye, Inc., v. Bradley, et al., was filed in the State of Arizona Superior Court for Pima County. The complaint generally asserted causes of action related to the Company’s restatement of its financial statements for the first three fiscal quarters of 2014. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The defendants filed a motion to dismiss, which the Court granted on May 8, 2017, while also denying Plaintiff’s request for leave to amend the complaint. As in the above matter, after this matter was dismissed Plaintiff’s counsel subsequently submitted a demand to the Company’s Board of Directors, to investigate the circumstances surrounding restatement of its financial results for the first three quarters of 2014. On June 22, 2018, the matter was resolved to the parties’ satisfaction. The resolution of the matter did not have a material adverse effect on our financial position or results of operations.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

NOTE 11 — SUBSEQUENT EVENTS

Convertible promissory notes:

In connection with the October 9, 2015 Note and Warrant Purchase Agreement, in October 2018, the Company issued convertible promissory notes in aggregate principal amount of $124,975 (the “Notes”) and warrants (the “Warrants”) to purchase 49,990 shares of common stock of the Company. Subject to the agreement, any investor in the October 9, 2015 Purchase Agreement within the three-year period immediately following the initial closing date, may purchase an additional note in the principal amount equal to 50% of the principal amount of the initial note purchased by such investor at previous closings and an additional warrant equal to the principal amount of such additional note divided by the exercise price of the additional warrant.

The Note bears interest at 10% and matures the earlier of October 9, 2018 or after the occurrence of an event of default (as defined in the Note). In the event of any conversion, all interest shall be also converted into equity and shall not be payable in cash. All notes and accumulated interest have been converted by the maturity date.

Under the terms of the 2015 Note and Warrant Purchase Agreement, if the Company sells equity securities in a single transaction or series of related transactions for cash of at least $1,000,000 (excluding the conversion of the Notes and excluding the shares of common stock to be issued upon exercise of the warrants) on or before the maturity date, all of the unpaid principal on the Note plus accrued interest shall be automatically converted at the closing of the equity financing into a number of shares of the same class or series of equity securities as are issued and sold by the Company in such equity financing (or a class or series of equity securities identical in all respects to and ranking pari passu with the class or series of equity securities issued and sold in such equity financing) as is determined by dividing (i) the principal and accrued and unpaid interest amount of the Notes by (ii) 60% of the price per share at which such equity securities are issued and sold in such equity financing.

On October 2, 2018, the Company’s board of directors approved to convert the debt, upon maturity, at $3.75 per share, which is 60% of the price per share at which equity was sold in August 2018.

On October 29, 2018, the Company issued an aggregate of 60,183 shares of its common stock in settlement of notes payable and accrued interest of $224,975 and $712, respectively. In connection with the conversion, the Company incurred a $267,812 loss on settlement of debt.

The Warrants are exercisable at $2.50 per share and expire 5 years following the date of issuance. The Warrants are subject to anti-dilution protection, subject to certain customary exceptions.

Capital lease:

In October 2018, the Company entered into a capital lease for computer equipment for a three year term with payments of $503 per month.

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

Overview

AudioEye is a marketplace leader providing digital accessibility solutions for our clients’ customers through our Ally Platform Products. Our technology advances accessibility with patented technology solutions that reduce access barriers, expand access for individuals with disabilities, and enhance the user experience for a broader audience of users. When implemented, we believe that our solutions offer businesses the opportunity to reach more customers, improve brand image, and build additional brand loyalty. In addition, our solutions help organizations comply with internationally accepted Web Content Accessibility Guidelines (WCAG) as well as US, Canadian, Australian, and United Kingdom accessibility laws.

We generate revenues through the sale of subscriptions of our software as a service (SaaS) technology platform, called the AudioEye Ally Platform, to website owners, publishers, developers, and operators and through the delivery of managed services combined with the implementation of the AudioEye solution. Our solutions have been adopted by some of the largest and most influential companies in the world. Our customers span disparate industries and target market verticals, which encompass (but are not limited to) the following categories: human resources, finance, transportation, media, and education. Government agencies have also integrated our software in their digital platforms. Today, AudioEye technology has been deployed across thousands of customer web domains and, on a daily basis, removes billions of access barriers for our clients’ customers.

The AudioEye Solution

AudioEye uses proprietary technology and mature processes to provide digital accessibility solutions that offer significant savings in time and money relative to traditional solutions. Our compliance solutions focus on rapid remediation of the most important accessibility issues, followed by in-depth analysis identifying and addressing a more comprehensive compliance program. Our technology was built to not only provide users with a cloud-based assistive toolset that gets embedded and made freely available to users within our client websites, but to also improve the code in a way that optimizes the user experience for users of existing third-party assistive technologies, such as screen readers.

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

Our intellectual property is primarily comprised of trade secrets, trademarks, issued, published and pending patent applications, copyrights and technological innovation. We have a patent portfolio comprised of six issued patents in the United States; we have six published/pending patent applications (5 USPTO, 1 PCT – International).

We have a trademark portfolio comprised of one allowed trademark application, two published trademark applications, and six trademark registrations.

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

Our current portfolio has established a foundation for building unique technology solutions that contribute to the way in which we differentiate ourselves from other competitors in the B2B Web Accessibility marketplace. We plan to continue to invest in research and development, and demonstrate expansion in the portfolio of proprietary intellectual property.

Our Annual Report filed on Form 10-K for the year ended December 31, 2017 provides additional information about our business and operations.

Results of Operations

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The discussion of the results of our operations compares the three and nine months ended September 30, 2018 with the three and nine months ended September 30, 2017 and are not necessarily indicative of the results which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions.  We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended September 30, 2018 and September 30, 2017

Results of Operations

	Three Months Ended September 30,
	2018	2017
Revenue	$1,494,313	$744,380

Cost of sales	672,589	262,738
Gross profit	821,724	481,642
Operating expenses:
Selling & marketing	625,789	363,951
Research & development	48,860	44,704
General and administrative expenses	1,316,378	822,310
Amortization & depreciation	129,161	143,661
Total operating expenses	2,120,188	1,374,626
Operating loss	(1,298,464)	(892,984)

Unrealized gain on derivative liabilities	-	1,086,044
Unrealized loss on marketable securities	(1,680)	-
Interest expense	(32,892)	(9,639)

Net (loss) income	(1,333,036)	183,421
Deemed dividend on Series A Convertible preferred stock	(13,233)	(20,000)
Net (loss) income attributable to common stockholders	$(1,346,269)	$163,421
Net (loss) income per common share – basic	(0.19)	0.04
Net (loss) income per common share – diluted	(0.19)	0.03
Weighted average common shares outstanding – basic	7,084,716	4,502,565
Weighted average common shares outstanding – diluted	7,084,716	5,027,691

Revenue

For the three months ended September 30, 2018 and 2017, revenue was $1,494,313 and $744,380, respectively, consisting primarily of revenues from various levels of subscriptions and technology development. Revenues increased due to the execution of the Company’s business plan which includes the hiring of additional sales team members, securing new negotiated channel partnerships thus increasing the volume of reselling of the AudioEye service, and a continued marketing focus on highly transactional industry verticals.

Cost of Sales

For the three months ended September 30, 2018 and 2017, cost of sales was $672,589 and $262,738, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit

An increase in our revenues resulted in a gross profit of $821,724 for the current period, as compared to a gross profit of $481,642 during the three months ended September 30, 2017. Gross profit increased as a result of increased revenues in 2018 as compared to the same period in 2017.

Selling and Marketing Expenses

Selling and marketing expenses were $625,789 and $363,951 for the three months ended September 30, 2018 and 2017, respectively.  The increase is attributed to increased sales personnel and new strategic marketing directives driving higher sales activity in 2018 as compared to 2017.

Research and Development Expenses

Research and development expenses were $48,860 and $44,704 for three months ended September 30, 2018 and 2017, respectively. Research and development expenses increased from period to period and reflect the continued importance of the development of our product.

General and Administrative Expenses

General and administrative expenses were $1,316,378 and $822,310 for the three months ended September 30, 2018 and 2017, respectively. General and administrative expenses increased $494,068 due primarily to higher service provider costs as compared to 2017. Stock based compensation for the three months ended September 30, 2018 was $92,418 as compared to $304,789 for the same period last year.

Amortization and Depreciation

Amortization and depreciation expenses were $129,161 and $143,661 for the three months ended September 30, 2018 and 2017, respectively. The decrease in expense was primarily related to expiring software development costs in 2017.

Gain on change in Fair Value of Derivative Liabilities

In October 2015, 2016 and 2017, we issued warrants with an embedded reset provision requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $1,086,044 on change in fair value of derivative liabilities for the three months ended September 30, 2017. The primary driver of the change in our derivative liability is our stock price. Generally, as our stock price decreases, the liability decreases resulting in a larger non-cash loss for the period to period change.

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

Interest Expense, net

Interest expense, net during the three months ended September 30, 2018 was $32,892 compared to $9,639 for the three months ended September 30, 2017. In 2018, we incurred interest expenses relating to our capital leases for equipment and non-cash interest relating debt discounts in connection with our issued convertible notes as compared to non-cash interest expense and debt discounts relating to our convertible note payable of $8,425in 2017

Comparative for the Nine Months ended September 30, 2018 and September 30, 2017

Results of Operations

	Nine Months Ended September 30,
	2018	2017
Revenue	$3,878,552	$1,863,111

Cost of sales	1,882,698	1,043,813
Gross profit	1,995,854	819,298
Operating expenses:
Selling & marketing	1,813,345	980,834
Research & development	147,889	138,673
General and administrative expenses	3,197,766	2,175,519
Amortization & depreciation	394,238	437,070
Total operating expenses	5,553,238	3,732,096
Operating loss	(3,557,384)	(2,912,798)

Unrealized gain on derivative liabilities	-	131,855
Unrealized loss on marketable securities	(30)	-
Interest income (expense), net	(32,760)	(57,759)

Net loss	(3,590,174)	(2,838,702)
Deemed dividend on Series A Convertible preferred stock	(40,507)	(60,000)
Net loss attributable to common stockholders	$(3,630,681)	$(2,898,702)
Net loss per common share – basic and diluted	(0.54)	(0.65)
Weighted average common shares outstanding – basic and diluted	6,676,968	4,491,028

Revenue

For the nine months ended September 30, 2018 and 2017, revenue was $3,878,552 and $1,863,111, respectively, consisting primarily of revenues from various levels of subscriptions and technology development.

Revenues increased due to the execution of the Company’s business plan which includes the hiring of additional sales team members, securing new negotiated channel partnerships thus increasing the volume of reselling of the AudioEye service, and a continued marketing focus on highly transactional industry verticals.

Cost of Sales

For the nine months ended September 30, 2018 and 2017, cost of sales was $1,882,698 and $1,043,813, respectively, consisting primarily of sub-contracting to outside sources, direct labor and direct technology costs.

Gross Profit

An increase in our revenues resulted in a gross profit of $1,995,854 for the current period, as compared to a gross profit of $980,834 during the nine months ended September 30, 2017. Gross profit increased as a result of lower implementation costs as compared to the same period in 2017.

Selling and Marketing Expenses

Selling and marketing expenses were $1,813,345 and $980,834 for the nine months ended September 30, 2018 and 2017, respectively.  The increase is attributed to increased sales personnel and new strategic marketing directives driving higher sales activity in 2018 as compared to 2017.

Research and Development Expenses

Research and development expenses were $147,889 and $138,673 for nine months ended September 30, 2018 and 2017, respectively. Research and development expenses increased from period to period and reflect the importance of the continued developments of our product.

General and Administrative Expenses

General and administrative expenses were $3,197,766 and $2,175,519 for the nine months ended September 30, 2018 and 2017, respectively. General and administrative expenses increased $1,022,247 due primarily to higher service provider costs as compared to 2017. Stock based compensation for the nine months ended September 30, 2018 was $730,443 as compared to $901,106 for the same period last year.

Amortization and Depreciation

Amortization and depreciation expenses were $394,238 and $437,070 for the nine months ended September 30, 2018 and 2017, respectively. The decrease in expense was primarily related to expiring software development costs in 2017.

Gain on change in Fair Value of Derivative Liabilities

In October 2015, 2016 and 2017, we issued warrants with an embedded reset provision requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $131,855 on change in fair value of derivative liabilities for the nine months ended September 30, 2017. The primary driver of the change in our derivative liability is our stock price. Generally, as our stock price increases, the liability increases resulting in a larger non-cash loss for the period to period change.

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

Interest Expense, net

Interest expense, net during the nine months ended September 30, 2018 was $32,760 compared to $57,759 interest expense for the nine months ended September 30, 2017. In 2018, interest expense primarily was due incurred non-cash interest expense related to our convertible notes payable as compared to non-cash interest expense and debt discount amortization related to our convertible note payable of $55,695 in 2017.

Contracts in Process/Revenue Recognition

Under current accounting procedures, the Company only recognizes revenue on new contracts for the actual services delivered in the period under the following criteria: (i) the contract has been signed and delivered to the Company; (ii) the services have been performed or delivered; and (iii) the client has been billed for the services delivered. The Company does not record deferred revenues for new contracts until the first payment for services has been received. The Company only records accounts receivable for the amount of revenue recognized as service is rendered, even if the client has been billed for the entire contract value. The table below summarizes the amount of contract value in excess of the revenue recognized of $6,448,925, our deferred revenue of $2,498,673 and amount recognized in the amount of $3,878,552 in 2018. Contract and deferred revenues are expected to be recognized in future periods. The Company also receives contracts for service hours but whose total contract value is uncertain. These “fee for service contracts” are recorded in the table below only if the services have been delivered and the associated revenue has been recognized.

A summary of our contracts in process is as follows:

Contracts in Process
September 30, 2018
		Revenue	Revenue Recognized	Deferred	Contract Amount in Excess of Deferred
	Contract	Recognized	9 Months Ended	Revenue	Revenue and
	Amount	prior to 2018	September 30, 2018	September 30, 2018	Recognized Revenue
Fixed Contracts	$15,017,986	$2,191,836	$3,878,552	$2,498,673	$6,448,925

Liquidity and Capital Resources

Working Capital

	At September 30,	At December 31,
	2018	2017
Current Assets	$6,483,053	$2,134,403
Current Liabilities	2,813,304	4,333,329
Working Capital (Deficit)	$3,669,749	$(2,198,926)

The working capital (deficit - current liabilities in excess of current assets) for the periods ended September30, 2018 and December 31, 2017 was $3,669,749 and $(2,198,926) respectively. The increase in working capital was primarily due to increase in our cash of $4,130,235, accounts receivable of $125,980, in our deferred costs of $132,884, elimination of liability treatment of our previously issued anti-dilutive warrants of $2,984,010, net, with an increase in accounts payable and accrued expenses of $155,128, increases in our deferred revenue of $1,264,919 and short term portion of our capital leases and convertible debt of $57,203. In addition, the Company used actual net cash in operations of $1,251,559 during the nine months ended September 30, 2018.

In August 2018, the Company sold 1,000,000 shares of its common stock at $6.25 per share for net proceeds of $5,609,215, after costs and expenses of $640,785. In addition, the Company received proceeds from convertible notes of $100,000 in September 2018 and an additional $124,975 in the subsequent month of October. It is anticipated that the Company has cash sufficient to fund operations for the next twelve months.

Cash Flows

	For the Nine months ended
	September 30,
	2018	2017

Net Cash (Used in) Operating Activities	$(1,251,559)	$(1,121,558)
Net Cash (Used in) Investing Activities	(319,826)	(257,745)
Net Cash Provided by Financing Activities	5,701,620	1,532,000
Increase in Cash	$4,130,235	$152,697

We had cash in the amount of $6,090,665 and $1,960,430 as of September 30, 2018 and December 31, 2017, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2018 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

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

On May 16, 2016, a shareholder derivative complaint entitled LiPoChing, Derivatively and on Behalf of AudioEye, Inc., v. Bradley, et al., was filed in the United States District Court for the District of Arizona. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The complaint asserted causes of action including breach of fiduciary duty and others, arising from the Company’s restatement of its financial results for the first three quarters of 2014. The complaint sought, among other relief, compensatory damages, restitution and attorneys’ fees. In October 2016, the Company and Named Defendants filed a motion to dismiss. In response, the Plaintiff voluntarily dismissed the complaint without prejudice. Plaintiff’s counsel subsequently submitted a demand to the Company’s Board of Directors, to investigate the circumstances surrounding restatement of its financial results for the first three quarters of 2014. On June 22, 2018, the matter was resolved to the parties’ satisfaction. The resolution of the matter did not have a material adverse effect on our financial position or results of operations.

On July 26, 2016, a shareholder derivative complaint entitled Denese M. Hebert, derivatively on Behalf of Nominal Defendant AudioEye, Inc., v. Bradley, et al., was filed in the State of Arizona Superior Court for Pima County. The complaint generally asserted causes of action related to the Company’s restatement of its financial statements for the first three fiscal quarters of 2014. As a derivative complaint, the plaintiff-shareholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The defendants filed a motion to dismiss, which the Court granted on May 8, 2017, while also denying Plaintiff’s request for leave to amend the complaint. As in the above matter, after this matter was dismissed Plaintiff’s counsel subsequently submitted a demand to the Company’s Board of Directors, to investigate the circumstances surrounding restatement of its financial results for the first three quarters of 2014. On June 22, 2018, the matter was resolved to the parties’ satisfaction. The resolution of the matter did not have a material adverse effect on our financial position or results of operations.

We may become involved in various other routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, our management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1.A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 6, 2018, the “Company closed on the sale of a total of 1,000,000 shares of the Company’s common stock (the “Shares”) in a private placement to certain eligible investors for an aggregate purchase price of approximately $6,250,000, or $6.25 per Share, with the first tranche of 992,000 shares being issued on the date thereof for an aggregate purchase price of $6,200,000 funded immediately and the second tranche of 8,000 shares being issued on or about August 20, 2018 for an aggregate purchase price of $50,000 (the “Private Placement”).

At the closing of the Private Placement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors pursuant to which the Company agreed to register the Shares for resale. Under the terms of the Registration Rights Agreement, the Company was obligated to file a registration statement covering the resale or other disposition of the Registrable Securities by the Investors no later than 30 days after the initial closing and to use its reasonable best efforts to cause the registration statement to become effective no later than 90 days after the initial closing. On September 4, 2018, the Company filed a registration statement on Form S-1 (333-227183) thereby registering the shares issued in the Private Placement and satisfying the Company’s filing obligation pursuant to the Registration Rights Agreement, and the Registration Statement was deemed effective on September 14, 2018. In the event that the Company fails to maintain effectiveness of the registration statement, the Company is subject to certain penalties, including making certain maintenance payments to the investors. A copy of the form of Registration Rights Agreement is filed herewith as Exhibit 4.1 and is incorporated herein by reference.

The Shares were offered and sold in the Private Placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Shares have not been registered under the Securities Act, or the securities laws of any other jurisdiction, and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. This Current Report on Form 8-K does not constitute an offer to sell, or a solicitation of an offer to purchase, the Shares in any jurisdiction in which such offer or solicitation would be unlawful.

In September 2018, the Company issued three convertible promissory notes in the aggregate principal amount of $100,000 (the “Notes”) and warrant (the “Warrants”) to purchase 40,000 shares of common stock of the Company. The Notes and Warrants were issued in connection with an election granted under our October 9, 2015 Note and Warrant Purchase Agreement (the “October 9, 2015 Purchase Agreement”) whereby any investor in the October 9, 2015 Purchase Agreement within the three-year period immediately following the initial closing date may purchase an additional note in the principal amount equal to 50% of the principal amount of the initial note purchased by such investor at previous closings and an additional warrant equal to the principal amount of such additional note divided by the exercise price of the additional warrant.

The Notes bore interest at 10% and matured on the earlier of October 9, 2018 or after the occurrence of an event of default (as defined in the Note). In the event of any conversion, all interest was converted into equity and shall not be payable in cash. All notes and accumulated interest have been converted by the maturity date.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2018.

AUDIOEYE, INC.

By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

By:	/s/ Todd Bankofier
Todd Bankofier
Chief Executive Officer

