Form 10-K
period 2018-12-31
AUDIOEYE INC
filed 2019-03-27
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 333-177463

AudioEye, Inc.

(Exact name of registrant as specified in its charter)

Delaware		20-2939845
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5210 E. Williams Circle, Suite 750, Tucson, Arizona	85711	(866) 331-5324
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.00001 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was $19,966,655.

As of March 20, 2019, 7,623,227 shares of the registrant’s common stock were issued and outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2019 Annual Meeting of Stockholders scheduled to be held on May 10, 2019 are incorporated by reference into Part III of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to either future events or our future financial performance. In some cases, you may be able to identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms or other synonymous terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I—Item 1A. Risk Factors” contained in this Annual Report. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to:

•	the uncertain market acceptance of our existing and future products;

•	our need for, and the availability of, additional capital in the future to fund our operations and the development of new products;

•	the success, timing and financial consequences of new strategic relationships or licensing agreements we may enter into;

•	rapid changes in Internet-based applications that may affect the utility and commercial viability of our products;

•	the timing and magnitude of expenditures we may incur in connection with our ongoing product development activities;

•	the level of competition from our existing competitors and from new competitors in our marketplace; and

•	the regulatory environment for our products and services.

All forward-looking statements are made only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we do not intend, and we do undertake any obligation, to revise or update any of the forward-looking statements to match actual results. Readers are urged to carefully review and consider the various disclosures made in this report, which aim to inform interested parties of the risks factors that may affect our business, financial condition, results of operations and prospects.

As used in this annual report, the terms “we,” “us,” “our,” “AudioEye,” the “Company” and similar references refer to AudioEye, Inc.

PART I

Item 1. Business

Overview

AudioEye is a marketplace leader providing digital accessibility technology solutions for our clients’ customers through our Ally Platform products. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience of users. We believe that, when implemented our solutions offer businesses the opportunity to reach more customers, improve brand image, build additional brand loyalty, and, most importantly, provide an accessible and usable web experience to the expansive and ever-growing population of individuals with disabilities throughout the world. In addition, our solutions help organizations comply with internationally accepted Web Content Accessibility Guidelines (“WCAG”) as well as U.S., Canadian, Australian, and United Kingdom accessibility laws.

We generate revenues through the sale of subscriptions of our software-as-a-service (“SaaS”) technology platform, called the AudioEye Ally Platform, to website owners, publishers, developers, Content Management System (“CMS”) platform providers and operators through the delivery of managed services combined with the implementation of our solutions. Our solutions have been adopted by some of the largest and most influential companies in the world. Our customers span disparate industries and target market verticals, which encompass (but are not limited to) the following categories: human resources, finance, retail/ecommerce, food services, automotive, transportation, hospitality, media, and education. Government agencies, both at the federal level and state and local levels have also integrated our software in their digital platforms.

AudioEye customers fall into one of two distinct sales channels: direct and indirect. In the direct channel, AudioEye sales personnel engage directly with the customer. In the indirect channel, AudioEye engages with customers, who are referred to as Indirect Channel Partners, who provide a website hosting platform for their end-user customers, and who serve as an authorized reseller of the AudioEye solution to their customers. Indirect channel sales have been a key factor in the acceleration of the AudioEye sales and marketing strategy. By working with strategically identified resellers, these partners provide a unique opportunity allowing AudioEye to onboard more end-user customers in a shorter period of time. By working with providers of the proprietary content management systems, AudioEye leverages economies of scale to deliver the AudioEye solution in a cost-effective and highly efficient way. In middle and lower markets, this strategy has helped make accessibility accessible to industries that would otherwise neglect the important issue of digital inclusion, altogether. We believe that there is significant opportunity for us to increase revenues by delivering our solutions through this indirect channel and therefore will continue to invest capital and resources in expanding our strategic partner business.

Industry Background

Millions of Internet users are impacted by disabilities that prevent them from accessing and using digital content on an equivalent basis. If not coded properly, a website may not offer full functionality for all users, in particular for users of assistive technology (“AT”), such as a screen reader. As a result, they may exclude potential users and customers. These sites also may not comply with U.S. and foreign laws addressing equal access and digital inclusion.

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

Conventional solutions have been developed to help users access websites, but these systems often require plug-ins or software to be installed on the user’s computer. Many of these solutions are tailored to single or a limited number of use cases and do not encompass a more holistic approach for addressing a wider range of use cases. In some cases, these systems can be costly, unwieldy and inconvenient. Furthermore, the assistive software’s ability to understand, process, and interpret complex and dynamic web applications that are prevalent across the web today is dependent on the quality in which the code was designed and developed, including the level to which the website adheres to best practices and standards.

Intellectual Property

Our intellectual property is primarily comprised of trade secrets, trademarks, issued, published and pending patent applications, copyrights and technological innovation. We have a patent portfolio comprised of six issued patents in the United States and we have received notice of allowance from the U.S. Patent and Trademark Office for a seventh patent; we have four published/pending patent applications, one pending patent application and one patent application being prepared for filing with the Patent Cooperation Treaty (“PCT”) (internationally).

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

Our current portfolio has established a foundation for building unique technology solutions that contribute to the way in which we differentiate ourselves from other competitors in the B2B Web Accessibility marketplace. We plan to continue to invest in research and development and expand our portfolio of proprietary intellectual property.

Business Plan and Strategy

Leveraging our own patented Ally Platform product suite, we provide cloud-based, enterprise-grade technology solutions, as well as managed services to fully implement our solution and position our clients’ sites to more fully conform with web accessibility best practices. Our technology and professional service offerings may be purchased through a subscription service for either a one-year or multi-year term. Functionally, the business is organized into Executive, Sales, Marketing, Engineering (which includes intellectual property development), Implementation, Quality Assurance, and Customer Experience. Intellectual property development is tasked with the development of new leading-edge intellectual property.

Through the sale of managed and self-service contracts, our business model is to sell Business to Business and to secure revenue from multiple business channels, including (but not limited to): providers of CMS, corporate website owners, publishers, developers, and operators, federal, state and local governments, educational institutions, e-learning and e-commerce websites, kiosk companies, and not-for-profit organizations.

In what Forrester Research, Inc., a market research company that provides advice on existing and potential impact of technology, has called the “age of the customer”, we believe that, by adopting our solutions, our customers gain a competitive advantage by ensuring a superior digital experience for all of their customers, in particular for persons with diverse abilities. Some of the many leading advantages of our solution include:

1.	Maintaining a mission of inclusion and accessibility for the approximately 15% of the population with a disability or physical limitation who are denied full access to online digital content.

2.	Increasing the client return on investment by opening access to the spending power of the 15% of the population that is denied equal access to the internet.

3.	Maximizing conformance with WCAG 2.1 Success Criteria.

4.	Deploying a cost-effective and fully-managed solution that is scalable with rapid deployment and little to no project management.

5.	Consistently providing an enhanced customer experience for our client customers by providing access to innovative and universally designed technology solutions.

Our primary objective is to establish and maintain a long-standing relationship with our customers, as a trusted and reliable provider of web accessibility technology and services.

Product Service Offerings

AudioEye uses proprietary technology and development tools to offer advanced web accessibility fully-managed solutions that offer significant savings in time and money relative to traditional solutions. Our compliance solutions focus on rapid remediation of common accessibility issues, followed by in-depth analysis identifying and addressing a more comprehensive compliance program. Our technology was built to not only provide users with a cloud-based assistive toolset that gets embedded and made freely available to users within our client websites, but to also improve the code in a way that optimizes the user experience for users of existing third-party assistive technologies, such as screen readers.

We offer a diversified portfolio of service offerings that are broken into two broad business categories: subscription to our web accessibility technology platform and managed services.

Our web accessibility technology platform (The AudioEye Ally Platform) consists of the Digital Accessibility Platform and Ally Managed Service, which are offered as an Internet Cloud SaaS subscription service. AudioEye offers two distinct Web Accessibility solution offerings: Digital Accessibility Platform and Ally Managed Service.

The AudioEye Digital Accessibility Platform empowers web developers to improve their websites using the most current, innovative, and industry-leading tools. The Digital Accessibility Platform is primarily a self-service solution for clients who want to own the accessibility process from beginning to end and puts the power of accessibility issue tracking, auditing and remediation in the hands of developers. This improves the usability and accessibility of their web infrastructures. For organizations that are developing web accessibility, this robust site evaluation tool provides detailed information to help developers and designers fully understand the identified issues as well as the different WCAG 2.1 best practices that may be implemented in order to improve their website through changes implemented at the source. WCAG 2.1 covers a wide range of recommendations for making Web content more accessible. Following these guidelines will make content more accessible to a wider range of people with disabilities, including accommodations for blindness and low vision, deafness and hearing loss, limited movement, speech disabilities, photosensitivity, and combinations of these, and some accommodation for learning disabilities and cognitive limitations.

For organizations looking to offload the accessibility process, the Ally Managed Service allows AudioEye Accessibility Engineers and AT Usability Testers to do the vast majority of the heavy lifting in order to achieve accessibility and compliance for our clients. This unique offering leverages a balance of system and engineer generated remediation techniques to programmatically fix website problems that inhibit full access to our customers’ electronic information technologies. By providing our customers with full access to the Digital Accessibility Platform and working with them on a long-term basis to provide automated and manual testing in order to allow them to fully understand the issues of accessibility and how to develop with web accessibility in mind, AudioEye is able to reduce the burden on IT resources, leaving only limited work for finite client resources. In conjunction with the implementation of the AudioEye JavaScript, AudioEye makes available the option to publish the Ally Toolbar, which includes the Help Desk and Certification Statement. The Help Desk provides support for end-users who have issues accessing content, while the Certification Statement outlines our client’s commitment to providing an accessible and usable website experience for individuals with disabilities. As part of the Ally Managed Service, AudioEye makes available detailed reporting that provide the client with the results of web accessibility remediation efforts.

As an additional revenue source, AudioEye provides Managed Services that support the SaaS model infrastructure. When clients adopt the Digital Accessibility Platform as a self-service tool, AudioEye markets and sells managed services that include the following: Product Support, Accessibility Training from accessibility engineers and subject matter experts, Manual Assistive Technology Usability Testing, and other ad hoc services such as Video Transcription & Captioning, PDF Accessibility Solutions, Audio Description Authoring, Accessibility Help Desk, and more. These same services are also provided to customers adopting the Ally Managed Service solution and go beyond the inherent managed services that are part of the implementation of website remediation, the provision of the Ally Toolbar, and, ultimately, the certification of our clients’ websites and web applications.

Customers

Our potential customer base includes a broad range of private and public sector customers, including, in particular:

•	Corporate enterprises;

•	Educational institutions;

•	Federal, state, and local governments and agencies;

•	Not-for-profit organizations; and

•	End-user customers of the CMS website hosting providers.

If we are unable to establish, maintain or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate, and our growth may be limited. The Company had one major customer (including their affiliates) which generated approximately 11.8% of its revenue in the fiscal year ended December 31, 2018. The Company had two major customers (including their respective affiliates) which generated approximately 18.0% and 10.4%, respectively, of its revenue in the fiscal year ended December 31, 2017.

Corporate Enterprises

Our management believes that corporate enterprises and the CMS platform providers are both markets for the Company’s products and services. Management believes that the AudioEye Ally Managed Service product provides a business advantage for our clients by enabling them to better reach the large population of customers who are not able to gain equal access to our clients’ content, products, and services delivered via their websites.

Title III of the Americans with Disabilities Act was enacted to help eliminate barriers to access. Just as building owners must implement physical accommodations to remove any physical barrier to access, transportation, or communication, website owners must adhere to Web Accessibility best practices in order to ensure barrier-free access to their websites and online materials. Over time, a website owner must maintain and prove their implementation of those techniques, such as those outlined within the globally recognized WCAG.

Government and Not-for-Profit Organizations

Federal and state laws require that the information and services made available across government agency websites meet the diverse and unique needs of all site visitors. Conforming to Web Accessibility best practices and guidelines helps ensure public access to government information and improves the value of agency investment in their websites and online services.

The Rehabilitation Act of 1973 (“Rehabilitation Act”) requires that individuals with disabilities, who are members of the public seeking information or services from a federal department or agency, have access to and use of information and data that is comparable to that provided to the public without disabilities. The federal government also requires vendors selling to the government to be compliant under Section 508 of the Rehabilitation Act, unless covered by a provable exception. Canada and the European Union have similar requirements.

Seniors and print-impaired individuals need the Internet’s critical access to fundamental state, local and federal government services and information such as tax forms, social programs, emergency services and legislative representatives. In addition, the roughly 120,000 federal employees with disabilities require Internet accessibility for workplace productivity. The AudioEye Reader in the cloud provides an intuitive Internet experience across all Internet-enabled devices without imposing any additional costs on end-users. For government site administrators, our Digital Accessibility Platform is designed to be user-friendly so that sites can be made accessible and maintained as part of any web management process.

Over 100 governments have signed and ratified the UN Convention on the Rights of Persons with Disabilities. The Company’s certification seal demonstrates a website owner’s commitment to meeting internationally accepted accessibility standards (). As a result, our management believes that providing accessibility services for website owners and developers has become a significant market opportunity in view of the potential demand across millions of internet websites.

The AudioEye solution provides a unique approach to solving a pervasive issue that has inhibited government agencies from embracing efficiencies gained through adopting new cost-effective technological capabilities. More and more federal agencies are beginning to embrace cloud-based service offerings and to leverage the capabilities afforded through the adoption of third-party cloud-based service providers. Implementing the AudioEye solution allows federal, state, and local governments to provide constituents with a reliable, scalable, and fully accessible web environment. By pairing the AudioEye Solution with other disparate SaaS offerings, organizations can more readily comply with the ADA standards. Implementing AudioEye mitigates risk of non-conformance and goes beyond basic levels of compliance through the inclusion of free cloud-based assistive tools, which lives up to the spirit of ADA - a noble and necessary aspiration for all federal, state and local government agencies.

Our solutions are sold by our direct sales team and through strategic partnerships and resellers. This strategy enables us to address all the broad markets covered by our technology and allows for a depth and market penetration that we could never approach on our own.

Our management believes that the government market imposes certain barriers to entry to new potential entrants. However, our management believes that the potential for recurring revenue generation, the data value appreciation that occurs over time, and low turnover upon establishment of government business all contribute to ideal long-term conditions that make this a good market for us to conduct direct sales.

The federal government boasts nearly 2,000 top-level .gov domains and 24,000 websites of varying purpose, design, navigation, usability and accessibility. Including the 50 states and all local government websites, there are over 600,000 government websites in the United States.

Potential additional market segments of focus include, but are not limited to:

•	Finance & Banking Institutions;

•	Travel & Hospitality;

•	Public & Private Transportation Companies;

•	Retail and Ecommerce Companies;

•	Educational Institutions (K-12 and universities as a result of frequent and recent settlement agreements involving and structured by the Department of Justice);

•	Automotive;

•	Food Services; and

•	SaaS Providers.

Marketing and Sales

In addition to direct sales with industry specialization and geographical diversification, we use strategic business partnerships and development referral partners, who maintain a long-standing successful track record in securing introductions with C-level executives and key stakeholders that directly influence the buying decision of our technology and services. As a proven means of breaking down barriers to entry and shortening sales cycles, these strategic relationships contribute to the success of our sales operation. Conveying the return on investment of our technology to our prospective clients is critical as a differentiator in our space. Success in all these efforts is not only critical in order to meet our sales objectives, but also raises market awareness of the Company’s products and brand.

The Company also attends selected accessibility and industry trade conferences, maintains memberships with key, industry-specific organizations, serves as subject matter experts within well-attended panels covering industry-related topics, leverages paid search engine optimization for those looking online to learn about or purchase accessibility products or services, and a variety of other conventional marketing and social marketing techniques.

Competition

Website accessibility can be achieved in one of two ways.

The traditional approach is called a “Shift Left” strategy. On the continuum of an organization’s software development life cycle, shift left refers to integrating universal design and accessibility testing and analysis as early on in a project (the design and development process) as possible. The idea is to prohibit inaccessible content from reaching production environments. For many businesses and organizations with the right resources and afforded a healthy amount of time, this is absolutely the right thing to do. Without a doubt, websites should be designed, developed, and created with web accessibility in mind. This is why AudioEye offers the Digital Accessibility Platform and provides resources for organizations seeking to empower internal stakeholders to become the subject matter experts. This approach, however, does little to assist organizations being sued for websites that are already live and public facing. No one has ever been sued for a website that was being built. By the thousands, per year, businesses are being sued because of the sites they have, today, and not the sites they are looking to build in the future.

This is where we come in. AudioEye makes websites accessible. In fact, we are proud to be the web accessibility company that revolutionized the way businesses and organizations achieve and maintain a sustainable path to digital inclusion. Our solution identifies and remediates accessibility issues with both automated and manual testing and engineering and provides continuous monitoring to ensure sites meet or exceed legal compliance with ADA-related laws and substantially conform with the WCAG, which is the internationally recognized benchmark used to ensure the needs of individuals of disabilities are addressed when it comes to creating and publishing websites and digital content.

Other competitive solutions are insufficient when it comes to actually achieving substantial conformance with WCAG and removing access barriers that may impede or limit access for individuals with disabilities. These tools include:

•	Automated Testing Tools. These tools are insufficient and not a viable solution. There are a vast number of automated testing tools. These solutions provide businesses that tend to have very little knowledge of the issues with insights into, approximately, 35% of the overall potential access barriers. Unfortunately, they do next to nothing to assist businesses in understanding true access barriers and may even provide misleading evidence (e.g. false positives) that further waste product stakeholders time (assuming the business even controls its website – i.e. many businesses rely on outsourced niche CMS providers, which leaves their hands tied when it comes to meeting compliance requirements). Further, and most importantly, these solutions do nothing to fix anything. At the very best, they offer potential insight to assist internal stakeholders with information as to how to find and potentially fix, up to only 35% of, the issues that are detected by the automated testing suite. The remaining issues require subject matter experts to uncover issues through manual accessibility (AT) testing.

•	Accessibility Toolbars. These tools are insufficient and not a viable solution. For as many automated testing tools that can be found in the marketplace, there are just about as many low-cost accessibility toolbars, many of which emulate the leading edge, industry-first web personalization tools that AudioEye supplies free with the Ally Managed Service. On their own, these solutions provide businesses with only incremental benefits that address a small percentage of potential access barriers. Automatic remediation (if any) narrowly addresses WCAG Success Criteria, which provides very little benefit for AT users, who are the ones filing lawsuits against businesses for non-compliance. This approach has worked well in countries outside of the U.S. as evidenced by the large number of international firms attempting to enter the market in the U.S. Until these tool providers achieve validation from U.S.-based security organizations and can pass stringent due diligence examinations, they face an uphill climb. Further, and more importantly, until these tool providers are able to securely and reliably deliver human-based remediation as delivered through their dynamic remediation technology, U.S. companies will see through their façade and/or gain very little benefit by incorporating and using these highly limited solutions.

In summary, our management believes that the Company’s technology and solutions will primarily compete against the following:

1.	Web Accessibility Assessment Technology Providers and Automated Testing Tools. There are a small number of Web Accessibility audit and tracking platform providers, but we do not believe their technology solutions offer the specific end-to-end services offered through the AudioEye Digital Accessibility Platform. Furthermore, their solutions are currently more standalone in that they are not combined with a cloud-based tool with a full suite of comparable assistive tools for end-users.

2.	Web Accessibility Remediation Technology Providers. Currently, other technology providers that utilize technology to apply compliance remediation through a server-side technology do not effectively deploy human-deployed remediations, nor do they pair their solution with the full breadth of services offered through the AudioEye Ally Platform product suite, including, for example, assistive tools for end-users. These providers are therefore limited in their capacity to provide a fully inclusive user experience for the customers adopting the technology.

3.	Web Accessibility Consulting Service Providers. There are a substantial number of consulting service providers in the Web Accessibility industry. Each generally provides an analysis of the various compliance issues associated with its clients’ websites. They ultimately provide resources and assistance in applying fixes and changes at the source. While we provide these services, we also provide tools that empower an end-to-end fully managed service, as well as tools that empower self-directed developers to fix issues without requiring source-code remediation.

4.	Cloud-Based Assistive Technology Providers and Accessibility Toolbars. There are other cloud-based assistive technology providers. However, they do not offer a reliable and trusted solution with compliance detection and remediation for users of existing, native assistive technologies, such as screen readers.

Competitive Strengths

Our management believes the following competitive strengths will enable our success in the marketplace:

•	Unique combination of technology and specialized managed service. Our management believes that AudioEye, unlike any other company in the marketplace, has addressed the problem of Web Accessibility, holistically, and has uniquely positioned itself to provide a combination of leading-edge technology and high-quality specialized managed service. Our one-of-a-kind, combined solution empowers our clients to provide the highest level of access and usability across their digital infrastructure, while reducing burden on finite IT resources, which leads to cost-savings and reduced time-to-market for our customers. Our management believes that the AudioEye solution allows our customers to focus not only on achieving compliance, but also on maintaining compliance throughout the life of the subscription and enabling a tangible and non-trivial return on investment – a true competitive advantage. This return on investment is derived from opening access to the approximately 15% of the population with a disability or physical limitation. This has allowed our clients to reach more customers, improve brand image, and build additional brand loyalty from their customers in a competitive manner.

•	Unique patented technology. First and foremost, AudioEye builds all its products with the primary goal of enhancing the user experience, in every way possible, regardless of the end-user’s individual disability or physical limitation. AudioEye is a marketplace technology leader providing what we believe to be unparalleled Web Accessibility solutions for our clients’ customers through our Ally Platform products. We own a unique patent portfolio comprised of six issued patents in the United States and we have additional U.S. patents pending. Our portfolio includes patents and pending patent applications in the United States with over 60 issued claims.

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

Patent and Trademark Rights

We have a portfolio comprised of six approved patents in the United States, and we have received a notice of allowance from the U.S. Patent and Trademark Office for a seventh patent. We also have several additional patents that are either pending or are being prepared for filing.

The patents have been extended and cover a period from 2002 through 2026. We have six issued patents and six registered trademarks with the U.S. Patent and Trademark Office.

Legal Landscape and Government Regulation

Government regulation in the United States that affects the market and commercial potential for our products and services includes the Rehabilitation Act, the ADA, Section 508 of the Rehabilitation Act, Section 504 of the Rehabilitation Act, the Twenty-First Century Communications and Video Accessibility Act of 2010 (“CVAA”), the Air Carrier Accessibility Act (“ACAA”), and various State Laws.

The Rehabilitation Act requires that individuals with disabilities, who are members of the public seeking information or services from a federal department or agency, have access to and use of information and data that is comparable to that provided to the public without disabilities. The federal government also requires vendors selling to the government be compliant under Section 508 of the Rehabilitation Act, unless covered by a provable exception. Canada and the European Union have similar requirements.

The ADA was passed to ensure equal opportunity for people with disabilities. It applies to employment, transportation, state and local government services, and businesses that provide public accommodations or facilities.

Title II and Title III of the ADA prevent discrimination on the basis of disability in services, programs, and activities provided by public entities (Title II) and private entities considered to be places of public accommodation (Title III). Title II and Section 504 of the Rehabilitation Act continue to be actively enforced by the Office of Civil Rights (“OCR”), who has entered into hundreds of resolution agreements with School Districts and Education Institutions requiring conformance to WCAG 2.1 Success Criteria as managed and monitored through an OCR-validated Accessibility Auditor.

Under the previous administration, the Department of Justice (“DOJ”) was in the process of formulating rules regarding the accessibility of websites and mobile applications. The DOJ had divided its rulemaking into two efforts: the first was intended to provide guidance to state and local entities to comply with Title II, and the second was intended to establish rules for private entities to comply with Title III. Under the new administration, the DOJ has placed the issuance of those rulemakings on the inactive list. However, we believe the absence of any rulemaking will only increase the prevalence of lawsuits filed by plaintiffs seeking issue resolution in continued pursuit of their civil rights as protected under ADA. According to a leading ADA law firm, Seyfarth Shaw, with over 2,258 federal lawsuits filed, federal ADA Title III lawsuits increased by 17% in 2018 due largely to Website Access Lawsuits. This trend is expected to increase in 2019.

Learn more at www.ada.gov.

Section 508 of the Rehabilitation Act Requires that federal agencies’ electronic and information technology is accessible to people with disabilities, including employees and the public.

The U.S. Government Access Board has updated the requirements to Section 508 compliance standards, commonly referred to as the “Section 508 ICT Refresh,” further formalizing the mandate to adhere to specific web accessibility best practices, namely those outlined under the WCAG, the international standards for web accessibility. Already, a growing number of legal mandates and recent settlements point to the WCAG 2.1 standards as well as making it a requirement to hire third-party Accessibility Subject Matter Experts to maintain an accessibility audit and provide certification – sources range from the DOJ, the U.S. Access Board, and the OCR.

For more information, visit www.section508.gov.

Section 504 of the Rehabilitation Act entitles individuals with disabilities to equal access to any program or activity that receives federal subsidy – this includes Web-based communications for educational institutions and government agencies.

In October 2010, the CVAA was enacted to update existing federal laws requiring communications and video programming accessibility and to fill in any current gaps in accessibility to ensure the full inclusion of people with disabilities in all aspects of daily living through accessible, affordable and usable communication and video programming technologies.

Per the Department of Transportation, the ACAA (49 U.S.C. 41705) prohibits discrimination by U.S. and foreign air carriers on the basis of physical or mental disability. The Department of Transportation, in interpreting and implementing the ACAA, has issued a rule setting forth the standards of service which air carriers are expected to provide to disabled individuals.

Beyond the federal level, many states have enacted accessibility laws and, going further, internationally, over 100 Governments have signed and ratified the UN Convention on the Rights of Persons with Disabilities.

As an example, the California Unruh Civil Rights Act, among other things, prohibits discrimination based on disability. More recently, a new law enacted in California, Assembly Bill 434 State Web Accessibility, states that prior to July 1, 2019, each State Agency Director or its Chief Information Officer must post on the homepage of its agency a declaration that the site has been made accessible by meeting the WCAG standards.

Given the many government regulations in place and/or in process, actions must be taken for businesses to comply with best practices and international standards. This presents a significant business opportunity as more pressure is being put on businesses and organizations to improve the accessibility of their web environments. In addition, from a risk mitigation standpoint, it is best if they consistently and reliably track and demonstrate their level of conformance to these internationally recognized standards over time, the WCAG 2.1.

Employees

As of March 5, 2019, we had 65 full-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We have a "People First" cultural value we aspire to every day. We have a sincere focus on developing each team member to allow the team member to grow professionally and personally during his or her time with AudioEye.

Corporate Information

AudioEye, Inc. was formed as a Delaware corporation on May 20, 2005. On August 1, 2018, the Company amended its Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 25 shares of common stock and to reduce the number of authorized shares of common stock from 250,000,000 to 50,000,000. As a result, 186,994,384 shares of the Company’s common stock were exchanged for 7,479,775 shares of the Company's common stock. Our financial statements have been retroactively restated to reflect the reverse stock split.

Our principal executive offices are located at 5210 East Williams Circle, Suite 750, Tucson Arizona, 85711, and our telephone number at that address is (866) 331-5324. We maintain a website at www.audioeye.com (this reference to our website is an inactive textual reference only and is not intended to incorporate our website into this report). We file reports with the Securities and Exchange Commission (“SEC”) and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the SEC maintains a website at www.sec.gov containing reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Information on the SEC’s website does not constitute part of this report. Our website also contains copies of our corporate governance guidelines, code of business conduct and ethics, related party transaction policy and whistleblower policy, and copies of the charters for our audit committee, compensation committee and nominating and corporate governance committee.

Item 1A. Risk Factors

In addition to the other information included in this Annual Report, the following factors should be carefully considered in evaluating our business, financial position and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial position or future prospects. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we have projected. Investing in our common stock is highly speculative and involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock. There may be additional risks that we do not presently know about or that we currently believe are immaterial which could also materially adversely affect our business, financial position or future prospects. As a result, the trading price of our stock could decline, and you might lose all or part of your investment. Our business, financial condition, and operating results, or the value of any investment you make in the stock of our company, or both, could be adversely affected by any of the factors listed and described below.

Risks Relating to Our Business and Industry

We have a history of generating significant losses and may not be able to achieve and sustain profitability.

To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $5,019,874 for the year ended December 31, 2018. As of December 31, 2018, we have an accumulated deficit of $42,143,101. If we continue to experience losses, we may not be able to continue our operations, and investors may lose their entire investment.

Our future development requires substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, or at all, which would prevent us from fully developing our business and generating revenues.

As of March 5, 2019, our cash available was $4,537,086. Our business plan will require additional capital expenditures, and our capital outlays could increase substantially over the next several years as we implement our business plan. As a result, we may need to raise additional capital, through future private or public equity offerings, strategic alliances or debt financing. Our future capital requirements will depend on many factors, including: market conditions, sales and marketing costs, mergers and acquisition activity, if any, costs of litigation in enforcing our patents, and information technology development and acquisition costs. No assurance can be given that we can successfully raise additional equity or debt capital, or that such financing will be available to us on favorable terms, if at all.

We have been subject to litigation and may in the future be subject to additional litigation, which could have a material adverse effect on our financial position or results of operations.

We may become involved in various routine disputes and allegations incidental to our business operations. Because it is not possible to determine when and whether these disputes and allegations may arise or the ultimate disposition of such matters, the resolution of any such matters, should they arise, could have a material adverse effect on our financial position or results of operations.

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

Recent macroeconomic conditions have shown signs of volatility and potential weakness. We believe commercial purchasing habits and corporate information technology budgets have improved in recent years but remain relatively constrained and subject to such volatile and potentially weak economic conditions. Any deterioration in prevailing economic conditions would likely result in reduced demand for our services and products, which could have a material adverse effect on our business financial position or results of operations.

An increase in market interest rates could increase our interest costs on future debt and could adversely affect our stock price.

If interest rates increase, so could our interest costs for any new debt. This increased cost could make financing, including the financing of any acquisition, costlier. We may incur variable interest rate indebtedness in the future. Rising interest rates could limit our ability to refinance debt when it matures or cause us to pay higher interest rates upon refinancing and increased interest expense on refinanced indebtedness.

Our success is dependent on certain members of our management and technical team.

Our success has depended, and continues to depend, on the efforts and talents of our senior management team and key employees, including our engineers, product managers, sales and marketing personnel, and professional services personnel. Our future success will also depend upon our continued ability to identify, hire and retain additional skilled and highly qualified personnel, including a new chief financial officer, which will require significant time, expense and attention. We cannot assure you that our management will remain in place or as to the time it will take for us to identify, hire and retain a new chief financial officer.  We do not maintain “key person” life insurance policies. The loss of any of our management and technical team members could have a material adverse effect on our results of operations and financial condition, as well as on the market price of our common stock.

We intend to pursue new strategic opportunities which may result in the use of a significant amount of our management resources or significant costs, and we may not be able to fully realize the potential benefit of such opportunities.

We intend to seek other strategic partners to help us pursue our strategic, marketing, sales, or technical objectives. Although we may devote significant time and resources in pursuit of such transactions, we may struggle to successfully identify such opportunities, or to successfully conclude transactions with potential strategic partners. Should we be unable to identify or conclude important strategic transactions, our business prospects and operations could be adversely affected as a result of the devotion of significant managerial effort required, and the challenges of achieving our objectives in the absence of strategic partners. In addition, we may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed, and in combining its operations if such a transaction is completed. In the event that we consummate an acquisition or strategic alternative in the future, we cannot assure you that we would fully realize the potential benefit of such a transaction.

Our business plan may not be realized. If our business plan proves to be unsuccessful, our business may fail, and you may lose your entire investment.

Our operations are subject to all of the risks inherent in the establishment of a new business enterprise with a limited operating history. The likelihood of our success must be considered in light of the problems, expenses, complications, and delays frequently encountered in connection with the development of a new business. Unanticipated events may occur that could affect the actual results achieved during the forecast periods. Consequently, the actual results of operations during the forecast periods will vary from the forecasts, and such variations may be material. In addition, the degree of uncertainty increases with each successive year presented in our business plan. We cannot assure you that we will succeed in the anticipated operation of our business plan. If our business plan proves to be unsuccessful, our business may fail, and you may lose your entire investment.

We have experienced and will continue to experience competition as more companies seek to provide products and services similar to our products and services and because larger and better-financed competitors may affect our ability to compete in the marketplace and achieve profitability, our business may fail.

Competition in our market is intense, and we expect competition for our products and services to become even more intense. We compete directly against other companies offering similar products and services that compete or will compete directly with our proposed products and services. We also compete against established vendors in our markets. These companies may incorporate other competitive technologies into their product offerings, whether developed internally or by third parties. There are also established consultants who offer services to help their customers obtain compliance with accessibilities standards. In many cases these consultants compete for the same funding from our prospective customers. For the foreseeable future, substantially all our competitors are likely to be larger, better-financed companies that may develop products superior to our current and proposed products, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with our competitors. As a result, we may have difficulty competing with larger, established competitors. Generally, these competitors have:

•	substantially greater financial, technical, and marketing resources;

•	a larger customer base;

•	better name recognition; and

•	more expansive or different product offerings.

These competitors may command a larger market share than we do, which may enable them to establish a stronger competitive position, in part, through greater marketing opportunities. Further, our competitors may be able to respond more quickly than we are to new or emerging technologies and changes in user preferences and to devote greater resources to developing new products and offering new services. These competitors may develop products or services that are comparable or superior to ours. If we fail to address competitive developments quickly and effectively, we may not be able to remain a viable business.

If we are not able to adequately protect our patented rights, our operations would be negatively impacted.

Our ability to compete largely depends on the superiority, uniqueness and value of our technology and intellectual property. To protect our intellectual property rights, we rely on a combination of patent, trademark, copyright, and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. We cannot assure you that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any such assertions or prosecutions will not materially adversely affect our business.

Regardless of whether any future claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs, could jeopardize or substantially delay a successful outcome in any future litigation, and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. In addition to challenges against our existing patents, any of the following could also reduce the value of our intellectual property now, or in the future:

•	our applications for patents, trademarks, and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;

•	issued trademarks, copyrights or patents may not provide us with any competitive advantages;

•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or

•	our efforts may not prevent the development and design by others of products or technologies similar to, competitive with, or superior to those that we develop.

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

In addition, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. Because of the growth of the Internet and Internet-related businesses, patent applications are continuously and simultaneously being filed in connection with Internet-related technology. There are a significant number of U.S. and foreign patents and patent applications in our areas of interest, and we believe that there has been, and is likely to continue to be, significant litigation in the industry regarding patent and other intellectual property rights.

We may commence legal proceedings against third parties who we believe are infringing on our intellectual property rights, and if we are forced to litigate to defend our intellectual property rights, or to defend claims by third parties against us relating to intellectual property rights, legal fees and court injunctions could adversely affect our financial condition and potentially end our business.

At present, we do not have any active or pending litigation related to the violation of our patents. We expect an increase in the number of third parties who could violate our patents as the market develops new uses of similar products and consumers begin to increase their adoption of the technology and integrate it into their daily lives. We foresee the potential need to enter into active litigation to defend and enforce our patents. We anticipate that these legal proceedings could continue for several years and may require significant expenditures for legal fees and other expenses. In the event we are not successful through appeal and do not subsequently obtain monetary and injunctive relief, these litigation matters may significantly reduce our financial resources and have a material impact on our ability to continue our operations. The time and effort required of our management to effectively pursue or defend these litigation matters may adversely affect our ability to operate our business, since time spent on matters related to the lawsuits would take away from the time spent on managing and operating the business. We cannot assure you any such potential lawsuits will result in an outcome that is favorable to our stockholders or the Company.

The burdens of being a public company may adversely affect our ability to develop our business and pursue a litigation strategy.

Since we are a public company, our management must devote substantial time, attention, and financial resources to comply with U.S. securities laws. This may have a material adverse effect on our management’s ability to effectively and efficiently develop our business initiatives. In addition, our disclosure obligations under U.S. securities laws may require us to disclose information publicly that could have a material adverse effect on our potential litigation strategies.

The current regulatory environment for our products and services remains unclear.

We cannot assure you that our existing or planned product and service offerings will be in compliance with local, state, and/or federal U.S. laws or the laws of any foreign jurisdiction where we operate or may operate in the future. Further, we cannot assure you that we will not unintentionally violate such laws or that such laws will not be modified, or that new laws will not be enacted in the future, which would cause us to be in violation of such laws. More aggressive domestic or international regulation of the Internet may materially and adversely affect our business, financial condition, operating results, and future prospects.

As pressure of legal ramifications from non-compliance with Web Accessibility increases, customers may be less inclined to permit or may delay AudioEye from promoting client relationships and/or the specifics associated with those relationships, and if this restricts our public communications with potential investors and stockholders, it may negatively impact our ability to gain interest in our business from potential investors and stockholders.

Due to an undefined regulatory environment and a heightened sensitivity by plaintiffs seeking retribution for inaccessible and unusable digital interfaces, any organization may be sued or faced with legal demands claiming non-compliance. As these legal actions or demands may be initiated with or without merit, they present a new level of risk for website owners and publishers. In an effort to avoid any potential unwanted attention pertaining to the subject of compliance, AudioEye clients may enforce rigid stipulations pertaining to AudioEye’s promotion of their involvement or engagement with AudioEye, regardless of the level of success or positive impact any such engagement may have or have had on their businesses. Whether through the enforcement of non-disclosure agreements or through specific non-disclosure language associated with client contracts, if AudioEye is not empowered to promptly make public announcements about its client base and the adoption and success of AudioEye products and services, there may be a deleterious effect on the Company’s capacity to accelerate its business growth or attract investment from existing or future investors and stockholders.

Our business greatly depends on the growth of online services, Internet of Things (“IOT”), kiosks, streaming, and other next-generation Internet-based applications, which growth may not occur as expected, or at all, which would harm our business.

The Internet may ultimately prove not to be a viable commercial marketplace for such applications for several reasons, including:

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

Because of these and other factors, the growth of online services, IOT, kiosks, streaming, and other next-generation Internet-based applications may be impeded or not occur as expected. As a result, our business and operations could be adversely impacted.

If the market for our online services does not grow as anticipated, our business would be adversely affected.

While other next-generation Internet-based applications have grown rapidly in personal and professional use, we cannot assure you that the adoption of our products and services will grow at a comparable rate or grow at all.

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

These factors may create additional lead time before a sale is finalized and may lead to longer than expected and unpredictable sales cycles, which could delay or reduce our revenue and impact our operating results.

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

Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from providing services, which could make our product and service offerings less attractive and subject us to liability. Our systems are not fully redundant, and our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage to compensate for any related losses. Any of these events could damage our reputation and be expensive to remedy.

 Government regulation is evolving, and unfavorable changes could harm our business.

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

U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to remote sales. However, an increasing number of states have considered or adopted laws or administrative practices that attempt to impose obligations on out-of-state businesses to collect taxes on their behalf. A successful assertion by one or more states or foreign countries requiring us to collect taxes where we do not currently do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest.

We may be subject to risks related to government contracts and related procurement regulations.

Our contracts with U.S., as well as state, local, and foreign, government entities are subject to various procurement regulations and other requirements relating to their formation, administration, and performance. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause.

If we do not successfully develop our planned products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for next-generation Internet-based applications and services, our business may fail.

The market for next-generation Internet-based applications and services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, and frequent new service and product introductions. Our future success will depend, in part, on our ability to use new technologies effectively, to continue to develop our technical expertise and proprietary technology, to enhance our existing products and services, and to develop new products and services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements, and industry standards. If we fail to use new technologies effectively, to develop our technical expertise and new products and services, or to enhance existing products and services on a timely basis, either internally or through arrangements with third parties, our product and service offerings may fail to meet customer needs, which would adversely affect our revenues and prospects for growth.

In addition, if we are unable to, for technological, legal, financial, or other reasons, adapt in a timely manner to changing market conditions or customer requirements, we could lose customers, strategic alliances, and market share. Sudden changes in user and customer requirements and preferences, the frequent introduction of new products and services embodying new technologies, and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of products and services in the technology and communications industry and their rapid evolution will require that we continually improve the performance, features, and reliability of our products and services. Our survival and success will depend, in part, on our ability to:

•	design, develop, launch and/or license our planned products, services, and technologies that address the increasingly sophisticated and varied needs of our prospective customers; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

A number of factors may affect the market acceptance of our products or services or any other products or services we develop or acquire, including, among others:

•	the price of our products or services relative to other competitive products and services;

•	the perception by users of the effectiveness of our products and services;

•	our ability to fund our sales and marketing efforts; and

•	the effectiveness of our sales and marketing efforts.

If our products and services do not gain market acceptance, we may not be able to fund future operations, including the development of new products and services and/or our sales and marketing efforts for our current products and services, which inability would have a material adverse effect on our business, financial condition, and operating results.

We continually develop new products and product enhancements and actively capitalize software development costs, while making educated assumptions to anticipate the attributed revenue to be derived from each development or enhancement. If our assumptions are incorrect or if we are unable to accurately attribute revenue to each respective product or product enhancement, we may have to account for impairment, thus causing us to reverse the capitalized expenditures.

Our product developers are consistently programming new products and enhancements to existing products. Under the guidance of U.S Accounting Standard, ASC 350-40, we make determinations to estimate the useful life of each of these products and enhancements. Based on these determinations, we amortize software expenses over a pre-determined period of time. Based on our financial forecasts and regular impairment testing, we believe that cash flows will be realized from our product development and product enhancements and will be sufficient to recover the value of the Company’s expenditures. Should our estimates turn out to be inaccurate or should the business fail to attract new revenue in relation to each respective product or product enhancement, we may have to reverse or write off the related capitalized expenses.

Our products and services are highly technical and may contain undetected errors, which could cause harm to our reputation and adversely affect our business.

Our products and services are highly technical and complex and, when deployed, may contain errors or defects. Despite testing, some errors in our products and services may only be discovered after they have been installed and used by customers. Any errors or defects discovered in our products and services after commercial release could result in failure to achieve market acceptance, loss of revenue or delay in revenue recognition, loss of customers, and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort, or breach of warranty. The performance of our products and services could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as on third-party applications and services that utilize our products and services, which could result in legal claims against us, harming our business. Furthermore, we expect to provide implementation, consulting, and other technical services in connection with the implementation and ongoing maintenance of our products and services, which typically involves working with sophisticated software, computing systems, and communications systems. We expect that our contracts with customers will contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert our management’s attention and adversely affect the market’s perception of us and our products and services. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

Malfunctions of third-party communications infrastructure, hardware and software expose us to a variety of risks we cannot control, and those risks could result in harm to our business.

Our business depends upon the capacity, reliability and security of the infrastructure owned by third parties over which our product offerings are deployed. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure or over whether those third parties will upgrade or improve their equipment. We do depend on these companies to maintain the operational integrity of our integrated connections. If one or more of these companies is unable or unwilling to supply or expand its levels of service in the future, our operations could be adversely impacted. System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures. These types of occurrences could cause users to perceive that our products and services do not function properly and could therefore adversely affect our ability to attract and retain strategic partners and customers.

Security breaches, computer viruses, and computer hacking attacks could harm our business, financial condition, results of operations, or reputation.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses could adversely affect our business, financial condition, results of operations or reputation.

Our corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data or any third-party data we may possess. Any such security breach could require us to comply with various breach notification laws and may expose us to litigation, remediation and investigation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability.

System failure or interruption or our failure to meet increasing demands on our systems could harm our business.

The success of our product and service offerings depends on the uninterrupted operation of various systems, secure data centers, and other computer and communication networks that we use or establish. To the extent the number of users of networks utilizing our future products and services suddenly increases, the technology platform and hosting services which will be required to accommodate a higher volume of traffic may result in slower response times, service interruptions or delays or system failures. The deployment of our products, services, systems and operations will also be vulnerable to damage or interruption from:

•	power loss, transmission cable cuts and other telecommunications failures;

•	damage or interruption caused by fire, earthquake and other natural disasters;

•	computer viruses or software defects; and

•	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

System interruptions or failures and increases or delays in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of our products and services to users. These types of occurrences could cause users to perceive that our products and services do not function properly and could therefore adversely affect our ability to attract and retain strategic partners and customers.

Our ability to sell our solutions will be dependent on the quality of our technical support and our failure to deliver high-quality technical support services could have a material adverse effect on our sales and results of operations.

If we do not effectively assist our customers in deploying our products and services, succeed in helping our customers quickly resolve post-deployment issues and provide effective ongoing support, or if potential customers perceive that we may not be able to successfully deliver the foregoing, our ability to sell our products and services would be adversely affected, and our reputation with customers and potential customers could be harmed. As a result, our failure to deliver and maintain high-quality technical support services to our customers could result in customers choosing to use our competitors’ products or services in the future.

Growth of internal operations and business may strain our financial resources.

We may need to significantly expand the scope of our operating and financial systems in order to build our business. Our growth rate may place a significant strain on our financial resources for several reasons, including, but not limited to, the following:

•	the need for continued development of our financial and information management systems;

•	the need to manage relationships with future resellers, distributors and strategic partners;

•	the need to hire and retain skilled management, technical and other personnel necessary to support and manage our business; and

•	the need to train and manage our employee base.

The addition of products and services and the attention they demand may also strain our management resources.

We do not expect to pay any dividends for the foreseeable future, which will affect the extent to which our investors realize any future gains on their investment.

We do not anticipate that we will pay any dividends to holders of our convertible preferred and common stock in the foreseeable future. Accordingly, investors must rely on the ability to convert preferred stock to common stock and on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

If we fail to establish and maintain effective internal control over financial reporting and effective disclosure controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business and stock price.

In connection with this annual report and our annual report on Form 10-K for the year ended December 31, 2017, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive and Financial Officer has concluded that, primarily due to material weaknesses in our internal control over financial reporting as described in this annual report our disclosure controls and procedures were not effective as of December 31, 2017 or 2018.

In addition, our management has identified, and we have disclosed in this annual report, control deficiencies in our financial reporting process that, as of December 31, 2018, constituted material weaknesses in our internal control over financial reporting. These material weaknesses, which relate to the segregation of duties and the lack of formal policies that provide for multiple levels of supervision and reviews, also existed at December 31, 2017. Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time and limited capital resources. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company. Our management also determined that our internal control over financial reporting was ineffective as of December 31 in each of 2012 through 2016.

Failure to establish and maintain the required internal control over financial reporting or related procedures, and to establish and maintain effective disclosure controls and procedures, or any failure of those controls or procedures once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Upon review of the required internal control over financial reporting, our management and/or our auditors have in the past and may in the future identify material weaknesses and/or significant deficiencies that need to be addressed. Any actual or perceived weaknesses or conditions that need to be addressed in our internal control over financial reporting and disclosure of management's assessment of the Company’s internal control over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal control over financial reporting could adversely impact the price of and our ability to list our common stock and may lead to stockholder claims and regulatory action against us. Failure to remediate our current material weaknesses or to maintain effective internal controls in the future could also result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and that could cause us to restate our financial statements for a prior period, cause investors to lose confidence in our financial statements and/or limit our ability to raise capital.

Additionally, any such failure may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, consume a significant amount of management's time, and cause us to incur substantial additional costs periods relating to the implementation of remedial measures.

Risks Related to the Market for Our Common Stock

Although our shares of common stock are now listed on the NASDAQ Capital Market, we currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.

Although our shares of common stock are now listed on the NASDAQ Capital Market under the symbol “AEYE,” trading volume in our common stock has been limited and an active trading market for our shares of common stock may never develop or be maintained. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.

If we cannot continue to satisfy the continuing listing criteria of the NASDAQ Capital Market, the exchange may subsequently delist our common stock.

The NASDAQ Capital Market requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. Generally, we must maintain a minimum amount of stockholders’ equity and a minimum number of holders of our securities, as well as meet certain disclosure and corporate governance requirements. If we fail to meet any of the continuing listing requirements, our common stock may be subject to delisting. If our common stock is delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

The market price for our common stock may fluctuate significantly, which could result in substantial losses by our investors.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	the outcomes of potential future patent litigation;

•	our ability to monetize our future patents;

•	changes in our industry;

•	announcements of technological innovations, new products or product enhancements by us or others;

•	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

•	changes in earnings estimates or recommendations by security analysts, if our common stock is covered by analysts;

•	investors’ general perception of us;

•	future issuances of common stock;

•	investors’ future resales of our securities under our currently effective Registration Statement on Form S-1;

•	the addition or departure of key personnel;

•	general market conditions, including the volatility of market prices for shares of technology companies, generally, and other factors, including factors unrelated to our operating performance; and

•	the other factors described in this “Risk Factors” section.

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our common stock and result in substantial losses by our investors.

Further, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations in the past. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock.

Price volatility of our common stock might be worse if the trading volume of our common stock is low. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation. We have previously been the target of securities litigation and may in the future be subject to additional securities litigation, which could result in substantial costs to us and divert resources and attention of management from our business, even if we are successful in any such litigation. Future sales of our common stock could also reduce the market price of such stock.

Moreover, the liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if any. These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock. In addition, without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading price of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate its investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including pursuant to our currently effective Registration Statement on Form S-1, it could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

When we issue additional shares of common stock in the future, including additional shares of common stock upon conversion of Series A Convertible Preferred Stock, it will result in the dilution of our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock with a $0.00001 par value per share and 10,000,000 shares of preferred stock with a $0.00001 par value per share, of which 7,579,995 shares of common stock were issued and outstanding as of December 31, 2018 and 105,000 shares of Series A Convertible Preferred Stock were issued and outstanding as of December 31, 2018. Upon any conversion of the Series A Convertible Preferred Stock, based upon the applicable conversion rate as of December 31, 2018, approximately 283,407 shares of common stock, resulting in dilution to our existing holders of common stock. From time to time we may increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, as of December 31, 2018, we had outstanding warrants and options to purchase an aggregate of 2,779,704 shares of our common stock, and outstanding restricted stock units covering an aggregate of 222,514 shares of common stock. The exercise of such options and warrants and the settlement of such restricted stock units would further increase the number of our outstanding shares of common stock and dilute the interests of our holders of common stock. The issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock, upon exercise of warrants and options, or upon settlement of restricted stock units may result in a reduction of the market price of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all then current stockholders.

The interests of our controlling stockholders may not coincide with yours and such controlling stockholders may make decisions with which you may disagree.

As of March 5, 2019, three of our stockholders, one of whom is our Executive Chairman, beneficially owned in the aggregate over 50% of our common stock. As a result, these stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have new research coverage by securities and industry analysts. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

We are subject to financial reporting and other requirements that place significant demands on our resources.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Moreover, effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. We may also face claims by our investors, which could harm our business and financial condition.

Risks Relating to Our Charter Documents and Capital Structure

We are close to being controlled by a small number of “insider” stockholders, which could determine corporate and stockholder action on significant matters.

As of March 5, 2019, our directors, executive officers and certain other beneficial owners of our common stock, beneficially owned an aggregate of 5,686,225 shares of common stock which is approximately 74.59% of our outstanding 7,623,227 shares of common stock. Through their collective ownership of our outstanding common stock, such holders, if they were to act together, would be close to controlling the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, would determine the outcome of the election of all of our directors and determining corporate and stockholder action on other matters. The beneficial holdings of our directors and executive officers as a group represent 26.89% of our shares of common stock on a fully diluted basis.

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

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. These provisions prevent any stockholder who owns 15% or more of our outstanding shares of common stock from engaging in certain business combinations with us for a period of three years following the time that the stockholder acquired such stock ownership unless certain approvals were or are obtained from our board of directors or from the holders of 66 2/3% of our outstanding shares of common stock (excluding the shares of our common stock owned by the 15% or more stockholder). Our board of directors can use these and other provisions to discourage, delay or prevent a change in the control of our company or a change in our management. Any delay or prevention of a change of control transaction or a change in our board of directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price of our shares. These provisions could also limit the price that investors might be willing to pay for shares of our common stock.

Failure to manage growth effectively could adversely affect our business, results of operations and financial condition.

The success of our future operating activities will depend upon our ability to expand our support system to meet the demands of our growing business. Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that we will be able to successfully operate acquired businesses (if any), become profitable in the future, or effectively manage any other change.

The elimination of the monetary liability of our directors under Delaware law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our Certificate of Incorporation contains specific provisions that eliminate the liability of our directors for monetary damages to our company and stockholders and requires indemnification of our directors and officers to the extent provided by Delaware law. Our Bylaws also contain provisions that require the indemnification of our directors, officers and employees. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing limitation of liability and indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and our stockholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s principal executive offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 5,151 square feet as of March 5, 2019 in a facility that is leased under an agreement that expires on October 31, 2022.

The Company also leases offices in Scottsdale, Arizona; Atlanta, Georgia; and New York, New York.

We believe our current premises are suitable and adequate for our current and expected operations. We believe that suitable additional or substitute space will be available as needed to accommodate changes in our operations.

Item 3. Legal Proceedings

For a description of our material legal proceedings, see the section titled “Litigation” included in Note 11 – “Commitments and Contingencies” in the notes to the consolidated financial statements, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock has been listed on The NASDAQ Capital Market under the symbol “AEYE” since September 4, 2018. Prior to September 4, 2018, our common stock was quoted on the OTCQB (the Venture Market) and the Over the Counter “OTC” Bulletin Board (each being part of the OTC Markets Group) since April 15, 2013 under the same symbol.

In August 2018, the Company sold in a private placement 1,000,000 shares of its common stock at $6.25 per share for net proceeds of $5,609,215, after costs and expenses of $640,785 (the “Private Placement”). The Shares were offered and sold in the Private Placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. At the closing of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors pursuant to which the Company agreed to register the shares of common stock for resale. On September 4, 2018, the Company filed a registration statement on Form S-1 covering the resale or other disposition of the securities subject to the Registration Rights Agreement. The Company is obligated to use its reasonable best efforts to maintain effectiveness of the registration statement or be subject to certain penalties.

On March 5, 2019, there were 237 holders of record of our common stock, and a greater number of beneficial holders of our common stock for whom shares were held in a “nominee” or “street” name. As of that same date, there were nine holders of record of our preferred stock.

The transfer agent of our common stock is Corporate Stock Transfer, 3200 Cherry Creek Drive, Suite 430, Denver, Colorado 80209, telephone number: (303) 282-4800.

Dividend Policy

In April 2015, the Company issued 175,000 shares Series A Convertible Preferred Stock with cumulative 5% dividend rights payable when declared by the board of directors of the Company.

Dividends to preferred stockholders take precedence over any dividends to common stockholders. Holders of our common stock are entitled to receive ratably such dividends, if any, as may be declared by our board of directors out of funds legally available. We have not declared or paid any dividends on our preferred or common stock since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. There are no restrictions in our Certificate of Incorporation or bylaws that prevent us from declaring dividends. Any future declaration of dividends will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, operating and financial condition, and capital requirements.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2018 and 2017 that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report on Form 10-K, particularly in “Special Note Regarding Forward- Looking Statements” and “Risk Factors.” The forward-looking statements included in this annual report on Form 10-K are made only as of the date hereof.

Background

AudioEye, Inc. was formed as a Delaware corporation on May 20, 2005. On August 1, 2018, the Company amended its Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 25 shares of common stock and to reduce the number of authorized shares of common stock from 250,000,000 to 50,000,000. As a result, 186,994,384 shares of the Company’s common stock were exchanged for 7,479,775 shares of the Company's common stock. The financial statements have been retroactively restated to reflect the reverse stock split.

Overview

AudioEye is a marketplace leader providing web accessibility solutions for our clients’ customers through our Ally Platform products. Our technology advances accessibility with patented technology solutions that reduce barriers, expand access for individuals with disabilities, and enhance the user experience for many users. When implemented, we believe that our solutions offer businesses, schools, and governments the opportunity to reach more customers, improve brand image, and build additional brand loyalty. In addition, our solutions help organizations comply with internationally accepted Web Content Accessibility Guidelines (“WCAG”) as well as US, Canadian, Australian, and United Kingdom accessibility laws.

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

AudioEye customers fall into one of two distinct sales channels: direct and indirect. In the direct channel, AudioEye sales personnel engage directly with the customer. In the indirect channel, AudioEye engages with customers, also referred to as strategic partners, who serve as an authorized reseller of the AudioEye solution to their clients. Indirect channel sales have been a key factor in the acceleration of the AudioEye sales and marketing strategy. By working with strategically identified resellers, these partners provide a unique opportunity allowing AudioEye to onboard more customers in a shorter period of time. By working with providers of proprietary content management systems, AudioEye leverages economies of scale to deliver the AudioEye solution in a cost-effective and highly efficient way. In middle and lower markets, this strategy has helped make accessibility accessible to industries that would otherwise neglect the important issue of digital inclusion, altogether. We believe that there is significant opportunity for us to increase revenues by delivering our solutions through this indirect channel and continue to invest capital and resources in expanding our strategic partner business.

We have seen momentous growth in both our direct and indirect or 'Partner' business channels. With the significant number of additional implementations that each Partner offers, we expect revenues from our Partner channel clients would represent as much as 20% to 30% of Monthly Recurring Revenue “MRR” for 2018, and 50% to 60% of MRR by year-end 2019. Monthly Recurring Revenue is the annualized spend of the customer divided by 12. Since most of these Partners' underlying clients are billed monthly, we believe our bookings, revenue, and cash flow will converge in this segment. Renewal rates for the Direct channel continue in the range of mid to high 90%'s and renewal contract terms are increasing in length which further illustrates the confidence our customers have in the AudioEye accessibility solution.

Our accelerating topline growth is a testament to the ongoing demand for solutions aimed at addressing the broad issues of digital accessibility, and more specifically, to our internal efforts at continually refining our go-to-market strategy as well as expanding our sales and implementation teams to meet the building demand we are experiencing. AudioEye presents the only 'all-in-one solution' created to address the public call for compliance with WCAG 2.1 standards.

During the fourth quarter as well as throughout 2018, we continued to see significant growth within our direct and indirect sales channels, which was fueled by a number of factors. The increasing number of legal cases related to issues of accessibility has driven adoption of our solutions from a compliance perspective. Further, more companies are recognizing the business value of making their sites accessible to millions more consumers. Recognition of the business ROI is being sparked by demand from end-users who are letting companies and organizations know of the significant importance of accessibility to their websites.

Beyond this secular momentum, we have remained focused on several internal initiatives that are designed to make us more effective at an operational level. More specifically, we have made refinements to our lead generation processes, which has led to expansion of our overall sales pipeline, and we have continued to make enhancements to the technology that underlies our solution.

Today we have more visibility and confidence in the continued growth of our business than at any prior point as a result of the record cash contract bookings we recorded in 2018. Furthermore, we expect the demand we have generated through both our direct and indirect sales channels will support our robust growth projections for 2019. Overall, AudioEye is in its strongest position to date and believes that it has a tremendous opportunity to capitalize on the market before it. At the same time, we are dedicated to serving a vital role in leading the charge toward a more accessible online future for all.

In August 2018, the Company completed a private placement of $6.25 million (before expenses) growth equity financing with institutional investors to accelerate expansion efforts for the company's indirect partnership business. Further, we listed the company's common stock on the NASDAQ Capital Market.

Results of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared to conform to accounting principles, generally accepted in the United States of America, and consistently applied in the preparation of the financial statements.

	Year Ended December 31,
	2018	2017
Results of Operations
Revenues	$5,660,427	$2,739,439
Cost of revenue	2,626,815	1,384,145
Gross profit	3,033,612	1,355,294

Selling and marketing expenses	2,462,865	1,421,127
Research and development expenses	194,429	181,303
General and administrative expenses	4,950,138	4,271,510
Operating loss	(4,573,820)	(4,518,646)
Unrealized loss on investments	(240)	(450)
Unrealized loss on derivative liabilities	-	(155,027)
Loss on settlement of debt	(267,812)	(15,724)
Interest expense, net	(178,002)	(917,992)
Net loss	$(5,019,874)	$(5,607,839)
Dividend on Series A convertible preferred stock	(53,740)	(75,206)
Net loss attributable to common stockholders	$(5,073,614)	$(5,683,045)
Net loss per weighted average common share-basic and diluted	$(0.74)	$(1.21)

In 2018, our net loss decreased to $5,073,614 from $5,683,045 in 2017, primarily as a result of the following:

Revenue

For the years ended December 31, 2018 and 2017, revenue in the amount of $5,660,427 and $2,739,439, respectively, consisted primarily of various levels of revenue from core product sales, software development, website design and maintenance. Revenues increased due to the execution of the Company’s business plan which includes the hiring of additional sales team members, securing new negotiated channel partnerships thus increasing the volume of reselling of the AudioEye products and services, and a continued marketing focus on highly transactional industry verticals.

The following table presents our revenues disaggregated by sales channel:

	Year ended December 31,
	2018	2017
Subscription revenue and support – Direct	$4,315,168	$2,543,947
Subscription revenue and support – Indirect (Strategic partners)	1,345,259	195,492
Total revenues	$5,660,427	$2,739,439

Cost of Revenue

For the years ended December 31, 2018 and 2017, cost of revenue in the amount of $2,626,815 and $1,384,145, respectively, consisted primarily of employee-related costs, including payroll, benefits and stock-based compensation expense for our technology operations and customer experience teams, fees paid to our managed hosting providers and other third-party service providers, amortization of capitalized software development costs and acquired technology, and allocated overhead costs. The increase in cost of revenue was due to significant increase in direct labor headcount and related payroll and use of sub-contracting to support the increase in revenues.

Gross Profit

The increase in revenue and increase in sub-contracting and direct labor costs resulted in a gross profit of $3,033,612 and $1,355,294 for the years ended December 31, 2018 and 2017, respectively. Gross profit increased as a result of increasing sales, partially offset by an increase in sub-contracting and direct labor costs. The increase in gross profit was primarily due to increased sales volume, an increasing revenue renewal rate and recognition of deferred revenue as a result of longer contracts. Advancements in the Company’s technology also led to certain efficiencies in the delivery of service.

Selling and Marketing Expenses

Selling and marketing expenses were $2,462,865 and $1,421,127 for the years ended December 31, 2018 and 2017, respectively. The increase in expenses resulted primarily from staff and salary increases as we expand and grow our business lines.

Research and Development Expenses

Research and development expenses were $194,429 and $181,303 for the years ended December 31, 2018 and 2017, respectively. Research and development expenses increased predominantly as a result of an increase in technology staff.

General and Administrative Expenses

General and administrative expenses were $4,950,138 and $4,271,510 for the years ended December 31, 2018 and 2017, respectively. General and administrative expenses increased primarily as a result of added headcount, higher contract labor costs, and higher benefits costs.

Loss on change in Fair Value of Derivative Liabilities

In each of October 2015, 2016 and 2017, we issued warrants with an embedded reset provision requiring us to calculate the fair value of these derivatives each reporting period and to mark them to market as a non-cash adjustment to our current period operations. This resulted in a loss of $155,027 on change in fair value of derivative liabilities for the year ended December 31, 2017. The primary driver of the change in our derivative liability is our stock price. Generally, as our stock price increases, the liability increases resulting in a larger non-cash loss for the period to period change.

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2017-11 by electing the retrospective method to the outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the fiscal year. Accordingly, we are no longer required to treat as derivatives our financial instruments with embedded anti-dilutive (reset) provisions.

Loss on settlement of Debt

In October 2018, we issued common stock upon the conversion of convertible notes payable in the amount of $224,975 plus accrued interest. In connection with this issuance, we incurred a $267,812 loss on settlement.

In November 2017, we issued common stock upon the conversion of a convertible note payable in the amount of $50,000 plus accrued interest. In connection with this issuance, we incurred a $15,724 loss on settlement.

Interest Expense, net

Interest expense, net during the year ended December 31, 2018 was $178,002 compared to $917,992 for the year ended December 31, 2017. For 2018 and 2017, interest expense, net consists primarily of amortization of debt discounts and interest incurred relating to our issued convertible notes payable.

Contracts in Process/Revenue Recognition

Under current accounting procedures, revenue is recognized when delivery of the promised goods or services is transferred to customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. Certain Software as a Service (“SaaS”) invoices are prepared on an annual basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when earned. Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Payments received in advance of services being rendered are recorded as deferred revenue. The Company only records accounts receivable for the amount of revenue recognized as service is rendered, even if the client has been billed for the entire contract value. The table below summarizes the amount of contract value in excess of the revenue recognized of $7,601,875, our deferred revenue of $3,028,787 and amount recognized as revenue in the amount of $5,660,427 in 2018. Contract and deferred revenues are expected to be recognized in future periods. The Company also receives contracts for service hours but where total contract value is uncertain. These “fee for service contracts” are recorded in the table below only if the services have been delivered and the associated revenue has been recognized.

A summary of our contracts in process is as follows:

Contracts in Process
December 31, 2018
		Revenue	Revenue Recognized	Deferred	Contract Amount in Excess of Deferred
	Contract	Recognized	12 Months Ended	Revenue	Revenue and
	Amount	prior to 2018	December 31, 2018	December 31, 2018	Recognized Revenue
Fixed Contracts	$18,482,925	$2,191,836	$5,660,427	$3,028,787	$7,601,875

Revenues for the fourth quarter of 2018 were a record $1.78 million, representing an increase of 103% from $876,000 in the same year-ago period. The revenues for the fourth quarter of 2018 represent the 12th consecutive quarter of topline growth for the Company. In addition, both deferred revenues and cash contracts in excess of revenues and deferred revenues continue to grow.

Cash contract bookings for the fourth quarter of 2018 were the highest quarter of such cash contract bookings in Company history, totaling approximately $3.50 million. This represents an increase of 124% from $1.56 million in the same year-ago period.

For the full year 2018, the Company secured a record $11.55 million in cash contract bookings, representing an increase of 83% compared to $6.31 million in 2017. During the fourth quarter as well as throughout 2018, we continued to see significant growth within our direct and indirect sales channels. The increasing number of legal cases related to issues of accessibility has driven adoption of our solutions from a compliance perspective. Further, more companies are recognizing the business value of making their sites accessible to millions more consumers. Recognition of the business ROI is being sparked by demand from end-users who are letting companies and organizations know of the significant importance of accessibility to their websites.

We have remained focused on a number of internal initiatives that are designed to make us more effective at an operational level. We have made refinements to our lead generation processes, which has led to expansion of our overall sales pipeline, and we have continued to make enhancements to the technology that underlies our solution. As we look ahead into 2019, we remain committed to making our AudioEye Ally platform an even more compelling product for our customers and an even more essential tool that enables equal opportunity for all to engage and interact in meaningful ways online.

About Key Operating Metrics

To supplement our financial information presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we consider certain operating measures that are not prepared in accordance with GAAP, including monthly recurring revenue and cash contract bookings. AudioEye reviews a number of operating metrics such as these to evaluate its business, measure performance, identify trends, formulate business plans, and make strategic decisions. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business and to facilitate comparisons of our performance to that of other similar companies.

AudioEye's Cash Contract Bookings is the contracted amount of money the customer commits to spend with the Company over an agreed amount of time, generally ranging from 12 to 60 months.

AudioEye's Monthly Recurring Revenue is the annualized spend of a customer divided by 12.

Partner or Strategic Partner is a company which provides a web-hosting platform for private and public entities and resells the AudioEye Ally managed service as a new accessibility service offering to its customers.

Liquidity and Capital Resources

Working Capital

As of December 31, 2018, the Company had cash of $5,741,549 and working capital of $3,370,983. The Company used actual net cash in operations of $1,643,854 during the year ended December 31, 2018. While the Company has been successful in raising capital in the past, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan.

	At December 31,
	2018	2017
Current assets	$6,140,350	$2,134,403
Current liabilities	2,769,367	4,333,329
Working capital (deficit)	$3,370,983	$(2,198,926)

The working capital (deficit) as of December 31, 2018 and 2017 was $3,370,983 and $(2,198,926), respectively. The change in working capital was primarily due to the increase in cash balances and elimination of the non-cash derivative liability recorded in current liabilities in 2017.

Cash Flows

	December 31,
	2018	2017
Net cash used in operating activities	$(1,643,854)	$(1,622,719)
Net cash used in investing activities	(425,783)	(424,969)
Net cash provided by financing activities	5,850,756	2,598,700
Net increase in cash	$3,781,119	$551,012

We had cash in the amount of $5,741,549 and $1,960,430 as of December 31, 2018 and December 31, 2017, respectively.

In August 2018, the Company sold 1,000,000 shares of its common stock in a private placement for a purchase price of $6.25 per share resulting in net proceeds of $5,609,215, after costs and expenses of $640,785. In addition, the Company received proceeds of $100,000 from the issuance of convertible notes in September 2018 and an additional $124,975 from the issuance of convertible notes in the subsequent month of October. It is anticipated that the Company has cash sufficient to fund operations for the next twelve months.

We may raise additional capital through the sale of equity or debt securities or borrowings from financial institutions or third parties or a combination of the foregoing. Capital raised will be used to implement our business plan, grow current operations, make acquisitions and/or start new vertical businesses among some of the possible uses.

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

Revenue Recognition

The Company recognizes revenue when delivery of the promised goods or services is transferred to its customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. We determine revenue recognition through the following five steps:

•	Identify the contract with the customer;

•	Identify the performance obligations in the contract;

•	Determine the transaction price;

•	Allocate the transaction price to the performance obligations in the contract; and

•	Recognize revenue when, or as, the performance obligations are satisfied.

Certain SaaS invoices are prepared on an annual basis. Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Payments received in advance of services being rendered are recorded as deferred revenue. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when earned. We generate substantially all our revenue from subscription services, which are comprised of subscription fees from customer accounts on the Ally Platform.

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

Capitalization of Software Development Costs

In accordance with ASC 350-40, the Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed, and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) any interest costs incurred while developing internal-use computer software. Capitalized software costs are included in intangible assets on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.

The new standard will have a material effect on the Company’s financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company will elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Beginning in 2019, the Company expects changes to its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. These revised disclosures will be made in the Company’s first quarterly report in 2019.

In June 2018, the FASB issued ASU 2018-07, regarding ASC Topic 718 Compensation - Stock Compensation, which largely aligns the accounting for share-based compensation for non-employees with employees. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Item 9A. Controls and Procedures

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including our Principal Executive and Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive and Financial Officer has concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties and a lack of formalized policies that provide for multiple levels of supervision and reviews in the Company’s internal control over financial reporting as discussed below.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2018, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2018, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties and a lack of formalized policies that provide for multiple levels of supervision and reviews in the Company’s internal control over financial reporting as described below.

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

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time and limited capital resources. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

Item 11. Executive Compensation

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders scheduled to be held on May 10, 2019, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

Item 14: Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	The following documents are filed as part of this report:

(1)	Financial Statements — See Index to Consolidated Financial Statements on page F-1 below and the financial pages that follow.

(2)	Financial Statements Schedules — Schedule II - Valuation and Qualifying Accounts. All schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes thereto.

(3)	Exhibits — The following exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

Exhibit No.	Description
3.1	Certificate of Incorporation of AudioEye, Inc., dated as of May 20, 2005 (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of February 12, 2010 (1)

3.3	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of August 16, 2012 (2)

3.4	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of March 26, 2014 (12)

3.5	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of August 1, 2018 (23)

3.6	By-laws of AudioEye, Inc. (1)

4.1	Form of Warrant (13)

4.2	Form of Warrant (14)

4.3	Certificate of Designations — Series A Convertible Preferred Stock (17)

4.4	Form of Secured Convertible Promissory Note (19)

4.5	Form of Warrant (19)

4.6	Form of Warrant (20)

4.7	Form of Omnibus Amendment to Secured Convertible Promissory Notes (20)

4.8	Form of First Amendment to Common Stock Warrant (20)

4.9	Form of Registration Rights Agreement by and between AudioEye, Inc. and each Purchaser dated August 6, 2018 (25)

4.10	Form of Warrant (21)

4.11	Form of Common Stock and Warrant Purchase Agreement (21)

10.1**	AudioEye, Inc. 2012 Incentive Compensation Plan effective December 19, 2012 (4)

10.2**	AudioEye, Inc. 2013 Incentive Compensation Plan effective August 20, 2013 (8)

10.3**	Executive Employment Agreement dated August 7, 2013 between Sean Bradley and AudioEye, Inc. (7)

10.4**	Performance Share Unit Agreement dated August 7, 2013 between Sean Bradley and AudioEye, Inc. (7)

10.5**	AudioEye, Inc. 2014 Incentive Compensation Plan effective January 27, 2014 (11)

10.6**	AudioEye, Inc. 2015 Incentive Compensation Plan effective September 5, 2014 (13)

10.7**	Executive Employment Agreement dated July 1, 2015 between Dr. Carr Bettis and AudioEye, Inc. (18)

10.8**	Executive Employment Agreement dated February 13, 2018 between Todd Bankofier and AudioEye, Inc. (23)

10.9**	Executive Employment Agreement dated February 13, 2018 between Sean Bradley and AudioEye, Inc. (23)

10.10*,**	Amended and Restated Executive Employment Agreement dated February 25, 2019 between Todd Bankofier and AudioEye, Inc.

10.11*,**	Executive Employment Agreement dated February 27, 2019 between Sean Bradley and AudioEye, Inc.

10.12*,**	Executive Employment Agreement dated February 28, 2019 between Lonny Sternberg and AudioEye, Inc.

10.13*,**	AudioEye, Inc. 2016 Incentive Compensation Plan effective December 17, 2015

10.14	Note and Warrant Purchase Agreement dated October 9, 2015 between investors and AudioEye, Inc. (19)

10.15	Security Agreement dated October 9, 2015 between investors and AudioEye, Inc. (19)

10.16	Common Stock and Warrant Purchase Agreement dated April 18, 2016 between investors and AudioEye, Inc. (20)

10.17	First Amendment to Note and Warrant Purchase Agreement dated April 18, 2016 between investors and AudioEye, Inc. (20)

10.18	Second Amendment to Note and Warrant Purchase Agreement dated October 9, 2015 between investors and AudioEye. Inc (22)

10.19	Omnibus Amendment to Common Stock Warrants dated October 9, 2015 between investors and AudioEye, Inc. (22)

10.20	First Amendment to Warrant 2016-A-17 dated April 18, 2016 between Anthion Partners II, LLC and AudioEye, Inc. (22)

10.21	First Amendment to Warrant 2016-A-18 dated April 18, 2016 between Anthion Partners II, LLC and AudioEye, Inc. (22)

10.22	First Amendment to Warrant 2016-A-03 dated April 19, 2016 between David Moradi and AudioEye, Inc. (22)

10.23	First Amendment to Warrant WC-06 dated November 6, 2015 between Anthion Partners II, LLC and AudioEye, Inc. (22)

10.24	First Amendment to Warrant WC-14 dated November 6, 2015 between Anthion Partners II, LLC and AudioEye, Inc. (22)

10.25	First Amendment to Warrant 2014-B-05 dated January 15, 2015 between David Moradi and AudioEye, Inc. (22)

10.26	First Amendment to Warrant 2014-B-06 dated January 15, 2015 between David Moradi and AudioEye, Inc. (22)

10.27	First Amendment to Warrant 2013-B-26 dated June 30, 2014 between David Moradi and AudioEye, Inc. (22)

10.28	Placement Agent Agreement dated July 30, 2018 between AudioEye, Inc. and B. Riley FBR, Inc. (24)

10.29	Form of Securities Purchase Agreement by and between AudioEye, Inc. and each Purchaser dated August 6, 2018 (25)

10.30*,**	Form of Restricted Stock Unit Award Agreements for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans

10.31*,**	Form of Performance Option Agreement for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans

10.32*,**	Form of Stock Option Agreement for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans

10.33*	Convertible Promissory Note dated September 26, 2018 issued by AudioEye, Inc. to Equity Trust Custodian, FBO Alexandre Zyngier IRA

10.34*	Warrants dated September 26, 2018 issued by AudioEye, Inc. to Equity Trust Custodian, FBO Alexandre Zyngier IRA

10.35*	Schedule of Certain Parties to Securities Purchase Agreements and Registration Rights Agreements dated as of August 6, 2018

14.1*	Code of Business Conduct and Ethics

21.1*	Subsidiaries of AudioEye, Inc.

23.1*	Consent of MaloneBailey LLP, Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Constitutes a management contract or compensatory plan or arrangement.

#	Furnished herewith.

(1)	Incorporated by reference to Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 21, 2011 (File No. 333-177463).

(2)	Incorporated by reference to Form S-1/A, filed with the SEC on October 1, 2012 (File No. 333-177463).

(3)	Incorporated by reference to Form S-1/A, filed with the SEC on February 10, 2012 (File No. 333-177463).

(4)	Incorporated by reference to Form S-1/A, filed with the SEC on January 11, 2013 (File No. 333-177463).

(5)	Incorporated by reference to Form 8-K, filed with the SEC on March 27, 2013 (File No. 333-177463).

(6)	Incorporated by reference to Form 10-K, filed with the SEC on April 15, 2013 (File No. 333-177463).

(7)	Incorporated by reference to Form 10-Q, filed with the SEC on August 9, 2013 (File No. 333-177463).

(8)	Incorporated by reference to Form S-8, filed with the SEC on August 28, 2013 (File No. 333-177463).

(11)	Incorporated by reference to Form S-1/A, filed with the SEC on February 4, 2014 (File No. 333-177463).

(12)	Incorporated by reference to Form 10-K, filed with the SEC on March 31, 2014.

(13)	Incorporated by reference to Form 10-Q, filed with the SEC on November 7, 2014.

(14)	Incorporated by reference to Form 8-K, filed with the SEC on January 7, 2015.

(15)	Incorporated by reference to Form 8-K, filed with the SEC on March 6, 2015.

(16)	Incorporated by reference to Form 8-K, filed with the SEC on April 1, 2015.

(17)	Incorporated by reference to Form 8-K, filed with the SEC on May 7, 2015.

(18)	Incorporated by reference to Form 8-K, filed with the SEC on July 8, 2015.

(19)	Incorporated by reference to Form 8-K, filed with the SEC on October 16, 2015.

(20)	Incorporated by reference to Form 8-K, filed with the SEC on April 19, 2016.

(21)	Incorporated by reference to Form 8-K, filed with the SEC on December 22, 2016.

(22)	Incorporated by reference to Form 8-K, filed with the SEC on October 16, 2017.

(23)	Incorporated by reference to Form 8-K, filed with the SEC on August 7, 2018.

(24)	Incorporated by reference to Form 8-K, filed with the SEC on July 31, 2018.

(25)	Incorporated by reference to Form 8-K, filed with the SEC on August 7, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2019.

AUDIOEYE, INC.

By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

By:	/s/ Todd Bankofier
Todd Bankofier
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Carr Bettis, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Carr Bettis	Executive Chairman/Chairman of the Board and Director	March 27, 2019
Dr. Carr Bettis

/s/ Todd Bankofier	Chief Executive Officer	March 27, 2019
Todd Bankofier

/s/ Sean Bradley	President, Chief Strategy Officer, and Secretary	March 27, 2019
Sean Bradley

/s/ Anthony Coelho	Director	March 27, 2019
Anthony Coelho

/s/ Ernest Purcell	Director	March 27, 2019
Ernest Purcell

/s/ Alexandre Zyngier	Director	March 27, 2019
Alexandre Zyngier

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDIOEYE, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AudioEye, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AudioEye, Inc. and its subsidiary (collectively the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2011.

Houston, Texas

March 27, 2019

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS
Current assets:
Cash	$5,741,549	$1,960,430
Accounts receivable, net	172,384	105,817
Marketable securities, held in related party	510	750
Deferred costs, short term	176,006	-
Prepaid expenses and other current assets	49,901	67,406
Total current assets	6,140,350	2,134,403

Property and equipment, net	108,007	34,994

Deferred costs, long term	93,790	-
Intangible assets, net	2,061,404	2,164,463
Goodwill	700,528	700,528

Total assets	$9,104,079	$5,034,388

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$93,544	$82,628
Related party payables	14,467	23,535
Derivative liabilities	-	2,984,010
Capital leases, short term	30,172	-
Deferred rent	4,472	9,402
Deferred revenue	2,626,712	1,233,754
Total current liabilities	2,769,367	4,333,329

Long term liabilities:
Capital leases, long term	51,150	-
Deferred rent	6,585	5,048
Deferred revenue	402,075	-

Total liabilities	3,229,177	4,338,377

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized
Series A Convertible Preferred stock, $0.00001 par value, 200,000 shares designated, 105,000 and 110,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1	1
Common stock, $0.00001 par value, 50,000,000 shares authorized, 7,579,995 and 6,467,066 shares issued and outstanding as of December 31, 2018 and 2017, respectively	76	65
Additional paid-in capital	48,017,926	40,121,845
Accumulated deficit	(42,143,101)	(39,425,900)
Total stockholders' equity	5,874,902	696,011

Total liabilities and stockholders' equity	$9,104,079	$5,034,388

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017
Revenues	$5,660,427	$2,739,439

Cost of revenue	2,626,815	1,384,145

Gross profit	3,033,612	1,355,294

Operating expenses:
Selling and marketing	2,462,865	1,421,127
Research and development	194,429	181,303
General and administrative	4,950,138	4,271,510
Total operating expenses	7,607,432	5,873,940

Operating loss	(4,573,820)	(4,518,646)

Other income (expense):
Unrealized loss on derivative liabilities	-	(155,027)
Unrealized loss on marketable securities	(240)	(450)
Loss on settlement of debt	(267,812)	(15,724)
Interest income (expense), net	(178,002)	(917,992)
Total other (expenses) income	(446,054)	(1,089,193)

Net loss	(5,019,874)	(5,607,839)

Dividends on Series A convertible preferred stock	(53,740)	(75,206)

Net loss available to common stockholders	$(5,073,614)	$(5,683,045)

Net loss per common share-basic and diluted	$(0.74)	$(1.21)

Weighted average common shares outstanding-basic and diluted	6,892,238	4,693,437

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

TWO YEARS ENDED DECEMBER 31, 2018

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	4,460,983	$45	160,000	$2	$34,125,251	$(33,818,061)	$307,237
Common stock and warrants sold for cash	442,857	5	-	-	1,549,995	-	1,550,000
Common stock issued upon conversion of preferred stock	128,161	1	(50,000)	(1)	-	-	-
Common stock issued for services	6,667	-	-	-	25,001	-	25,001
Common stock issued in exchange for exercise of warrants on a cashless basis	793,317	8	-	-	(8)	-	-
Common stock issued in exchange for exercise of warrants at $1.75 per share	120,000	1	-	-	209,999	-	210,000
Common stock issued in settlement of convertible notes and accrued interest	515,081	5	-	-	865,331	-	865,336
Loss on settlement of convertible note payable	-	-	-	-	15,724	-	15,724
Reclassify fair value of liability warrants issued in connection with sale of common stock	-	-	-	-	(6,062)	-	(6,062)
Reclassify fair value of liability warrants exercised	-	-	-	-	758,911	-	758,911
Restricted stock units, warrants and options issued for services	-	-	-	-	1,750,620	-	1,750,620
Restricted stock units issued in payment of accrued compensation	-	-	-	-	14,583	-	14,583
Beneficial conversion feature and warrants issued with convertible notes	-	-	-	-	812,500	-	812,500
Net loss	-	-	-	-	-	(5,607,839)	(5,607,839)
Balance, December 31, 2017	6,467,066	$65	110,000	$1	$40,121,845	$(39,425,900)	$696,011

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

TWO YEARS ENDED DECEMBER 31, 2018

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	6,467,066	$65	110,000	$1	$40,121,845	$(39,425,900)	$696,011
Common stock sold for cash	1,000,000	10	-	-	5,609,205	-	5,609,215
Common stock issued upon conversion of preferred stock	13,204	-	(5,000)	-	-	-	-
Common stock issued in exchange for exercise of warrants on a cashless basis	5,842	-	-	-	-	-	-
Common stock issued in exchange for exercise of options on a cashless basis	3,701	-	-	-	-	-	-
Common stock issued in settlement of convertible notes and accrued interest	60,182	1	-	-	225,686	-	225,687
Common stock issued in exchange for exercise of options at $1.025 per share	20,000	-	-	-	20,500	-	20,500
Common stock issued in exchange for exercise of warrants at $1.025 per share	10,000	-	-	-	10,250	-	10,250
Effect of adoption of Accounting Codification Standard 2014-09, Revenue from Contracts with Customers	-	-	-	-	-	80,153	80,153
Reclassify derivative liability to equity upon adoption of Accounting Codification Standard 2017-11, Earnings Per Share	-	-	-	-	761,490	2,222,520	2,984,010
Warrants issued with convertible notes	-	-	-	-	175,617	-	175,617
Loss on settlement of debt	-	-	-	-	267,812	-	267,812
Restricted stock units, warrants and options issued for services	-	-	-	-	825,521	-	825,521
Net loss	-	-	-	-	-	(5,019,874)	(5,019,874)
Balance, December 31, 2018	7,579,995	$76	105,000	$1	$48,017,926	$(42,143,101)	$5,874,902

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,019,874)	$(5,607,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	551,335	538,761
Amortization of debt discounts	175,617	862,500
Bad debt expense	-	3,202
Non-cash interest expense associated with derivative warrants	-	39,944
Option, warrant, RSU and PSU expense	825,521	1,750,620
Stock issued for services	-	25,001
Change in fair value of liability warrants due to exercise price reduction	-	13,262
Unrealized loss on marketable securities	240	450
Change in fair value of derivative liabilities	-	155,027
Amortization of deferred commission	103,383	-
Loss on settlement of debt	267,812	15,724
Changes in operating assets and liabilities:
Accounts receivable	(66,567)	(64,374)
Deferred costs	(293,026)	-
Other current assets	17,505	(47,846)
Accounts payable and accruals	11,628	(160,213)
Deferred rent	(3,393)	(207)
Deferred revenue	1,795,033	847,269
Related party payables	(9,068)	6,000
Net cash used in operating activities	(1,643,854)	(1,622,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(10,893)	(41,167)
Purchase of domain name	(10,000)	-
Software development costs	(404,890)	(383,802)
Net cash used in investing activities	(425,783)	(424,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	5,609,215	1,550,000
Issuance of convertible note payable-related party	50,000	-
Issuance of convertible notes payable	174,975	862,500
Proceeds from exercise of warrants	10,250	210,000
Proceeds from exercise of options	20,500	-
Repayments of notes payable and capital leases	(14,184)	(23,800)
Net cash provided by financing activities	5,850,756	2,598,700

Net increase in cash	3,781,119	551,012
Cash-beginning of period	1,960,430	1,409,418
Cash-end of period	$5,741,549	$1,960,430

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,491	$-
Income taxes paid	-	-

Non-cash investing and financing activities:
Reclassify fair value of liability warrants from equity to liability upon issuance	$-	$6,062
Reclassify fair value of liability warrants from liability to equity upon exercise	-	758,911
Debt discount originated from derivative feature of warrants attached to note	-	50,000
Common stock issued in settlement of convertible notes payable and accrued interest	225,687	865,336
Debt discount originated from issuance of warrant attached to notes payable	175,617	812,500
Restricted stock units issued in payment of accrued compensation	-	14,583
Common stock issued for cashless exercise of warrants and options	-	8
Common stock issued on conversion of preferred stock	-	1
Equipment acquired from capital leases	95,506	-
Reclassify fair value of warrant liabilities to equity upon adoption of ASU 2017-11	2,984,010	-
Effect of adoption of Accounting Codification Standard 2014-09, Revenue from Contracts with Customers	80,153	-

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1 — ORGANIZATION

AudioEye, Inc. (“we”, “our”, the “Company”) was incorporated on May 20, 2005 in the state of Delaware. The Company has developed patented, Internet content publication and distribution software that enables conversion of any media into accessible formats and allows for real time distribution to end users on any Internet connected device. The Company’s focus is to create more comprehensive access to Internet, print, broadcast and other media to all people regardless of their network connection, device, location, or disabilities.

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

Our common stock is listed on The NASDAQ Capital Market under the symbol “AEYE” since September 4, 2018. Prior to September 4, 2018, our common stock was listed on the OTCQB and the OTC Bulletin Board since April 15, 2013 under the same symbol.

In August 2018, the Company sold 1,000,000 shares of its common stock at $6.25 per share for net proceeds of $5,609,215, after costs and expenses of $640,785 (the “Private Placement”). At the closing of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors pursuant to which the Company agreed to register the Shares for resale. On September 4, 2018, the Company filed a registration statement on Form S-1 covering the resale or other disposition of the securities subject to the Registration Rights Agreement.

On August 1, 2018, the Company amended its Articles of Incorporation to implement a reverse stock split in the ratio of 1 share for every 25 shares of common stock and to reduce the number of authorized common stock from 250,000,000 to 50,000,000. As a result, 186,994,384 shares of the Company’s common stock were exchanged for 7,479,775 shares of the Company's common stock. These financial statements have been retroactively restated to reflect the reverse stock split. (See Note 11)

NOTE 2 — MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2018, the Company had cash of $5,741,549 and working capital of $3,370,983. In addition, the Company used actual net cash in operations of $1,643,854 during the year ended December 31, 2018.

In August 2018, the Company sold 1,000,000 shares of its common stock at $6.25 per share for net proceeds of $5,609,215, after costs and expenses of $640,785. In connection with the October 9, 2015 Note and Warrant Purchase Agreement, the Company has received proceeds from issuance of convertible notes payable of $100,000 in September 2018 and $124,975 in October 2018 (see Note 8). It is anticipated that the Company has cash sufficient to fund operations for the next twelve months.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements. The Company has a fiscal year ending on December 31. Certain prior period amounts have been reclassified to conform to current period classification.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Empire Technologies, LLC (“Empire”). All significant inter-company accounts and transactions have been eliminated. During the years ended December 31, 2018 and 2017, Empire had no activity. Empire had no assets or liabilities as of December 31, 2018 and 2017.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Revenue Recognition

Revenue is recognized when delivery of the promised goods or services is transferred to its customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following five steps:

•	Identify the contract with the customer;

•	Identify the performance obligations in the contract;

•	Determine the transaction price;

•	Allocate the transaction price to the performance obligations in the contract; and

•	Recognize revenue when, or as, the performance obligations are satisfied.

Certain Software as a Service (“SaaS”) invoices are prepared on an annual basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when earned. Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Payments received in advance of services being rendered are recorded as deferred revenue. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when earned. We generate substantially all our revenue from subscription services, which are comprised of subscription fees from customer accounts on the Ally Platform.

The following table presents our revenues disaggregated by type of good or service and sales channel:

	Year ended December 31,
	2018	2017
Subscription revenue and support – Direct	$4,315,168	$2,543,947
Subscription revenue and support – Indirect (Strategic partners)	1,345,259	195,492
Total revenues	$5,660,427	$2,739,439

There were significant changes in contract liabilities balances during the year ended December 31, 2018. The table below summarizes the activity within the deferred revenue accounts, during the year ended December 31, 2018:

	December 31,	Cash	Revenue	December 31,
	2017	received	recognized	2018
Deferred revenue	$1,233,754	$5,969,417	$4,174,384	$3,028,787

As of December 31, 2018, $2,626,712 was classified as short term and is expected to be recognized over the next twelve months. The remaining $402,075 is long-term deferred revenue to be recognized thereafter.

At December 31, 2018, the Company had one customer representing 22% of the outstanding accounts receivable. At December 31, 2017, the Company had five customers representing 18%, 14%, 14%, 13% and 10% (an aggregate of approximately 69%) of the outstanding accounts receivable.

The Company had one major customer including their affiliates which generated approximately 11.8% of its revenue in the year ended December 31, 2018.

The Company had two major customers including their affiliates which generated approximately 28.4% (18.0% and 10.4%) of its revenue in the year ended December 31, 2017.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The Company applied Topic 606 using the following practical expedients:

•	The measurement of the transaction price excludes all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer;
•	The new revenue guidance has been applied to portfolios of contracts with similar characteristics;
•	The modified retrospective approach has been applied only to contracts that are not completed contracts at the date of initial adoption;
•	The value of unsatisfied performance obligations for contracts with an original expected length of one year or less has not been disclosed; and
•	the costs of obtaining contracts with customers are expensed when the amortization period would have been one year or less.

The most significant impact of the standard relates to capitalizing costs to acquire contracts, which have historically been expensed as incurred. As of December 31, 2017, the Company’s sales commission plans have included multiple payments, including initial payments in the period a customer contract is obtained and deferred payments over the life of the contract as future payments are collected from the customers. Under the standard, only the initial payment is subject to capitalization as the deferred payments require a substantive performance condition of the employee. These initial commission payments are now capitalized in the period a customer contract is obtained and payment is received; and will be amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. The expected period of benefit is the contract term, except when the commission payment is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected, and renewal commissions are not commensurate with initial commissions. Such commissions are amortized over the greater of contract term or technological obsolescence period when the underlying contracted products are technology-based, such as for the SaaS-based platforms, or the expected customer relationship period when the underlying contracted products are not technology-based, such as for patient experience survey products. Upon adoption of Topic 606, the Company reclassified $80,153 from equity previously expensed commissions to deferred costs effective January 1, 2018. See Note 6 below for a summary of activity in the deferred costs account during the year ended December 31, 2018.

Effects of adoption of ASU 2014-09 are as follows:

	At January 1, 2018:
	Prior to adoption of ASU 2014-09	Subsequent to adoption of ASU 2014-09	Change
Accumulated deficit	$(39,425,900)	$(39,345,747)	$(80,153)
Deferred commission costs	$-	$80,153	$80,153

Cost of Revenue

Cost of revenue consists primarily of employee-related costs, including payroll, benefits and stock-based compensation expense for our technology operations and customer experience teams, fees paid to our managed hosting providers and other third-party service providers, amortization of capitalized software development costs and acquired technology, and allocated overhead costs.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Capitalization of Software Development Costs

In accordance with ASC 350-40, the Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed, and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) any interest costs incurred while developing internal-use computer software. Capitalized software costs are included in intangible assets on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software (see Note 5).

Research and Technology Expenses

Research and technology expenses are expensed in the period costs are incurred. For the year ended December 31, 2018 and 2017, research and technology expenses totaled $194,429 and $181,303 respectively.

Cash and Cash Equivalents

The Company considers cash in savings accounts to be cash equivalents. The Company considers any short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents. There were no cash equivalents as of December 31, 2018 and 2017.

Investments in Equity Securities

The Company has elected the fair value option under ASC 825 for its investments in marketable equity securities. Investments in marketable securities are measured at fair value through earnings and consist of common stock holdings of publicly traded companies. These equity securities are marked to market at the end of each reporting period based on the closing price of the security at each balance sheet date. Changes in fair value are recorded as unrealized gains or losses in the consolidated statement of operations in accordance with ASC 321.

From time to time, the Company invests in the securities of other entities where there exists no active market for the securities held. These strategic investments may consist of non-controlling equity investments in privately held companies. These investments without readily determinable fair values for which the Company does not have the ability to exercise significant influence are accounted for using the measurement alternative. Under the measurement alternative, the non-marketable securities are carried at cost less any impairments, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Fair value is not estimated for non-marketable equity securities if there are no identified events or changes in circumstances that may have an effect on the fair value of the investment.

Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. The Company does not generally require collateral for its accounts receivable. During the years ended December 31, 2018 and 2017, the Company incurred $-0- and $3,202 as bad debt expense. There was an allowance for doubtful accounts of $-0- as of December 31, 2018 and 2017.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Goodwill, Intangible Assets, and Long-Lived Assets

Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at December 31, 2018 and 2017 and determined that there was no impairment.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Long-lived assets were evaluated for impairment and no impairment losses were incurred during the years ended December 31, 2018 and 2017, respectively.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Earnings (loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. “Diluted earnings per share” reflects the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. The dilutive effect of our convertible preferred stock and convertible debentures is computed using the if-converted method, which assumes conversion at the beginning of the year.

Potentially dilutive securities excluded from the computation of basic and diluted net earnings (loss) per share for the year ended December 31, 2018 and 2017 are as follows:

	2018	2017
Preferred stock on a converted basis	283,407	284,360
Options to purchase common stock	997,989	1,003,836
Warrants to purchase common stock	1,781,715	1,919,906
Restricted stock units	222,514	156,340
Totals	3,285,625	3,364,442

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2018 and 2017, the Company did not have any derivative instruments that were designated as hedges.

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

DECEMBER 31, 2018 AND 2017

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

DECEMBER 31, 2018 AND 2017

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

In October and November 2015 and April 2017, the Company issued warrants with an exercise price of $2.50 in connection with convertible debt instruments. The five-year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $2.50 per share. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value.

The Company estimated the fair value of these derivative warrants at initial issuance and again at each balance sheet date. The changes in fair value are recognized in earnings in the Consolidated Statements of Operations under the caption “unrealized gain/(loss) – derivative liability” until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value as of the dates of issuance, the price of the Company stock ranged $0.775 to $4.675, volatility was estimated to be 102% to 172%, the risk-free rate ranged 1.14% to 1.79% and the remaining term was 5 years.

In 2016 and 2017, the Company issued warrants with an exercise price of $6.25 in connection with the sale of the Company’s common stock. The five-year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $6.25 per share. The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value.

The Company estimated the fair value of these derivative warrants at initial issuance and again at each balance sheet date. The changes in fair value are recognized in earnings in the Consolidated Statements of Operations under the caption “unrealized gain/ (loss) – derivative liability” until such time as the derivative warrants are exercised or expire. The Company used the Black-Scholes Option Pricing model to estimate the fair value and as of the dates of issuance, the price of the Company stock ranged $3.80 to $4.875, volatility was estimated to be from 169% to 178%, the risk-free rate ranged 1.22% to 1.87% and the remaining term was 5 years. The estimated initial fair value of these warrants of $6,062 during 2017 was reclassified from equity to liability at the date of issuance.

On May 2, 2017, a warrant holder exercised a warrant to acquire 40,000 shares of the Company’s common stock under a cashless provision. The Company used the Black-Scholes Option Pricing model to estimate the fair value and as of the date of exercise, the price of the Company stock was $5.00, volatility was estimated at 171%, the risk-free rate of 1.45% and the remaining term was 3.4 years. The estimated fair value of the warrant of $184,569 was reclassified from liability to equity at the date of exercise.

In October and November 2017, the Company offered, as an inducement to exercise, to reduce the exercise price of previously issued warrants from $2.50 per share to $1.75 per share. The Company used the Black-Scholes Option Pricing model to estimate the change in fair value and the dates of exercise, the price of the Company’s common stock was $3.475 to $3.8725, volatility estimated from 165% to 166%, risk free rate from 1.60% to 1.99% and remaining term from 2.94 to 4.42 years. The estimated fair value of the change in warrant fair value of $13,262 was charged to current period interest expense. The estimated fair value of the warrants at the dates of exercise of $574,342 was reclassified from liability to equity at the date of exercise(s). In connection with the offering, the exercise price of an aggregate of 71,680 previously issued warrants with anti-dilutive provisions were reset from $6.25 to $1.75 per share

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

At December 31, 2017, the price of the Company stock was $3.8725, volatility was estimated to be 163.9%, the risk-free rate from 1.98% to 2.20% and the remaining term ranged from 2.77 to 4.03 years. As of December 31, 2017, the fair value of the warrants was determined to be $2,984,010, resulting in an unrealized loss on the change in the fair value of this derivative liability of $155,027 for the year ended December 31, 2017.

Effective January 1, 2018, the Company adopted ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). See discussion above. The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of December 31, 2018 and 2017:

		Fair Value
	Fair Value	Hierarchy
Assets
Marketable securities, December 31, 2018	$510	Level 1
Marketable securities, December 31, 2017	$750	Level 1

Liabilities
Derivative liabilities, December 31, 2018	$-	Level 3
Derivative liabilities, December 31, 2017	$2,984,010	Level 3

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.

The new standard will have a material effect on the Company’s financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company will elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Beginning in 2019, the Company expects changes to its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. These revised disclosures will be made in the Company’s first quarterly report in 2019.

In June 2018, the FASB issued ASU 2018-07, regarding ASC Topic 718 Compensation - Stock Compensation, which largely aligns the accounting for share-based compensation for non-employees with employees. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2018 and 2017 is summarized as follows:

	2018	2017
Computer equipment	$62,170	$63,517
Equipment under capital lease	95,506	-
Furniture and fixtures	4,968	3,128
Total	162,644	66,645
Less accumulated depreciation	(54,637)	(31,651)
Property and equipment, net	$108,007	$34,994

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful life of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Included in net property are assets under capital leases of $95,506, less accumulated depreciation of $16,117 as of December 31, 2018 and $0, less accumulated depreciation of $0 as of December 31, 2017, respectively.

The Company spent $10,893 in purchases and leased $95,506 of equipment during the year ended December 31, 2018 and $41,167 in purchases of equipment during the year ended December 31, 2017. Depreciation expense was $33,386 and $6,173 for the year ended December 31, 2018 and 2017.

NOTE 5 — INTANGIBLE ASSETS

For the year ended December 31, 2018 and 2017, the Company invested in software development costs in the amounts of $404,890 and $383,802 respectively and acquired a domain name in 2018 in the amount of $10,000.

Patents, technology and other intangibles with contractual terms are generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. Due to the Company’s history of operating losses, intangible assets were evaluated for impairment and no impairment losses were incurred during the years ended December 31, 2018 and 2017, respectively.

Software development costs are amortized over their estimated useful life of three years.

Intangible assets consisted of the following:

	2018	2017
Patents	$3,697,709	$3,697,709
Capitalized software development	1,410,259	1,005,369
Domain name	10,000	-
Accumulated amortization	(3,056,564)	(2,538,615)
Intangible assets, net	$2,061,404	$2,164,463

Amortization expense for patents totaled $374,632 and $379,158 for the year ended December 31, 2018 and 2017, respectively. Amortization expense for software development totaled $143,317 and $153,430 for the years ended December 31, 2018 and 2017, respectively.

Total amortization expense totaled $517,949 and $532,588 for the year ended December 31, 2018 and 2017, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 6 — DEFERRED COSTS

Effective January 1, 2018, the Company capitalizes initial and renewal sales commission payments in the period a customer contract is obtained, and payment is received; and is amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, which we have deemed to be the contract term.

Such commissions are amortized over the greater of contract term or technological obsolescence period when the underlying contracted products are technology-based, such as for the SaaS-based platforms, or the expected customer relationship period when the underlying contracted products are not technology-based, such as for patient experience survey products. The table below summarizes the activity within the deferred commission costs account, during the year ended December 31, 2018:

	January 1,	Commission	Commission	December 31,
	2018	Costs Deferred	Amortized	2018
Deferred costs, short term	$80,153	$199,236	$(103,383)	$176,006
Deferred costs, long term	-	93,790	-	93,790
Deferred commission costs	$80,153	$293,026	$(103,383)	$269,796

During the year ended December 31, 2018, the Company deferred an aggregate $293,026 commissions paid and reclassified from equity $80,153 previously paid and expensed commissions. Amortization of deferred costs for the year ended December 31, 2018 was $103,383.

NOTE 7 — CAPITAL LEASES

	2018	2017
Capital equipment lease dated April 5, 2018	$13,056	$-
Capital equipment lease dated May 8, 2018	14,525	-
Capital equipment lease dated June 27, 2018	21,701	-
Capital equipment lease dated September 18, 2018	15,368	-
Capital equipment lease dated September 28, 2018	16,672
Total capital leases payable	81,322	-
Less current portion	(30,172)	-
Long term portion	$51,150	$-

During the year ended December 31, 2018, the Company entered into five capital leases for computer equipment for a three-year term.  The Company recognized these arrangements as capital leases based on the determination the leases exceeded 75% of the economic life of the underlying assets.  The Company initially recorded the equipment and the capitalized lease liability at the estimated present value of the minimum lease payments of $95,506.

The leases include base monthly payments in aggregate of $2,894, due on the contract monthly anniversary of each calendar month.  At the expiration of the lease, the Company is required to return all leased equipment to the lessor with right of repurchase at fair value. The Company has made payments in the amount of $14,184 during the year ended December 31, 2018. The effective interest rate of the capitalized lease is estimated at 6.00% based on the implicit rate in the lease agreements.

The following summarizes the assets under capital leases:

	2018	2017
Classes of property
Computer equipment	$95,506	$-
Less: accumulated depreciation	(16,117)	-
	$79,389	$-

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The following summarizes total future minimum lease payments at December 31, 2018:

Period ending December 31,
2019	$34,729
2020	34,729
2021	18,985
Total minimum lease payments	88,443
Amount representing interest	7,121
Present value of minimum lease payments	81,322
Current portion of capital lease obligations	30,172
Capital lease obligation, less current portion	$51,150

NOTE 8 — CONVERTIBLE NOTES PAYABLE

2017:

On April 11, 2017, the Company issued a convertible promissory note in the principal amount of $50,000 (the “Note”) and warrant (the “Warrant”) to purchase 20,000 shares of common stock of the Company. The Note and Warrant were issued in connection with an election granted under our October 9, 2015 Note and Warrant Purchase Agreement (the “October 2015 Purchase Agreement”) whereby any investor in the October 2015 Purchase Agreement within the three-year period immediately following the initial closing date, may purchase an additional note in the principal amount equal to 50% of the principal amount of the initial note purchased by such investor at previous closings and an additional warrant with an aggregate exercise price equal to such investor’s the principal amount of such additional note.

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

The Warrant is exercisable at $2.50 per share and expires 5 years following the date of issuance. The Warrant is subject to anti-dilution protection, subject to certain customary exceptions.

The estimated fair value of the issued warrant of $89,944 was charged as a debt discount up to the net proceeds of the note ($50,000) and the excess ($39,944) recorded as current period interest expense. The Company amortized $50,000 of the debt discount to current period operations as interest expense for the year ended December 31, 2017.

On November 30, 2017, the Company issued 31,450 shares of the Company’s in full settlement of the promissory note and accrued interest of $2,836. In connection with the settlement, the Company incurred a $15,724 loss on settlement of debt.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

On October 11, 2017, the “Company entered into a Second Amendment to the Note and Warrant Purchase Agreement (the “Purchase Agreement Amendment”) and an Omnibus Amendment to Common Stock Warrants (the “Warrant Amendment”), which collectively amend that certain Note and Warrant Purchase Agreement dated as of October 9, 2015 (the “Original Agreement”) and the warrants previously issued thereunder (the “Warrants”) to, among other things; (i) for the period from the Closing Date until November 8, 2017 (the “Discount Period”), provide parties to the Original Agreement the option to purchase additional notes (in an amount of up to 50% of their respective original investment as provided in the Original Agreement) that will immediately convert to shares of common stock of the Company (“Common Stock”) at a price of $1.68 per share along with warrants exercisable for shares of Common Stock at a price of $1.75 per share if exercised during the Discount Period or $2.50 per share if exercised during the term of the warrant following the Discount Period; (ii) provide for certain registration rights for shares of Common Stock issued pursuant to the Original Purchase Agreement, as amended, at any time after 30 days subsequent to the listing of the Common Stock on a national securities exchange; and (iii) amend the Warrants such that they are exercisable for shares of Common Stock at a price of $1.75 per share if exercised during the Discount Period or $0.10 per share if exercised during the term of the warrant following the Discount Period.

The Company recognized a charge of $13,262 to current period interest for change in fair value due to the warrant modifications using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, a risk-free interest rate of 1.60% to 1.99%, a dividend yield of 0%, and volatility of 165.18% to 166.12%.

In November 2017, the Company issued convertible promissory notes in aggregate of $812,500 and 325,000 warrants to acquire the Company’s common stock at $1.75 per share for five years under the above described terms. The notes were immediately converted into 483,631 shares of the Company’s common stock at a conversion rate of $1.68 per share. Of the issued 325,000 warrants, 30,000 warrants were exercised for net proceeds of $52,500.

In accordance with ASC 470-20, the Company recognized the value attributable to the warrants and the conversion feature in the aggregate amount of $812,500 to additional paid in capital and a discount against the November 2017 notes. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, a risk-free interest rate of 1.83% to 2.01%, a dividend yield of 0%, and volatility of 165.45% to 166.12%. Due to the immediate conversion feature, the debt discount attributed to the value of the warrants and conversion feature in aggregate of $812,500 was charged to current period as interest expense.

2018:

In connection with the October 9, 2015 Note and Warrant Purchase Agreement, in September 2018 and October 2018, the Company issued convertible promissory notes in aggregate principal amount of $224,975 (the “Notes”) and warrants (the “Warrants”) to purchase 89,990 shares of common stock of the Company. $50,000 of the principal was in connection with an entity that a member of the Company’s board of directors is deemed a beneficial owner (see Note 10). Subject to the agreement, any investor in the October 9, 2015 Purchase Agreement within the three-year period immediately following the initial closing date, may purchase an additional note in the principal amount equal to 50% of the principal amount of the initial note purchased by such investor at previous closings and an additional warrant equal to the principal amount of such additional note divided by the exercise price of the additional warrant.

The Notes bore interest at 10% and matured on the earlier of October 9, 2018 or after the occurrence of an event of default (as defined in the Note). In the event of any conversion, all interest was converted into equity and shall not be payable in cash.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

On October 2, 2018, the Company’s board of directors approved to convert the debt, upon maturity, at $3.75 per share, which is 60% of the price per share at which equity was sold in August 2018 and will be treated as debt extinguishment at conversion. On October 29, 2018, the Company issued an aggregate of 60,182 shares of its common stock in settlement of the outstanding notes and accrued interest of $225,687 (principal plus accrued interest). In connection with the settlement, the Company incurred a loss on settlement of debt of $267,812, calculated as the difference between the fair value of the shares of common stock issued less the value of convertible debt settled.

The Warrants are exercisable at $2.50 per share and expire 5 years following the date of issuance. The Warrants are subject to anti-dilution protection, subject to certain customary exceptions.

In accordance with Accounting Standards Codification subtopic 470-20, the Company estimated relative fair value of the issued warrants, determined to be $175,617 as a credit to additional paid in capital. The Company amortized $175,617 of the debt discount to current period operations as interest expense for the year ended December 31, 2018.

NOTE 9 — RELATED PARTY TRANSACTIONS

Issuance of convertible notes payable

In 2017, the Company issued an aggregate of $762,500 in convertible notes payable and warrants to acquire 305,000 shares of the Company’s common stock with a term of five years, an exercise price of $1.75 per share to David Moradi. Upon issuance, the convertible notes immediately and automatically convert into the Company’s common stock at a conversion rate of $1.68 per share.

In 2017, the Company issued an aggregate of 453,869 shares of the Company’s common stock in settlement of outstanding convertible notes, issued in 2017, for $762,500 to David Moradi.

On September 26, 2018, the Company issued a $50,000 convertible note payable and warrants to acquire 20,000 shares of the Company’s common stock with a term of five years, an exercise price of $2.50 per share to an entity that Alexandre Zyngier, a member of the Company’s board of directors is deemed a beneficial owner. On October 29, 2018, the Company issued 13,384 shares of the Company’s common stock in settlement of this outstanding convertible note, discussed further in Note 8, issued in 2018, for $50,000 and accrued interest.

Sales of common stock

In 2017, the Company sold to Anthion Partners II, LLC, an entity under the control of David Moradi, 214,286 shares of the Company’s common stock for net proceeds of $750,000.

In 2017, the Company issued 30,000 shares of the Company’s common stock in exchange for the exercise of warrants for net proceeds of $52,500 to David Moradi.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

In 2017, the Company issued 729,028 shares of the Company’s common stock in exchange for the exercise on a cashless basis of 734,133 warrants to David Moradi.

In summary, as of December 31, 2018 and 2017, the total balances of related party payable were $14,467 and $23,535, respectively.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Operating leases

The Company’s principal executive offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 5,151 square feet as of December 31, 2018. The Company’s principal executive office was leased for an aggregate amount of $4,724 per month through September 1, 2016, $5,474 through September 30, 2017 and an aggregate amount of $6,224 per month as of December 31, 2017. On December 21, 2017, effective February 1, 2018, the Company amended its existing lease to expand its Arizona office to approximately 4,248 square feet that expires September 30, 2021. As such, beginning February 1, 2018, the basic rent increased to $9,598 on February 1, 2018. On October 2, 2018, effective December 1, 2018, the Company amended further its existing lease to expand its Arizona office to approximately 5,151 square feet. In accordance with the amended lease, rent increases to $11,810 on January 1, 2019, escalating to $12,977 at the end of the lease, which was extended to October 31, 2022.

The Company also has offices in Atlanta, previously located at 1855 Piedmont Road, Suite 200, Marietta, Georgia leased for an aggregate of $2,763 per month. Beginning September 1, 2016, we re-located offices located at 3901 Roswell Road, Suite 134, leased for an aggregate of $3,937 per month as of December 31, 2017 and expiring September 30, 2019. On December 29, 2017, effective February 1, 2018, amended its existing lease to expand its Georgia office to approximately 3,831 square feet. As such, beginning February 1, 2018, the basic rent increases by $1,500 on February 1, 2018 through remainder of lease term. Subsequent to year end, in February 2019, the Company entered into a lease for new offices in Marietta, Georgia located at 450 Franklin Gateway, Marietta, Georgia consisting of approximately 9,662 square feet. The new lease will commence, depending on substantial completion of the landlord’s development but no later than June 1, 2019.

In 2018 and 2017, we leased office space in New York on a month to month basis for $300 per month.

Beginning November 1, 2015, we subleased an office from a company controlled by our Executive Chairman in Scottsdale, AZ for $3,578 per month as of December 31, 2018.

Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the years ended December 31, 2018 and 2017, rent expense was $220,407 and $144,030, respectively and as of December 31, 2018 and 2017, net deferred rent payable was $11,057 and $14,450, respectively.

The following is a schedule of future minimum lease payments for all non-cancelable operating leases for each of the next four years ending December 31 and thereafter:

Year ended December 31,
2019	195,454
2020	147,079
2021	150,386
2022	142,242
Total	$635,161

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

NOTE 11 — STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

On August 1, 2018, the Company amended its Articles of Incorporation to implement a reverse stock split in the ratio of 1 share for every 25 shares of common stock and to reduce the number of authorized common stock from 250,000,000 to 50,000,000. No fractional shares were issued from such aggregation of common stock, upon the reverse split; any fractional share was rounded up and converted to the nearest whole share of common stock. As a result, 186,994,384 shares of the Company’s common stock were exchanged for 7,479,775 shares of the Company's common stock resulting in the transfer of $1,795 from common stock to additional paid in capital. These amendments were approved and filed of record by the Delaware Secretary of State and effective on August 1, 2018.  FINRA declared the Company’s 1-for-25 reverse stock split market effective as of August 8, 2018. These financial statements have been retroactively restated to reflect the reverse stock split.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Preferred Stock

As of December 31, 2018 and 2017, the Company had 105,000 and 110,000 shares of Series A Convertible Preferred Stock, respectively, issued at $10 per share, paying a 5% cumulative annual dividend and convertible for common stock at a price of $4.385 per share, as adjusted for the Company’s reverse stock split. The Preferred Stock is perpetual. For the year ended December 31, 2018, preferred shareholders earned, but were not paid $53,740 in annual dividends, or equivalent to 12,256 common shares based on a conversion price of $4.385 per share. As of December 31, 2018 and 2017, cumulative and unpaid dividends were $192,740 and $146,918, or equivalent to 43,955 and 33,505 common shares based on a conversion price of $4.385 per share, respectively.

On any matter presented to the stockholders of the Company, holders of Preferred Stock are entitled to cast the number of votes equal to the number of shares of Common Stock into which the shares of Preferred Stock are convertible as of the record date to vote on such matter. As long as any shares of Preferred Stock are outstanding, the Company has certain restrictions on share repurchases or amendments to the Certificate of Incorporation in a manner that adversely affects any rights of the Preferred Stock holders.

In addition, the Preferred stock holders have a liquidation preference, which Preferred Stock would be valued at $10 per share plus accrued cumulative annual dividend. At December 31, 2018, the liquidation preference was valued at $1,242,740. In the event of any liquidity event, holders of each share of Preferred Stock shall be entitled to be paid out of the assets of the Company legally available before any sums shall be paid to holders of Common Stock.

Common Stock

As of December 31, 2018 and 2017, the Company had 7,579,995 and 6,467,066 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2017, the Company issued 6,667 shares of its common stock in payment for consulting services at a fair value of $25,001.

During the year ended December 31, 2017, the Company issued 793,317 shares of its common stock upon the cashless exercise of outstanding warrants to purchase 854,133 shares of common stock. During the year ended December 31, 2017, the Company issued an aggregate of 120,000 shares of its common stock of the Company for the exercise of warrants, for proceeds of $210,000.

During the year ended December 31, 2017, the Company sold an aggregate of 442,857 shares of its common stock of the Company for net proceeds of $1,550,000 or $3.50 per share.

In October 2017, the Company issued 128,161 shares of its common stock upon conversion of 50,000 shares of Series A Convertible Preferred Stock and accrued dividends. In November 2017, the Company issued an aggregate of 61,212 shares of its common stock of the Company for conversion of notes payable and accrued interest of $102,836. In December 2017, the Company issued an aggregate of 453,869 shares of its common stock of the Company for conversion of notes payable of $762,500.

During the year ended December 31, 2018, the Company issued 5,842 shares of its common stock upon the cashless exercise of outstanding warrants to purchase 127,525 shares of common stock. During the year ended December 31, 2018, the Company issued 3,701 shares of its common stock upon the cashless exercise of outstanding options to purchase 12,173 shares of common stock.

In June 2018, the Company issued 13,204 shares of its common stock upon conversion of 5000 shares of Series A Convertible Preferred Stock and accrued dividends. In August 2018, the Company issued 1,000,000 shares of its common stock in exchange for net cash, after expenses, of $5,609,215.

In October 2018, the Company issued 60,182 shares of its common stock for conversion of notes payable and accrued interest of $225,687. In December 2018, the Company issued 20,000 shares of its common stock for the exercise of options, for proceeds of $20,500 and 10,000 shares of its common stock for exercise of warrants, for proceeds of $10,250.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Options

As of December 31, 2018 and 2017, the Company has outstanding options to purchase 997,989 and 1,003,836 shares of common stock, respectively.

			Weighted		Intrinsic
		Weighted	Average		Value
	Number of	Average	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2016	1,029,262	$5.00	3.34	603,655	$1,161,244
Granted	58,000	4.00	5.00		-
Forfeited/Expired	(83,426)	8.50
Outstanding at December 31, 2017	1,003,836	$4.69	2.64	891,087	$1,356,188
Granted	73,440	6.32	5.00		-
Exercised	(32,173)	2.15
Forfeited/Expired	(47,114)	9.31			-
Outstanding at December 31, 2018	997,989	$4.67	2.14	925,545	$4,705,220

On January 17, 2017, the Company granted 4,000 options, which vest 50% after one year and 2.08% every month thereafter, have an exercise price of $3.975, and expire on January 17, 2022. The value on the grant date of the options was $11,119.

On March 10, 2017, the Company granted 4,000 options, which vest 50% after one year and 2.08% every month thereafter, have an exercise price of $3.625, and expire on March 10, 2022. The value on the grant date of the options was $12,541.

On July 10, 2017, the Company granted 50,000 employee options (including 40,000 of which to a board director) with an exercise price of $4.15 per share and expiration date five years from the date of grant, of which 40,000 options vested immediately and 10,000 options vest 50% after approximately nine months, with an additional 4.17% vesting every month thereafter.

Option grants during the year ended December 31, 2017 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.50 to 3.50 years, expected volatility of 169.46% to 175.56%, risk free interest rate of 1.42% to 1.66%, and expected dividend yield of 0%.

Effective December 31, 2017, 220,000 expiring performance-based options granted in 2016 were modified to 100% vested immediately. Previously recognized performance-based stock-based compensation in 2016 and 2017 of $58,830 was reversed at December 31, 2017 and the estimated fair value of the modified options of $737,825 was charged to operations. Significant assumptions used in the valuation include expected term of 1.52 years, expected volatility of 163.87%, risk free interest rate of 1.76%, and expected dividend yield of 0%.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

On May 31, 2018, the Company granted an aggregate of 7,050 options to employees as compensation for services rendered. The options are exercisable at $5.30 per share for five years with 50% of options vesting upon one-year employee anniversary and 50% vesting at a rate of 1/24 per month thereafter. The exercise price was determined using the 10-day average closing price beginning with the closing price on May 16, 2018. The value on the grant date of the options was $33,130.

Option grants during the year ended December 31, 2018 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.50 to 3.50 years, expected volatility of 160.87% to 163.85%, risk free interest rate of 2.45% to 2.65%, and expected dividend yield of 0%.

For the year ended December 31, 2018 and 2017, total stock compensation expense related to the options totaled $342,384 and $1,236,863, respectively.

The outstanding unamortized stock compensation expense related to options was $111,027 (which will be recognized through December 2020) as of December 31, 2018.

Warrants

Below is a table summarizing the Company’s outstanding warrants activity for the two years ended December 31, 2018. The Company had outstanding warrants to purchase 1,781,715 and 1,919,906 shares of the Company’s common stock as of December 31, 2018 and 2017, respectively:

			Weighted	Intrinsic
		Weighted	Average	Value
	Number of	Average	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2016	2,537,335	$3.75	3.55	$3,662,610
Granted	366,600	2.50	4.89	-
Exercised	(974,133)	0.75
Forfeited	(9,896)	12.25		-
Outstanding at December 31, 2017	1,919,906	$4.84	2.61	$1,656,083
Granted	303,234	5.14	2.64	—
Exercised	(137,525)	5.87
Forfeited/Expired	(303,900)	8.43		—
Outstanding at December 31, 2018	1,781,715	$4.20	2.23	$8,930,058

In January 2017, the Company issued 1,600 warrants with an exercise price of $6.25 in connection with the sale of the Company’s common stock. The five-year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $6.25 per share. In January 2017, in exchange for services rendered, the Company issued 10,000 warrants to purchase shares of the Company’s common stock with an exercise price of $3.00 per share that vested immediately. The fair value on the grant date of the warrants was $29,433.

In April 2017, the Company issued 20,000 warrants with an exercise price of $2.50 in connection with issuance of a convertible note. The five-year warrants also contain a provision that the warrant exercise price will automatically be adjusted for any common stock equity issuances at less than $2.50 per share. (Note 8)

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

In October 2017, in exchange for services rendered, the Company issued 10,000 warrants to purchase shares of the Company’s common stock with an exercise price of $4.475 per share that vested immediately. The fair value on the grant date of the warrants was $33,785.

In October and November 2017, the Company issued an aggregate of 325,000 warrants with an exercise price of $2.50 in connection with issuance of convertible notes. (Note 8)

The warrant grants for services during the year ended December 31, 2017 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.0 years, expected volatility of 175.64%, risk free interest rate of 1.48%, and expected dividend yield of 0%.

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

In September 2018 and October 2018, the Company issued an aggregate of 89,990 warrants in connection with the issuance of convertible notes payable. The warrants are exercisable at $2.50 through five years from the date of issuance. The aggregate fair value of the warrants (up to the net note proceeds) was charged as a debt discount against the convertible notes.

Warrants issued during the year ended December 31, 2018 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 0.08 to 5.0 years, expected volatility of 159.77% to 162.35%, risk free interest rate of 1.68% to 2.96%, and expected dividend yield of 0%.

For the year ended December 31, 2018 and 2017, the Company has incurred warrant-based expense of $110,600 and $109,509, respectively. There was no outstanding unamortized stock compensation expense related to warrants as of December 31, 2018.

Restricted Stock Units (“RSU”)

The following table summarizes the restricted stock activity for the two years ended December 31, 2018:

Restricted shares issued as of January 1, 2017	50,105
Granted	106,235
Total Restricted Shares Issued at December 31, 2017	156,340
Granted	92,174
Forfeited/Cancelled	(26,000)
Total Restricted Shares Issued at December 31, 2018	222,514
Vested at December 31, 2018	188,008
Unvested restricted shares as of December 31, 2018	34,506

On August 10, 2017, the Company amended 16,092 RSUs granted on February 23, 2017 for accrued and unpaid compensation for the period from December 1, 2016 through March 31, 2017 in the amount of $66,379. The RSUs as amended, vest upon the earlier of (i) on July 1, 2017 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs, as amended, is the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

On August 10, 2017, the Company amended 10,543 RSUs granted June 22, 2017 for accrued and unpaid compensation for the period from April 1, 2017 through June 30, 2017 in the amount of $43,486. The RSUs, as amended, vest upon the earlier of (i) on July 1, 2017 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs, as amended, is the earlier of (i) July 1, 2024 or (ii) date on which the Company undergoes a change of control during the seven-year term of the award.

In connection with the issuance of the above described RSUs as payment for accrued compensation, the Company reclassified to equity the settled aggregate salary accrual of $102,083 and recorded addition compensation costs of $7,782 during the year ended December 31, 2017. Out of the total settled accrued salary of $102,083 during year ended December 31, 2017, $14,583 was for the compensation accrued as of December 31, 2016 and $87,500 was for compensation expense earned during the year ended December 31, 2017. Due to the August 10, 2017 modification to the 24,104 RSU’s granted in 2016, the Company recorded an incremental expense of $26,515 in current period.

On June 22, 2017, the Company following consideration of the report prepared by Farient Advisors LLC granted 26,600 RSUs for services provided by a board member. The RSUs vest upon the earlier of (i) on July 1, 2018 provided that service is not terminated and (ii) and the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs is (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control during the seven-year term of the award.

On August 10, 2017, the Company following consideration of the report prepared by Farient Advisors LLC granted 16,600 RSUs to each of Alexandre Zyngier, Ernest Purcell and Anthony Coelho for their continued service on the Board of Directors and 1,600 RSUs to each Alexandre Zyngier and Ernest Purcell for their continued service as the chairs of committees of the Board of Directors (for an aggregate grant of 53,000 RSUs). Such RSUs vest upon the first to occur of the following: (i) April 30, 2018 provided that the director’s service with the Company has not terminated prior to such date and (ii) the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs is the earlier of (i) April 30, 2024 or (ii) the date on which the Company undergoes a change of control.

On August 10, 2017, the Company amended the terms of an aggregate of 26,000 RSUs previously granted in 2016. The vesting terms were amended from conditional based on a change of control to vesting as of July 1, 2017. The settlement date for such RSUs, as amended, in the earlier of (i) July 1, 2024 or (ii) the date on which the Company undergoes a change of control. The Company recorded the fair value of the previously issued RSUs of $107,250 as a charge to current period operations. These RSUs were subsequently cancelled subject to the terms of the grant.

On March 27, 2018, the Company granted 38,334 RSUs for services provided. 20,000 of such RSUs began vesting May 1, 2018 and will vest each calendar month at a rate of 1,667 RSUs per month, whereby the RSUs would vest provided that services are not terminated by the Company or the grantee. 18,333 RSU’s vested immediately. The settlement date for such RSUs is (i) April 1, 2025 or (ii) the date on which the Company undergoes a change of control during the seven-year term of the award. As of December 31, 2018, no RSUs have been settled. The fair value of the RSU’s at grant date was $247,250.

On December 31, 2018, the Company following consideration of the report prepared by Farient Advisors LLC granted 11,280 RSUs to each of Alexandre Zyngier, Ernest Purcell and Anthony Coelho for their continued service on the Board of Directors and 20,000 RSUs to Dr. Carr Bettis for his continued service as the chair of the Board of Directors (for an aggregate grant of 53,840 RSUs). Such RSUs vest upon the first to occur of the following: (i) April 30, 2019 provided that the director’s service with the Company has not terminated prior to such date and (ii) the date of a meeting of the stockholders of the Company at which the director, being willing and available to serve as a director, is nominated for election but is not reelected by the stockholders. The settlement date for such RSUs is the earlier of (i) April 30, 2025 or (ii) the date on which the Company undergoes a change of control. The fair value of the RSU’s at grant date was $460,332.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

For the year ended December 31, 2018 and 2017, the Company has incurred RSU-based expense of $372,537 and $418,832, respectively. The outstanding unamortized stock compensation expense related to RSUs was $488,223 (which will be recognized through April 2019) as of December 31, 2018.

NOTE 12 — INCOME TAXES

The Company accounts for income taxes under ASC 740, “Income Taxes”. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax is uncertain. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Deferred tax assets:	2018	2017

Net operating loss carry forwards	$5,329,518	$5,014,461
Less valuation allowance	(5,329,518)	(5,014,461)
Net deferred tax asset	$-	$-

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions, which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The approximate net operating loss carry forward was $25,378,656 and $23,878,387 as of December 31, 2018 and 2017, respectively and will start to expire in 2031. The Company’s tax return for the years 2015, 2016 and 2017 are open to IRS inspection.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, and the transition of U.S international taxation from a worldwide tax system to a territorial system. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets at December 31, 2017, which were fully offset by a valuation allowance.

NOTE 13 — SUBSEQUENT EVENTS

In January 2019, the Company issued 20,000 shares of its common stock of the Company for the exercise of options, for proceeds of $19,000. In January and February 2019, the Company issued 10,000 and 1,395 shares of its common stock, respectively, upon the exercise of outstanding warrants to purchase an aggregate of 11,395 shares of common stock, for aggregate proceeds of $23,450. In January and February 2019, the Company issued an aggregate of 11,837 shares of its common stock upon the cashless exercise of outstanding options and outstanding warrants to purchase 17,733 shares of common stock.

On February 7, 2019, the Company granted an aggregate of 28,700 incentive stock options to employees newly hired since June 4, 2018. The options to purchase shares of common stock are exercisable at $10.55 for five years with options vesting 50% at the vesting commencement date, subject to the employee’s continuous service on the first anniversary of their date of hire (vesting commencement dates range from June 4, 2019 through January 25, 2020), and 50% vesting in eight equal quarterly installments to vest on the first day of each calendar quarter following the vesting commencement date and installments continuing for the first day of each of the seven calendar quarters thereafter. The exercise price was determined using the closing price of the Company’s common stock on February 7, 2019.

