Form 10-Q
period 2019-03-31
AUDIOEYE INC
filed 2019-05-14
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [                     ] to [                     ]

Commission file number 333-177463

AudioEye, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2939845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5210 East Williams Circle, Suite 750, Tucson, Arizona	85711
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  866-331-5324

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	AEYE	The NASDAQ Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2019, 7,642,337 shares of the registrant’s common stock were issued and outstanding

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of March 31, 2019 and December 31, 2018 and for the three-month periods ended March 31, 2019 and 2018 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. Certain prior period amounts have been reclassified to conform to current period classification.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$4,089,717	$5,741,549
Accounts receivable, net	288,342	172,384
Marketable securities, held in related party	492	510
Deferred costs, short term	178,781	176,006
Prepaid expenses and other current assets	129,388	49,901
Total current assets	4,686,720	6,140,350

Property and equipment, net	114,387	108,007
Right of use assets	512,966	-

Deferred costs, long term	105,085	93,790
Intangible assets, net	1,961,787	2,061,404
Goodwill	700,528	700,528

Total assets	$8,081,473	$9,104,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$340,861	$93,544
Related party payables	14,467	14,467
Finance lease liabilities	37,404	30,172
Operating lease liabilities	152,352	-
Deferred rent	-	4,472
Deferred revenue	2,574,097	2,626,712
Total current liabilities	3,119,181	2,769,367

Long term liabilities:
Finance lease liabilities	55,165	51,150
Operating lease liabilities	371,334	-
Deferred rent	-	6,585
Deferred revenue	310,967	402,075

Total liabilities	3,856,647	3,229,177

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, $0.00001 par value, 200,000 shares designated, 105,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1	1
Common stock, $0.00001 par value, 50,000,000 shares authorized, 7,623,227 and 7,579,995 shares issued and outstanding as of March 31, 2019 and December 31, 2018	76	76
Additional paid-in capital	48,509,276	48,017,926
Accumulated deficit	(44,284,527)	(42,143,101)
Total stockholders' equity	4,224,826	5,874,902

Total liabilities and stockholders' equity	$8,081,473	$9,104,079

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2019	2018
Revenues	$1,985,678	$1,149,342

Cost of revenue	902,984	587,464

Gross profit	1,082,694	561,878

Operating expenses:
Selling and marketing	871,875	610,662
Research and development	215,253	49,667
General and administrative	2,136,326	1,064,625
Total operating expenses	3,223,454	1,724,954

Operating loss	(2,140,760)	(1,163,076)

Other income (expense):
Unrealized (loss) gain on marketable securities	(18)	228
Interest income (expense), net	(648)	237
Total other (loss) income	(666)	465

Net loss	(2,141,426)	(1,162,611)

Dividends on Series A Convertible Preferred Stock	(12,945)	(13,750)

Net loss available to common stockholders	$(2,154,371)	$(1,176,361)

Net loss per common share-basic and diluted	$(0.28)	$(0.18)

Weighted average common shares outstanding-basic and diluted	7,611,296	6,466,563

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	6,467,066	$65	110,000	$1	$40,121,845	$(39,425,900)	$696,011
Effect of adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers	-	-	-	-	-	80,153	80,153
Reclassify derivative liability to equity upon adoption of Accounting Standards Update No. 2017-11, Earnings Per Share	-	-	-	-	761,490	2,222,520	2,984,010
Restricted stock units, warrants and options issued for services	-	-	-	-	367,303	-	367,303
Net loss	-	-	-	-	-	(1,162,611)	(1,162,611)
Balance, March 31, 2018	6,467,066	$65	110,000	$1	$41,250,638	$(38,285,838)	$2,964,866

Balance, December 31, 2018	7,579,995	$76	105,000	$1	$48,017,926	$(42,143,101)	$5,874,902
Common stock issued in exchange for exercise of options and warrants	43,232	-	-	-	42,450	-	42,450
Restricted stock units, warrants and options issued for services	-	-	-	-	448,900	-	448,900
Net loss	-	-	-	-	-	(2,141,426)	(2,141,426)
Balance, March 31, 2019	7,623,227	$76	105,000	$1	$48,509,276	$(44,284,527)	$4,224,826

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,141,426)	$(1,162,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173,275	127,665
Option, warrant, RSU and PSU expense	448,900	367,303
Unrealized loss (gain) on marketable securities	18	(228)
Amortization of deferred commission	51,399	9,974
Noncash operating lease expense	42,902	-
Changes in operating assets and liabilities:
Accounts receivable	(115,958)	(31,512)
Deferred costs	(65,469)	(30,327)
Other current assets	(79,487)	18,923
Accounts payable and accruals	247,317	(25,954)
Operating lease liabilities	(43,239)	(1,344)
Deferred revenue	(143,723)	140,464
Related party payables	-	(9,068)
Net cash used in operating activities	(1,625,491)	(596,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(10,893)
Software development costs	(60,284)	(75,825)
Net cash used in investing activities	(60,284)	(86,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	42,450	-
Repayments of notes payable and capital leases	(8,507)	-
Net cash provided by financing activities	33,943	-

Net decrease in cash	(1,651,832)	(683,433)
Cash-beginning of period	5,741,549	1,960,430
Cash-end of period	$4,089,717	$1,276,997

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,343	$-
Income taxes paid	-	-
Non cash investing and financing activities:
ROU assets and operating lease obligations recognized upon adoption of ASU 2016-02	568,268	-
Equipment acquired from capital leases	19,754	-
Reclassify fair value of warrant liabilities to equity upon adoption of ASU 2017-11	-	2,984,010
Effect of adoption of ASU 2014-09, Revenue from Contracts with Customers	-	80,153

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of AudioEye, Inc. and its wholly-owned subsidiary (together, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 27, 2019.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to current period classification. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2018 as reported in the Company’s Annual Report on Form 10-K have been omitted.

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

Our common stock has been listed on the NASDAQ Capital Market under the symbol “AEYE” since September 4, 2018. Prior to September 4, 2018, our common stock was quoted on the OTCQB and the OTC Bulletin Board beginning on April 15, 2013 under the same symbol.

In August 2018, the Company sold 1,000,000 shares (the “Shares”) of its common stock at $6.25 per share for net proceeds of $5,609,215, after costs and expenses of $640,785 (the “Private Placement”). At the closing of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors pursuant to which the Company agreed to register the Shares for resale. On September 4, 2018, the Company filed a registration statement on Form S-1 covering the resale of the securities subject to the Registration Rights Agreement.

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

Revenue Recognition

Revenue is recognized when delivery of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

We determine revenue recognition through the following five steps:

•	Identify the contract with the customer;

•	Identify the performance obligations in the contract;

•	Determine the transaction price;

•	Allocate the transaction price to the performance obligations in the contract; and

•	Recognize revenue when, or as, the performance obligations are satisfied.

Certain Software as a Service (“SaaS”) invoices are prepared on an annual basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when earned. Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Payments received in advance of services being rendered are recorded as deferred revenue. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when earned. We generate substantially all our revenue from subscription services, which are comprised of subscription fees from customers on the Ally Platform.

The following table presents our revenues disaggregated by type of good or service and sales channel:

	Three months ended March 31,
	2019	2018
Subscription revenue and support – Direct	$1,460,624	$945,637
Subscription revenue and support – Indirect (Strategic partners)	525,054	203,705
Total revenues	$1,985,678	$1,149,342

There were significant changes in contract liabilities balances during the quarter ended March 31, 2019. The table below summarizes the activity within the deferred revenue accounts during the quarter ended March 31, 2019:

	December 31,	Cash	Revenue	March 31,
	2018	Received	recognized	2019
Deferred revenue	$3,028,787	$1,271,112	$1,414,835	$2,885,064

As of March 31, 2019, $2,574,097 was classified as short term deferred revenue and is expected to be recognized over the next twelve months following March 31, 2019. The remaining $310,967 is long-term deferred revenue to be recognized thereafter.

At March 31, 2019, the Company had one customer representing 23% of the outstanding accounts receivable. At December 31, 2018, the Company had one customer representing 22% of the outstanding accounts receivable.

The Company had one major customer (including such customer’s affiliates) which generated approximately 12% and 13% of the Company’s revenue in the three months ended March 31, 2019 and 2018, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of the Company’s stock, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Stock-Based Compensation

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. “Diluted earnings per share” reflects the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (i.e., the difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. The dilutive effect of our convertible preferred stock is computed using the if-converted method, which assumes conversion at the beginning of the year.

Potentially dilutive securities excluded from the computation of basic and diluted net earnings (loss) per share for the three months ended March 31, 2019 and 2018 are as follows:

	2019	2018
Preferred stock	286,359	287,453
Options to purchase common stock	880,585	1,058,200
Warrants to purchase common stock	1,743,008	1,767,786
Restricted stock units	222,514	156,340
Totals	3,132,466	3,269,779

Fair Value Measurements

Fair value is an estimate of the exit price, representing the amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date). Fair value measurements are not adjusted for transaction cost. Fair value measurement under generally accepted accounting principles provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

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

March 31, 2019 (Unaudited)

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

The Company has no liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018. The following are the Company’s assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

		Fair Value
	Fair Value	Hierarchy
Assets
Marketable securities, March 31, 2019	$492	Level 1
Marketable securities, December 31, 2018	$510	Level 1

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on January 1, 2019 using the modified-retrospective method, with an effective date or application date of January 1, 2019 and thus did not adjust comparative periods.

The new standard provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight practical expedient.

The new standard had a material effect on the Company’s financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for real estate operating leases; and (2) providing significant new disclosures about the Company’s leasing activities.

As of January 1, 2019, the Company recognized additional operating lease liabilities of $568,268 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company recognized corresponding ROU assets of $557,212. In February 2019, the Company entered into a new lease in Marietta, Georgia, which will be recognized on the balance sheet upon lease commencement expected to be in June 2019.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company does not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company expects changes to its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. See Note 6 for these revised disclosures for the first quarter of 2019.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, regarding ASC Topic 718 Compensation - Stock Compensation, which largely aligns the accounting for share-based compensation for non-employees with the accounting for share-based compensation for employees. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The adoption of this standard did not have a material effect on our consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 — MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2019, the Company had cash of $4,089,717 and working capital of $1,567,539. In addition, the Company used actual net cash in operations of $1,625,491 during the quarter ended March 31, 2019.

In August 2018, the Company sold 1,000,000 shares of its common stock at $6.25 per share for net proceeds of $5,609,215, after costs and expenses of $640,785. In connection with the October 9, 2015 Note and Warrant Purchase Agreement, the Company has received proceeds from the issuance of convertible notes payable of $100,000 in September 2018 and $124,975 in October 2018. It is anticipated that the Company has cash sufficient to fund operations for the next twelve months.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2019 and December 31, 2018 is summarized as follows:

	March 31, 2019	December 31, 2018
Computer equipment	$62,170	$62,170
Equipment under finance lease	115,260	95,506
Furniture and fixtures	4,968	4,968
Total	182,398	162,644
Less accumulated depreciation	(68,011)	(54,637)
Property and equipment, net	$114,387	$108,007

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful life of 3 years. When property or equipment is retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized from disposition, is reflected in earnings.

Included in net property and equipment are assets under finance leases (formerly known as capital leases) of $115,260, less accumulated depreciation of $25,173 as of March 31, 2019 and $95,506, less accumulated depreciation of $16,117 as of December 31, 2018.

The Company spent $0 and $10,893 in the purchase of equipment during the three months ended March 31, 2019 and 2018, respectively. The Company also leased $19,754 in equipment during the three months ended March 31, 2019. Depreciation expense was $13,374 and $4,317 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 4 — INTANGIBLE ASSETS

For the three months ended March 31, 2019 and 2018, the Company invested in Software development costs in the amounts of $60,284 and $75,825 respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

Patents, technology and other intangibles with contractual terms are generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Software development costs are amortized over their estimated useful life of three years.

Intangible assets consisted of the following:

	March 31, 2019	December 31, 2018
Patents	$3,697,709	$3,697,709
Capitalized software development	1,470,543	1,410,259
Domain name	10,000	10,000
Accumulated amortization	(3,216,465)	(3,056,564)
Intangible assets, net	$1,961,787	$2,061,404

Amortization expense for patents totaled $93,658 and $87,026 for the three months ended March 31, 2019 and 2018, respectively. Amortization expense for software development totaled $66,243 and $36,322 for the three months ended March 31, 2019 and 2018, respectively.

Total amortization expense totaled $159,901 and $123,348 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 5 — DEFERRED COSTS

Effective January 1, 2018, the Company capitalizes initial and renewal sales commission payments in the period a customer contract is obtained, and payment is received; and the commissions are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, which we have deemed to be the contract term.

Such commissions are amortized over the greater of contract term or technological obsolescence period when the underlying contracted products are technology-based, such as for the SaaS-based platforms, or the expected customer relationship period when the underlying contracted products are not technology-based, such as for patient experience survey products. The table below summarizes the activity within the deferred commission costs account, during the three months ended March 31, 2019:

	December 31,	Commission	Commission	March 31,
	2018	Costs Deferred	Amortized	2019
Deferred costs, short term	$176,006	$54,174	$(51,399)	$178,781
Deferred costs, long term	93,790	11,295	-	105,085
Deferred commission costs	$269,796	$65,469	$(51,399)	$283,866

During the three months ended March 31, 2019, the Company deferred an aggregate of $65,469 for commissions paid. Amortization of deferred costs for the three months ended March 31, 2019 was $51,399.

During the three months ended March 31, 2018, the Company deferred an aggregate of $30,327 for commissions paid and reclassified from equity $80,153 previously paid and expensed as commissions. Amortization of deferred costs for the three months ended March 31, 2018 was $9,974.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

NOTE 6 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

Finance Leases

	March 31,	December 31,
	2019	2018
Finance equipment lease dated April 5, 2018	$11,743	$13,056
Finance equipment lease dated May 8, 2018	13,064	14,525
Finance equipment lease dated June 27, 2018	19,674	21,701
Finance equipment lease dated September 18, 2018	14,029	15,368
Finance equipment lease dated September 28, 2018	15,312	16,672
Finance equipment lease dated February 20, 2019	18,747	-
Total finance lease liabilities	92,569	81,322
Less current portion	(37,404)	(30,172)
Long term portion	$55,165	$51,150

During the quarter ended March 31, 2019, the Company entered into a finance lease for computer equipment for a three-year term.  The Company recognized this arrangement as a finance lease based on the determination that the lease exceeded 75% of the economic life of the underlying assets.  The Company initially recorded the equipment and the finance lease liability at the estimated present value of the minimum lease payments of $19,754.

During the year ended December 31, 2018, the Company entered into five finance leases (formerly capital leases) for computer equipment for a three-year term.  The Company recognized these arrangements as finance leases based on the determination the leases exceeded 75% of the economic life of the underlying assets.  The Company initially recorded the equipment and the finance lease liability at the estimated present value of the minimum lease payments of $95,506.

The leases include base monthly payments in the aggregate of $3,495, due on the contract monthly anniversary of each calendar month.  At the expiration of the lease, the Company is required to return all leased equipment to the lessor with right of repurchase at fair value. The Company has made payments in the amount of $9,884 during the three months ended March 31, 2019. The effective interest rate of the finance leases is estimated at 6% based on the implicit rate in the lease agreements.

The following summarizes the right to use assets under finance leases included in property and equipment:

	March 31,	December 31,
	2019	2018
Classes of property
Computer equipment	$115,260	$95,506
Less: accumulated depreciation	(25,173)	(16,117)
	$90,087	$79,389

The following summarizes total future minimum finance lease payments at March 31, 2019:

Twelve-month period ending March 31,
2020	$41,940
2021	41,940
2022	16,312
Total minimum lease payments	100,192
Amount representing interest	7,623
Present value of minimum lease payments	92,569
Current portion of finance lease obligations	37,404
Finance lease obligations, less current portion	$55,165

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

Operating Leases

The Company’s principal executive offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 5,151 square feet as of March 31, 2019. The Company’s principal executive office originally consisted of approximately 2,362 square feet and was leased for an aggregate amount of $4,724 per month through September 1, 2016, an aggregate amount of $5,474 per month through September 30, 2017 and an aggregate amount of $6,224 per month through January 31, 2018. On December 21, 2017, effective February 1, 2018, the Company amended its existing lease to expand its Arizona office to approximately 4,248 square feet and to extend the expiration date to September 30, 2021. Beginning February 1, 2018, the basic rent increased to $9,598 per month. On October 2, 2018, effective December 1, 2018, the Company further amended its existing lease to expand its Arizona office to approximately 5,151 square feet. In accordance with the amended lease, rent increased to $11,810 on January 1, 2019, escalating over time to $12,977 at the end of the lease, which was further extended to October 31, 2022.

The Company also has offices in Atlanta, located at 3901 Roswell Road, Suite 134, leased for an aggregate of $3,937 per month as of December 31, 2017 under a lease expiring on September 30, 2019. On December 29, 2017, effective February 1, 2018, the Company amended its existing lease to expand its Georgia office from approximately 2,739 square feet to approximately 3,831 square feet. Beginning February 1, 2018, the basic rent increased by $1,500 through the remainder of the lease term. In February 2019, the Company entered into a lease for new offices in Marietta, Georgia located at 450 Franklin Gateway, Marietta, Georgia consisting of approximately 9,662 square feet. The new lease will commence, depending on substantial completion of the landlord’s development, no later than June 1, 2019.

Beginning in 2017, we leased office space in New York for $300 per month, which was increased to $850 per month in October 2018 and continues on a month to month basis as of March 31, 2019. Beginning November 1, 2015, we subleased an office in Scottsdale, Arizona from a company controlled by our Executive Chairman for $3,578 per month, which continues on a month to month basis as of March 31, 2019. These two properties were considered short-term leases and therefore were not measured under Topic 842.

The Company has made operating lease payments in the amount of $68,690 during the three months ended March 31, 2019. Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. Operating lease liabilities at March 31, 2019 and January 1, 2019 consist of:

	March 31,	January 1,
	2019	2019
Tucson Arizona office lease	$490,090	$518,309
Atlanta Georgia office lease	33,596	49,959
Total operating lease liabilities	523,686	568,268
Less current portion	(152,352)	(166,252)
Long term portion	$371,334	$402,016

As of January 1, 2019, the Company adopted the provisions of ASC Topic 842 using the modified retrospective method. In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Effective January 1, 2019, the Company initially recognized operating lease liabilities of $568,268 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The discount rate utilized in such present value calculation was 6% based on an estimate of the Company’s incremental borrowing rate. At such time, the Company also recognized corresponding right-of-use (ROU) assets of $557,212 and eliminated the prior period deferred rent of $11,056.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

During the quarter ended March 31, 2019, the Company entered into an operating lease for new office space in Marietta, Georgia, for a five-year term. The Company will measure and record the right of use asset and the operating lease liability at the lease commencement date expected to be in June 2019.

The following summarizes total future minimum operating lease payments at March 31, 2019:

Twelve-month period ending March 31,
2020	$179,130
2021	148,042
2022	151,988
2023	90,837
Total minimum lease payments	569,997
Less: present value discount	(46,311)
Present value of minimum lease payments	523,686
Current portion of operating lease obligations	152,352
Operating lease obligations, less current portion	$371,334

The following summarizes lease expenses for the three months ended March 31, 2019:

Finance lease expenses:
Depreciation/amortization expense	$13,374
Interest on lease liabilities	1,343
Finance lease expense	14,717
Operating lease expense	52,548
Short-term lease expense	13,283
Total lease expenses	$80,548

NOTE 7 — RELATED PARTY TRANSACTIONS

As of March 31, 2019, and December 31, 2018, the total balances of related party payable were $14,467 and $14,467, respectively, related to employee paid travel on behalf of the Company.

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred stock

As of March 31, 2019 and December 31, 2018, the Company had 105,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), issued at $10 per share, paying a 5% cumulative annual dividend and convertible for common stock at a price of $4.385 per share. For the three months ended March 31, 2019, preferred stockholders earned, but were not paid, $12,945 in annual dividends, or equivalent to 2,952 shares of common stock based on a conversion price of $4.385 per share. As of March 31, 2019 and December 31, 2018, cumulative and unpaid dividends were $205,685 and $192,740, respectively, or equivalent to 46,906 and 43,954 shares of common stock, respectively, based on a conversion price of $4.385 per share, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

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

In addition, the preferred stockholders have a liquidation preference for purposes of which the Preferred Stock would be valued at $10 per share plus accrued cumulative annual dividend. At March 31, 2019 and December 31, 2018, the liquidation preference was valued at $1,255,685 and $1,242,740, respectively. In the event of any liquidity event, holders of each share of Preferred Stock shall be entitled to be paid out of the assets of the Company legally available before any sums shall be paid to holders of common stock.

Common stock

As of March 31, 2019 and December 31, 2018, the Company had 7,623,227 and 7,579,995 shares of common stock issued and outstanding, respectively.

In January 2019, the Company issued 20,000 shares of its common stock of the Company upon the exercise of options, for proceeds of $19,000. In January and February 2019, the Company issued 10,000 and 1,395 shares of its common stock, respectively, upon the exercise of outstanding warrants to purchase an aggregate of 11,395 shares of common stock, for aggregate proceeds of $23,450. In January and February 2019, the Company issued an aggregate of 11,837 shares of its common stock upon the cashless exercise of outstanding options and outstanding warrants to purchase 17,733 shares of common stock.

Options

As of March 31, 2019 and December 31, 2018, the Company had outstanding options to purchase 880,585 and 997,989 shares of common stock, respectively.

			Weighted		Intrinsic
		Weighted	Average		Value
	Number of	Average	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2018	997,989	$4.67	2.14	925,545	$4,705,220
Granted	28,700	10.55	5.00		-
Exercised	(32,687)	1.43
Forfeited/Expired	(113,417)	10.28
Outstanding at March 31, 2019	880,585	$4.27	2.27	808,057	$4,785,984

On February 7, 2019, the Company granted an aggregate of 28,700 incentive stock options to employees newly hired since June 4, 2018. The options to purchase shares of common stock are exercisable at $10.55 per share, have a term of five years, and vest as to 50% of the options at the vesting commencement date, which is generally one year from the date of hire (vesting commencement dates range from June 4, 2019 through January 25, 2020), and vesting as to the remaining 50% of the options, in eight equal quarterly installments commencing on the first day of each calendar quarter following the vesting commencement date and installments continuing on the first day of each of the seven calendar quarters thereafter. All vesting is subject to the employee’s continued service through the vesting date. The exercise price was determined using the closing price of the Company’s common stock on February 7, 2019. The Black-Scholes value on the grant date of the options was $258,392.

Option grants during the three months ended March 31, 2019 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.25 to 3.50 years, expected volatility of 281.65% to 292.28%, risk free interest rate of 2.46% to 2.48%, and expected dividend yield of 0%.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

For the three months ended March 31, 2019 and 2018, total stock compensation expense related to the options totaled $72,274 and $145,046, respectively. The outstanding unamortized stock compensation expense related to options was $293,475 (which will be recognized through December 2021) as of March 31, 2019.

Warrants

Below is a table summarizing the Company’s outstanding warrants as of March 31, 2019 and December 31, 2018:

			Weighted	Intrinsic
		Weighted	Average	Value
	Number of	Average	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2018	1,781,715	$4.20	2.23	$8,930,058
Granted	-
Exercised	(16,441)	2.31
Forfeited/Expired	(22,266)	2.75
Outstanding at March 31, 2019	1,743,008	$4.24	2.02	$9,395,841

For the three months ended March 31, 2019 and 2018, the Company incurred warrant-based compensation expense of $0 and $1,393, respectively. There was no outstanding unamortized stock-based compensation expense related to warrants as of March 31, 2019.

Restricted stock units (“RSUs”)

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2019:

Restricted stock units issued as of December 31, 2018	222,514
Granted	-
Total Restricted stock units issued at March 31, 2019	222,514
Vested at March 31, 2019	167,007
Unvested restricted stock units as of March 31, 2019	55,507

For the three months ended March 31, 2019 and 2018, the Company incurred RSU-based compensation expense of $376,626 and $220,864, respectively. The outstanding unamortized stock-based compensation expense related to RSUs was $111,596 (which will be recognized through April 2019) as of March 31, 2019.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Litigation

We may become involved in various routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, our management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

NOTE 10 — SUBSEQUENT EVENTS

In April 2019, the Company issued 17,120 shares of common stock of the Company upon the exercise of warrants, for aggregate proceeds of $82,292. In April 2019, the Company issued an aggregate of 1,990 shares of common stock upon the cashless exercise of outstanding options and outstanding warrants to purchase an aggregate of 6,400 shares of common stock.

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2018. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Background

AudioEye, Inc. (“AudioEye” or the “Company”) was formed as a Delaware corporation on May 20, 2005. On August 1, 2018, the Company amended its Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 25 shares of common stock and to reduce the number of authorized shares of common stock from 250,000,000 to 50,000,000. As a result, 186,994,384 shares of the Company’s common stock were exchanged for 7,479,775 shares of the Company's common stock. The financial statements have been retroactively restated to reflect the reverse stock split.

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

We generate revenues through the sale of subscriptions of our software as a service (“SaaS”) technology platform, called the AudioEye Ally Platform, to website owners, publishers, developers, Content Management System (“CMS”) platform providers and operators and through the delivery of managed services combined with the implementation of our solutions. Our solutions have been adopted by some of the largest and most influential companies in the world.

Our customers span disparate industries and target market verticals, which encompass (but are not limited to) the following categories: human resources, finance, retail/ecommerce, food services, automotive, transportation, hospitality, media, and education. Government agencies, both at the federal and state and local levels have also integrated our software in their digital platforms.

AudioEye customers fall into one of two distinct sales channels: Direct and Indirect. In the Direct channel, AudioEye sales personnel engage directly with the customer. In the Indirect channel, AudioEye engages with customers, who are referred to as Indirect Channel Partners, who provide a website hosting platform for their end-user customers, and who serve as authorized resellers of the AudioEye solution to their customers. Indirect channel sales have been a key factor in the acceleration of the AudioEye sales and marketing strategy. We work with strategically identified reseller Partners that provide a unique opportunity for AudioEye to onboard more customers in a shorter period of time. By working with providers of proprietary content management systems, AudioEye leverages economies of scale to deliver the AudioEye solution in a cost-effective and highly efficient way. In middle and lower markets, this strategy has helped make accessibility available to industries that might otherwise neglect the important issue of digital inclusion altogether. We believe that there is significant opportunity for us to increase revenues by delivering our solutions through this Indirect channel and therefore will continue to invest capital and resources in expanding our strategic partner business.

We have seen momentous growth in both our Direct and Indirect or “Partner” business channels. With the significant number of additional implementations that each Partner offers, we expect revenues from our Partner channel clients would represent an increasingly important piece of our overall business by year-end 2019. Since most of these Partners' underlying clients are billed monthly, we believe our bookings, revenue, and cash flow will converge in this segment. Renewal rates for the Direct channel continue in the range of mid to high 90%'s and renewal contract terms are increasing in length which further illustrates the confidence our customers have in the AudioEye accessibility solution.

Our accelerating topline growth is a testament to the ongoing demand for solutions aimed at addressing the broad issues of digital accessibility, and more specifically, to our internal efforts at continually refining our go-to-market strategy as well as expanding our sales and implementation teams to meet the building demand we are experiencing. AudioEye presents the only “all-in-one solution” created to address the public call for compliance with WCAG 2.1 standards.

During the first quarter of 2019, as well as throughout 2018, we continued to see significant growth within our direct and indirect sales channels, which was fueled by a number of factors. The increasing number of legal cases related to issues of accessibility has driven adoption of our solutions from a compliance perspective. Further, more companies are recognizing the business value of making their sites accessible to millions more consumers. Recognition of these tremendous business opportunities is sparked by demand from end-users who are letting companies and organizations know of the significant importance of accessibility to their websites.

Beyond this secular momentum, we have remained focused on several internal initiatives that are designed to make us more effective at an operational level. More specifically, we have made refinements to our lead generation processes, which have led to expansion of our overall sales pipeline, and we have continued to make enhancements to the technology that underlies our solution.

We expect the demand we have generated through both our Direct and Indirect sales channels will support our robust growth projections for the remainder of 2019. Overall, AudioEye is in its strongest position to date and believes that it has a tremendous opportunity to capitalize on the market before it. At the same time, we are dedicated to serving a vital role in leading the charge toward a more accessible online future for all.

The AudioEye Solution

AudioEye uses proprietary technology and development tools to offer web accessibility solutions that offer significant savings in time and money relative to traditional solutions. Our compliance solutions focus on rapid remediation of the most important accessibility issues, followed by in-depth analysis identifying and addressing a more comprehensive compliance program. Our technology was built to not only provide users with a cloud-based assistive toolset that gets embedded in and is made freely available to users within our customers’ websites, but to also improve the code in a way that optimizes the user experience for users of existing third-party assistive technologies, such as screen readers.

Intellectual Property

Our intellectual property is primarily comprised of trade secrets, trademarks, issued, published and pending patent applications, copyrights and technological innovation. We have a patent portfolio comprised of six issued patents in the United States and we have received notice of allowance from the U.S. Patent and Trademark Office for a seventh patent. We also have four published/pending patent applications, one pending patent application and one patent application being prepared for filing with the Patent Cooperation Treaty (“PCT”) (internationally).

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

Our Annual Report filed on Form 10-K for the year ended December 31, 2018 provides additional information about our business and operations.

Results of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The discussion of the results of our operations compares the three months ended March 31, 2019 with the three months ended March 31, 2018 and are not necessarily indicative of the results which may be expected for any subsequent period.  Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions.  We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended March 31, 2019 and March 31, 2018

Results of Operations

	Three Months Ended
	March 31,
	2019	2018
Revenue	$1,985,678	$1,149,342

Cost of sales	902,984	587,464
Gross profit	1,082,694	561,878
Operating expenses:
Selling & marketing	871,875	610,662
Research & development	215,253	49,667
General and administrative expenses	2,136,326	1,064,625
Total operating expenses	3,223,454	1,724,954
Operating loss	(2,140,760)	(1,163,076)

Unrealized (loss) gain on marketable securities	(18)	228
Interest income	(648)	237

Net loss	(2,141,426)	(1,162,611)
Deemed dividend on Series A Convertible preferred stock	(12,945)	(13,750)
Net loss attributable to common stockholders	$(2,154,371)	$(1,176,361)
Net income per common share – basic and diluted	$(0.28)	$(0.18)
Weighted average common shares outstanding – basic and diluted	7,611,296	6,466,563

Revenue

For the three months ended March 31, 2019 and 2018, revenue was $1,985,678 and $1,149,342, respectively, consisting primarily of revenues from core product sales, software development, website design and maintenance services. Revenues increased due to the execution of the Company’s business plan which includes the hiring of additional sales and marketing team members, securing new negotiated channel partnerships, increasing the volume of resales of the AudioEye products and services, and continued marketing focus on highly transactional industry verticals.

The following table presents our revenues disaggregated by type of good or service and sales channel:

	Three months ended March 31,
	2019	2018
Subscription revenue and support – Direct	$1,460,624	$945,637
Subscription revenue and support – Indirect (Strategic partners)	525,054	203,705
Total revenues	$1,985,678	$1,149,342

Cost of Revenue

For the three months ended March 31, 2019 and 2018, cost of revenue was $902,984 and $587,464, respectively, consisting primarily of employee-related costs, including payroll, benefits and stock-based compensation expense for our technology operations and customer experience teams, fees paid to our managed hosting providers and other third-party service providers, amortization of capitalized software development costs and acquired technology, and allocated overhead costs. The increase in cost of revenue was due to significant increase in direct labor headcount and related payroll and use of sub-contracting to support the increase in revenues.

Gross Profit

An increase in our revenues and increase in cost of revenue resulted in a gross profit of $1,082,694 for the current period, as compared to a gross profit of $561,878 during the three months ended March 31, 2018. Gross profit increased as a result of increased sales volume, an increasing revenue renewal rate and recognition of deferred revenue as contractual obligations are fulfilled, offset in part by an increase in sub-contracting and direct labor costs.

Selling and Marketing Expenses

Selling and marketing expenses were $871,875 and $610,662 for the three months ended March 31, 2019 and 2018, respectively.  The increase resulted primarily from staff additions and salary increases as we expand our business lines.

Research and Development Expenses

Research and development expenses were $215,253 and $49,667 for the three months ended March 31, 2019 and 2018, respectively. Research and development expenses increased primarily as a result of an increase in technology staff.

General and Administrative Expenses

General and administrative expenses were $2,136,326 and $1,064,625 for the three months ended March 31, 2019 and 2018, respectively. General and administrative expenses increased $1,071,701 due primarily to higher salaries and service provider costs in the 2019 period as compared to the 2018 period. Salaries, wages and benefits expenses increased to $799,749 in the current year period compared to $236,106 in the first quarter of 2018. Legal, consulting and recruiting fees increased significantly over such fees for the prior year period and were $489,410 in the first quarter of 2019 compared to $18,130 in the prior year comparable period. Stock based compensation for the three months ended March 31, 2019 was $448,900 as compared to $367,303 for the same period last year.

Interest Income (Expense), net

Interest expense, net, during the three months ended March 31, 2019 was $648 compared to Interest income, net, of $237 for the three months ended March 31, 2018.

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

Payments received in advance of services being rendered are recorded as deferred revenue. The Company only records accounts receivable for the amount of revenue recognized as service is rendered, even if the client has been billed for the entire contract value. The table below summarizes the amount of contract value in excess of the revenue recognized of $9,154,561, our deferred revenue of $2,885,064 and the amount recognized as revenue in the amount of $1,985,678 in 2019. Contract and deferred revenues are expected to be recognized in future periods. The Company also receives contracts for service hours but where total contract value is uncertain. These “fee for service contracts” are recorded in the table below only if the services have been delivered and the associated revenue has been recognized.

A summary of our contracts in process is as follows:

Contracts in Process
March 31, 2019
			Revenue		Contract Amount in
		Revenue	Recognized	Deferred	Excess of Deferred
	Contract	Recognized	3 Months Ended	Revenue	Revenue and
	Amount	prior to 2019	March 31, 2019	March 31, 2019	Recognized Revenue
Fixed Contracts	$18,968,057	$4,942,754	$1,985,678	$2,885,064	$9,154,561

Revenues for the first quarter of 2019 were a record $1.99 million, representing an increase of 73% from $1.15 million in the prior year comparable period and an increase of 12% from $1.78 million in the fourth quarter of 2018. The revenues for the first quarter of 2019 represent the 13th consecutive quarter of topline growth for the Company. In addition, cash contracts in excess of revenues and deferred revenues continue to grow.

Cash contract bookings (as defined below) for the first quarter of 2019 were approximately $3.43 million. This represents an increase of 56% from $2.20 million in the prior year comparable period.

About Key Operating Metrics

To supplement our financial information presented in accordance with U.S. GAAP, we consider certain operating measures that are not prepared in accordance with GAAP, including monthly recurring revenue and cash contract bookings. AudioEye reviews a number of operating metrics such as these to evaluate its business, measure performance, identify trends, formulate business plans, and make strategic decisions. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business and to facilitate comparisons of our performance to that of other similar companies.

AudioEye's “Cash Contract Bookings” are the contracted amount of money the customer commits to spend with the Company over an agreed amount of time, generally ranging from 12 to 60 months.

AudioEye's “Monthly Recurring Revenue” as of a certain date is the annualized spend commitment of a customer divided by 12.

“Partner” or “Strategic Partner” is a company which provides a web-hosting platform for private and public entities and resells the AudioEye Ally managed service as a new accessibility service offering to its customers.

Liquidity and Capital Resources

Working Capital

As of March 31, 2019, the Company had cash of $4,089,717 and working capital of $1,567,539. While the Company has been successful in raising capital in the past, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital.

	At March 31,	At December 31,
	2019	2018
Current assets	$4,686,720	$6,140,350
Current liabilities	3,119,181	2,769,367
Working capital	$1,567,539	$3,370,983

The working capital surplus (current liabilities in excess of current assets) for the periods ended March 31, 2019 and December 31, 2018 was $1,567,539 and $3,370,983, respectively. The decrease in working capital was primarily due to uses of cash described below. The Company has incurred net losses since inception.

Cash Flows

	For the Three Months Ended
	March 31,
	2019	2018

Net cash used in operating activities	$(1,625,491)	$(596,715)
Net cash used in investing activities	(60,284)	(86,718)
Net cash provided by financing activities	33,943	-
Net decrease in cash	$(1,651,832)	$(683,433)

We had cash in the amount of $4,089,717 and $5,741,549 as of March 31, 2019 and December 31, 2018, respectively. Cash used in operating activities resulted from increased headcount, personnel, sales and marketing costs, an increase in our accounts receivable of $115,958, deferred revenue of $143,723, and deferred costs of $65,469, partially offset by a decrease in accounts payable and a decrease in accrued expenses of $247,317. In addition, the Company used actual net cash in operations of $1,625,491 during the three months ended March 31, 2019 compared to $596,715 during the three months ended March 31, 2018. It is anticipated that the Company has cash sufficient to fund operations for at least the next twelve months.

We may raise additional capital through the sale of equity or debt securities or borrowings from financial institutions or third parties or a combination of the foregoing. Capital raised will be used to implement our business plan, grow current operations, make acquisitions and/or start new vertical businesses among some of the anticipated uses of such capital.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by our management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, relate to revenue recognition, cost of revenue, capitalized legal patent costs, income taxes, goodwill, intangible assets, share-based payments, and research and development. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2019 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1.A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 14, 2019, an executive officer and director of the Company exercised an option to purchase 20,000 shares of common stock for an aggregate exercise price of $19,000.

On January 15, 2019, an executive officer of the Company exercised an option to purchase 6,000 shares of common stock, on a cashless basis, resulting in the issuance of 5,271 shares of common stock.

On February 13, 2019, an executive officer and director of the Company exercised a warrant to purchase 10,000 shares of common stock for an aggregate purchase price of $9,500.

On January 15, 2019, an executive officer of the Company exercised an option to purchase 1,989 shares of common stock, on a cashless basis, resulting in the issuance of 1,177 shares of common stock.

The shares of common stock were offered and sold pursuant to exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company intends to use the cash proceeds received in connection with such exercises for general corporate and working capital purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amended and Restated Executive Employment Agreement dated February 25, 2019 between Todd Bankofier and AudioEye, Inc. (1)

10.2	Executive Employment Agreement dated February 27, 2019 between Sean Bradley and AudioEye, Inc. (2)

10.3	Executive Employment Agreement dated February 28, 2019 between Lonny Sternberg and AudioEye, Inc. (3)

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 27, 2019 (the “2018 Form 10-K”).
(2)	Incorporated by reference to Exhibit 10.11 to the 2018 Form 10-K.
(3)	Incorporated by reference to Exhibit 10.12 to the 2018 Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May 2019.

AUDIOEYE, INC.

By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

By:	/s/ Todd Bankofier
Todd Bankofier
Chief Executive Officer

