Form 10-Q
period 2019-06-30
AUDIOEYE INC
filed 2019-08-14
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2019, 7,664,419 shares of the registrant’s common stock were issued and outstanding

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of June 30, 2019 and December 31, 2018 and for the three- and six-month periods ended June 30, 2019 and 2018 is unaudited. This financial information, in the opinion of our management, includes all adjustments, consisting of normal recurring entries, necessary for the fair presentation of such data. The results of operations for the three- and six-month period ended June 30, 2019 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. Certain prior period amounts have been reclassified to conform to current period classification.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$2,804,456	$5,741,549
Accounts receivable, net	632,706	172,384
Marketable securities, held in related party	306	510
Deferred costs, short term	182,042	176,006
Prepaid expenses and other current assets	152,837	49,901
Total current assets	3,772,347	6,140,350

Property and equipment, net	166,591	108,007
Right of use assets	942,588	-

Deferred costs, long term	116,417	93,790
Intangible assets, net	1,837,452	2,061,404
Goodwill	700,528	700,528

Total assets	$7,535,923	$9,104,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$698,498	$93,544
Related party payables	24,467	14,467
Finance lease liabilities	44,556	30,172
Operating lease liabilities	190,559	-
Deferred rent	-	4,472
Deferred revenue	2,944,630	2,626,712
Total current liabilities	3,902,710	2,769,367

Long term liabilities:
Finance lease liabilities	59,542	51,150
Operating lease liabilities	762,305	-
Deferred rent	-	6,585
Deferred revenue	232,021	402,075

Total liabilities	4,956,578	3,229,177

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized
Series A Convertible Preferred Stock, $0.00001 par value, 200,000 shares designated, 105,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	1	1
Common stock, $0.00001 par value, 50,000,000 shares authorized, 7,656,046 and 7,579,995 shares issued and outstanding as of June 30, 2019 and December 31, 2018	77	76
Additional paid-in capital	48,883,802	48,017,926
Accumulated deficit	(46,304,535)	(42,143,101)
Total stockholders' equity	2,579,345	5,874,902

Total liabilities and stockholders' equity	$7,535,923	$9,104,079

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$2,435,622	$1,234,897	$4,421,300	$2,384,239

Cost of revenue	1,147,424	622,645	2,050,408	1,210,109

Gross profit	1,288,198	612,252	2,370,892	1,174,130

Operating expenses:
Selling and marketing	1,093,827	576,894	1,965,702	1,187,556
Research and development	146,577	49,362	361,830	99,029
General and administrative	2,066,687	1,081,840	4,203,013	2,146,465
Total operating expenses	3,307,091	1,708,096	6,530,545	3,433,050

Operating loss	(2,018,893)	(1,095,844)	(4,159,653)	(2,258,920)

Other income (expense):
Unrealized loss on marketable securities	(186)	1,422	(204)	1,650
Interest income (expense), net	(929)	(105)	(1,577)	132
Total other (loss) income	(1,115)	1,317	(1,781)	1,782

Net loss	(2,020,008)	(1,094,527)	(4,161,434)	(2,257,138)

Dividends on Series A Convertible Preferred Stock	(13,089)	(13,524)	(26,034)	(27,274)

Net loss available to common stockholders	$(2,033,097)	$(1,108,051)	$(4,187,468)	$(2,284,412)

Net loss per common share-basic and diluted	$(0.27)	$(0.17)	$(0.55)	$(0.35)

Weighted average common shares outstanding-basic and diluted	7,645,872	6,471,832	7,628,679	6,469,212

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(unaudited)

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	7,579,995	$76	105,000	$1	$48,017,926	$(42,143,101)	$5,874,902
Common stock issued in exchange for exercise of options and warrants	43,232	-	-	-	42,450	-	42,450
Restricted stock units, warrants and options issued for services	-	-	-	-	448,900	-	448,900
Net loss	-	-	-	-	-	(2,141,426)	(2,141,426)
Balance, March 31, 2019	7,623,227	$76	105,000	$1	$48,509,276	$(44,284,527)	$4,224,826
Common stock issued in exchange for exercise of options and warrants	32,819	1	-	-	99,273	-	99,274
Restricted stock units, warrants and options issued for services	-	-	-	-	275,253	-	275,253
Net loss	-	-	-	-	-	(2,020,008)	(2,020,008)
Balance, June 30, 2019	7,656,046	$77	105,000	$1	$48,883,802	$(46,304,535)	$2,579,345

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(unaudited)

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	6,467,066	$65	110,000	$1	$40,121,845	$(39,425,900)	$696,011
Effect of adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers	-	-	-	-	-	80,153	80,153
Reclassify derivative liability to equity upon adoption of Accounting Standards Update No. 2017-11, Earnings Per Share	-	-	-	-	761,490	2,222,520	2,984,010
Restricted stock units, warrants and options issued for services	-	-	-	-	367,303	-	367,303
Net loss	-	-	-	-	-	(1,162,611)	(1,162,611)
Balance, March 31, 2018	6,467,066	$65	110,000	$1	$41,250,638	$(38,285,838)	$2,964,866
Common stock issued upon conversion of preferred stock	13,204	-	(5,000)	-	-	-	-
Common stock issued in exchange for exercise of warrants and options on a cashless basis	8,011	-	-	-	-	-	-
Restricted stock units, warrants and options issued for services	-	-	-	-	270,722	-	270,722
Net loss	-	-	-	-	-	(1,094,527)	(1,094,527)
Balance, June 30, 2018	6,488,281	$65	105,000	$1	$41,521,360	$(39,380,365)	$2,141,061

 See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,161,434)	$(2,257,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349,108	265,077
Option, warrant, RSU and PSU expense	724,153	638,025
Unrealized loss (gain) on marketable securities	204	(1,650)
Amortization of deferred commission	108,075	25,491
Noncash operating lease expense	116,738	-
Changes in operating assets and liabilities:
Accounts receivable	(460,322)	(151,916)
Deferred costs	(136,738)	(66,324)
Other current assets	(102,936)	(1,168)
Accounts payable and accruals	604,954	2,128
Operating lease liabilities	(116,738)	(1,865)
Deferred revenue	147,864	463,512
Related party payables	10,000	(9,068)
Net cash used in operating activities	(2,917,072)	(1,094,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(45,804)	(10,893)
Software development costs	(97,279)	(173,597)
Net cash used in investing activities	(143,083)	(184,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	141,724	-
Repayments of finance leases	(18,662)	(1,454)
Net cash provided by (used in) financing activities	123,062	(1,454)

Net decrease in cash	(2,937,093)	(1,280,840)
Cash-beginning of period	5,741,549	1,960,430
Cash-end of period	$2,804,456	$679,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,798	$255
Income taxes paid	-	-
Non cash investing and financing activities:
ROU assets and operating lease obligations recognized upon adoption of ASU 2016-02	568,268	-
Right-of-use assets and operating lease obligations recognized during the year	483,565	-
Equipment acquired under finance leases	40,657	60,668
Reclassify fair value of warrant liabilities to equity upon adoption of ASU 2017-11	-	2,984,010
Effect of adoption of ASU 2014-09, Revenue from Contracts with Customers	-	80,153

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of AudioEye, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 27, 2019.

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

Corporate Information and Background

AudioEye, Inc. (“we”, “our” or the “Company”) was incorporated on May 20, 2005 in the state of Delaware. The Company has developed patented, Internet content publication and distribution software that enables conversion of any media into accessible formats and allows for real time distribution to end users on any Internet connected device. The Company’s focus is to create more comprehensive access to Internet and other media to all people regardless of their network connection, device, location, or disabilities.

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

In August 2018, the Company sold 1,000,000 shares (the “Shares”) of its common stock at $6.25 per share for net proceeds of $5,609,215, after costs and expenses of $640,785 (the “Private Placement”). At the closing of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors pursuant to which the Company agreed to register the Shares for resale. On September 4, 2018, the Company filed a registration statement on Form S-1 covering the resale of the securities subject to the Registration Rights Agreement. On July 5, 2019, the Company filed a post-effective amendment to the registration statement on Form S-1 covering the resale of the securities subject to the Registration Rights Agreement, in order to, among other things, incorporate into the filing the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2019.

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

JUNE 30, 2019 (unaudited)

We determine revenue recognition through the following five steps:

•	Identify the contract with the customer;

•	Identify the performance obligations in the contract;

•	Determine the transaction price;

•	Allocate the transaction price to the performance obligations in the contract; and

•	Recognize revenue when, or as, the performance obligations are satisfied.

Certain Software as a Service (“SaaS”) invoices are prepared on an annual basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when earned. Subscription revenue is recognized on a ratable basis, using a mid-month convention, over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Payments received in advance of services being rendered are recorded as deferred revenue. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when earned. We generate most of our revenue from subscription services, which are primarily comprised of subscription fees from customers on the Ally Platform.

The following table presents our revenue disaggregated by type of good or service and sales channel:

	Six months ended June 30,
	2019	2018
Revenue – Direct	$3,287,570	$1,928,447
Revenue – Indirect (Strategic partners)	1,133,730	455,792
Total revenue	$4,421,300	$2,384,239

There were significant changes in contract liabilities balances during the six months ended June 30, 2019. The table below summarizes the activity within the deferred revenue accounts during the six months ended June 30, 2019:

	December 31,	Cash	Revenue	June 30,
	2018	received	recognized	2019
Deferred revenue	$3,028,787	$3,414,210	$3,266,346	$3,176,651

As of June 30, 2019, $2,944,630 was classified as short term deferred revenue and is expected to be recognized over the next twelve months following June 30, 2019. The remaining $232,021 is long-term deferred revenue to be recognized thereafter.

At June 30, 2019, the Company had one customer representing 25% of the outstanding accounts receivable. At December 31, 2018, the Company had a different customer representing 22% of the outstanding accounts receivable.

The Company had one major customer (including such customer’s affiliates) which generated approximately 10% and 11% of the Company’s revenue in the three and six months ended June 30, 2019, respectively and 9% and 11% of the Company’s revenue in the three and six months ended June 30, 2018, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the fair value of the Company’s stock, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. “Diluted earnings per share” reflects the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (i.e., the difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. The dilutive effect of our convertible preferred stock is computed using the if-converted method, which assumes conversion at the beginning of the year. However, when a net loss exists, no potential common stock equivalents are included in the computation of the diluted per-share amount because the computation would result in an anti-dilutive per-share amount.

Potentially dilutive securities excluded from the computation of basic and diluted net earnings (loss) per share for the six months ended June 30, 2019 and 2018 are as follows:

	2019	2018
Preferred stock	289,344	277,371
Options to purchase common stock	954,602	1,062,609
Warrants to purchase common stock	1,648,159	1,766,122
Restricted stock units	222,514	194,672
Totals	3,114,619	3,300,774

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

JUNE 30, 2019 (unaudited)

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

The Company has no liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018. The following are the Company’s assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

		Fair Value
	Fair Value	Hierarchy
Assets
Marketable securities, June 30, 2019	$306	Level 1
Marketable securities, December 31, 2018	$510	Level 1

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

As of January 1, 2019, the Company recognized additional operating lease liabilities of $568,268 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company recognized corresponding ROU assets of $557,212. In February 2019, the Company entered into a new lease in Marietta, Georgia, which resulted in ROU assets of an incremental $483,565 being recognized on the balance sheet upon lease commencement in June 2019.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, that the Company does not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company expects changes to its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. See Note 6 for these revised disclosures for fiscal year 2019.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (unaudited)

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

NOTE 2 — MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2019, the Company had cash of $2,804,456 and a working capital deficit of $130,363. In addition, the Company used actual net cash in operations of $1,291,581 and $2,917,072 during the three- and six-months ended June 30, 2019.

In August 2018, the Company sold 1,000,000 shares of its common stock at $6.25 per share for net proceeds of $5,609,215, after costs and expenses of $640,785. In connection with the October 9, 2015 Note and Warrant Purchase Agreement, the Company received proceeds from the issuance of convertible notes payable of $100,000 in September 2018 and $124,975 in October 2018.

In July and August 2019, the Company held discussions and negotiations with holders of certain warrants to purchase the Company’s common stock with respect to a transaction in which the Company and the holders agreed to amend certain warrant agreements to provide that from the date of amendment through August 16, 2019, the exercise price was reduced from $2.50 to $1.63 per share for warrants to purchase an aggregate of 1,194,990 shares and from $6.25 to $4.07 per share for warrants to purchase an aggregate of 85,719 shares, provided that any exercise during such period was in full and the exercise price was paid in cash. Potential proceeds if all 1,280,709 amended warrants are exercised would be approximately $2.2 million.

In August 2019, the Company negotiated an agreement for a $2.0 million Line of Credit (the “LOC”) with a private lender. The Company’s primary source of operating funds has been from revenue generated from sales and cash proceeds from the sale of common stock and the issuance of convertible and other debt. With the early warrant exercises and the LOC, it is anticipated that the Company will have cash sufficient to fund operations for the next twelve months.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2019 and December 31, 2018 is summarized as follows:

	June 30, 2019	December 31, 2018
Computer equipment	$64,195	$62,170
Equipment under finance lease	136,162	95,506
Furniture and fixtures	48,748	4,968
Total	249,105	162,644
Less accumulated depreciation	(82,514)	(54,637)
Property and equipment, net	$166,591	$108,007

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful life of 3 years. When property or equipment is retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized from disposition, is reflected in earnings.

Included in net property and equipment are assets under finance leases (formerly known as capital leases) of $136,162, less accumulated depreciation of $35,359 as of June 30, 2019 and $95,506, less accumulated depreciation of $16,117, as of December 31, 2018.

The Company spent $45,804 and $10,893 in the purchase of furniture and equipment during the six months ended June 30, 2019 and 2018, respectively. The Company also leased $40,657 and $60,668 in equipment during the six months ended June 30, 2019 and 2018, respectively. Depreciation expense was $14,503 and $27,877 for the three and six months ended June 30, 2019, respectively. Depreciation expense was $7,432 and $11,749 for the three and six months ended June 30, 2018, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (Unaudited)

NOTE 4 — INTANGIBLE ASSETS

For the six months ended June 30, 2019 and 2018, the Company invested in software development costs in the amounts of $97,279 and $173,597, respectively.

Patents, technology and other intangibles with contractual terms are generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Software development costs are amortized over their estimated useful life of three years.

Intangible assets consisted of the following:

	June 30, 2019	December 31, 2018
Patents	$3,697,709	$3,697,709
Capitalized software development	1,507,538	1,410,259
Domain name	10,000	10,000
Accumulated amortization	(3,377,795)	(3,056,564)
Intangible assets, net	$1,837,452	$2,061,404

Amortization expense for patents totaled $93,658 and $187,316 for the three and six months ended June 30, 2019, respectively; and $93,658 and $180,684 for the three and six months ended June 30, 2018, respectively. Amortization expense for software development totaled $67,672 and $133,915 for the three and six months ended June 30, 2019, respectively; and $36,322 and $72,644 for the three and six months ended June 30, 2018, respectively.

Total amortization expense was $321,231 and $253,328 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 5 — DEFERRED COSTS

Effective January 1, 2018, the Company capitalizes initial and renewal sales commission payments in the period a customer contract is obtained and payment is received; and the commissions are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, which we have deemed to be the contract term.

Such commissions are amortized over the greater of contract term or technological obsolescence period when the underlying contracted products are technology-based, such as for the SaaS-based platforms, or the expected customer relationship period when the underlying contracted products are not technology-based, such as for patient experience survey products. The table below summarizes the activity within the deferred commission costs account, during the six months ended June 30, 2019:

	December 31,	Commission	Commission	June 30,
	2018	Costs Deferred	Amortized	2019
Deferred costs, short term	$176,006	$114,111	$(108,075)	$182,042
Deferred costs, long term	93,790	22,627	-	116,417
Deferred commission costs	$269,796	$136,738	$(108,075)	$298,459

During the three and six months ended June 30, 2019, the Company deferred an aggregate of $71,269 and $136,738 for commissions paid. Amortization of deferred costs for the three and six months ended June 30, 2019 was $56,676 and $108,075, respectively.

During the six months ended June 30, 2018, the Company deferred an aggregate of $66,324 for commissions paid and reclassified from equity $80,153 previously paid amounts that were originally expensed as commissions. Amortization of deferred costs for the three and six months ended June 30, 2018 was $15,517 and $25,491, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (Unaudited)

NOTE 6 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

Finance Leases

	June 30,	December 31,
	2019	2018
Finance equipment lease dated April 5, 2018	$10,410	$13,056
Finance equipment lease dated May 8, 2018	11,581	14,525
Finance equipment lease dated June 27, 2018	17,616	21,701
Finance equipment lease dated September 18, 2018	12,670	15,368
Finance equipment lease dated September 28, 2018	13,932	16,672
Finance equipment lease dated February 20, 2019	17,518	-
Finance equipment lease dated June 4, 2019	20,371	-
Total finance lease liabilities	104,098	81,322
Less current portion	(44,556)	(30,172)
Long term portion	$59,542	$51,150

During the six months ended June 30, 2019, the Company entered into two finance leases for computer equipment, each for a three-year term.  The Company recognized these arrangements as finance leases based on the determination that the leases exceeded 75% of the economic life of the underlying assets.  The Company initially recorded the equipment and the finance leases liability at the estimated present value of the minimum lease payments of $19,754 and $20,903, respectively.

During the year ended December 31, 2018, the Company entered into five finance leases (formerly known as capital leases) for computer equipment for a three-year term.  The Company recognized these arrangements as finance leases based on the determination that the leases exceeded 75% of the economic life of the underlying assets.  The Company initially recorded the equipment and the finance lease liability at the estimated present value of the minimum lease payments of $95,506.

The leases include base monthly payments in the aggregate of $4,131, due on the monthly anniversary of each contract.  At the expiration of the lease, the Company is required to return all leased equipment to the lessor with right of repurchase at fair value. The Company has made payments under these leases in the total amount of $18,662 during the six months ended June 30, 2019. The effective interest rate of the finance leases is estimated at 6% based on the implicit rate in the lease agreements.

The following summarizes the right to use assets under finance leases included in property and equipment:

	June 30,	December 31,
	2019	2018
Classes of property
Computer equipment	$136,162	$95,506
Less: accumulated depreciation	(35,359)	(16,117)
	$100,803	$79,389

The following summarizes total future minimum finance lease payments at June 30, 2019:

Period ending December 31,
2019	$23,649
2020	49,571
2021	33,827
2022	4,416
Total minimum lease payments	111,463
Amount representing interest	(7,365)
Present value of minimum lease payments	104,098
Current portion of finance lease obligations	44,556
Finance lease obligations, less current portion	$59,542

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (Unaudited)

Operating Leases

The Company’s principal executive offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 5,151 square feet as of June 30, 2019. The Company’s principal office originally consisted of approximately 2,362 square feet. On December 21, 2017, effective February 1, 2018, the Company amended its existing lease to expand its Arizona office to approximately 4,248 square feet and to extend the expiration date to September 30, 2021. Beginning February 1, 2018, the basic rent increased to $9,598 per month. On October 2, 2018, effective December 1, 2018, the Company further amended its existing lease to expand its Arizona office to approximately 5,151 square feet. In accordance with the amended lease, rent increased to $11,810 on January 1, 2019, escalating over time to $12,977 at the end of the lease, which was further extended to October 31, 2022.

The Company also has offices in Atlanta, located at 3901 Roswell Road, Suite 134, leased for an aggregate of $3,937 per month as of December 31, 2017 under a lease expiring on September 30, 2019. On December 29, 2017, effective February 1, 2018, the Company amended its existing lease to expand its Georgia office from approximately 2,739 square feet to approximately 3,831 square feet. Beginning February 1, 2018, the basic rent increased by $1,500 through the remainder of the lease term. In February 2019, the Company entered into a lease for new offices in Marietta, Georgia located at 450 Franklin Gateway, Marietta, Georgia consisting of approximately 9,662 square feet. The new lease commenced on June 1, 2019, with move-in on June 15, 2019.

Beginning in 2017, we leased office space in New York for $300 per month, which was increased to $850 per month in October 2018 through May 31, 2019. Beginning in June 2019, we moved to larger office space in New York, leased for $4,482 per month, for a term of 12 months ending May 31, 2020. Beginning November 1, 2015, we subleased an office in Scottsdale, Arizona from a company controlled by our Executive Chairman for $3,578 per month, which continues on a month to month basis as of June 30, 2019. These New York and Scottsdale properties were considered short-term leases and therefore were not measured under Topic 842.

The Company has made operating lease payments in the amount of $191,843 during the six months ended June 30, 2019. Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. Operating lease liabilities at June 30, 2019 and January 1, 2019 consist of:

	June 30,	January 1,
	2019	2019
Tucson Arizona office lease	$461,170	$518,309
Marietta Georgia office lease	474,708	-
Atlanta Georgia office lease	16,986	49,959
Total operating lease liabilities	952,864	568,268
Less current portion	(190,559)	(166,252)
Long term portion	$762,305	$402,016

As of January 1, 2019, the Company adopted the provisions of ASC Topic 842 using the modified retrospective method. In adopting ASC Topic 842, Leases (Topic 842), the Company elected the ‘package of practical expedients’, which permitted it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Effective January 1, 2019, the Company initially recognized operating lease liabilities of $568,268 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The discount rate utilized in such present value calculation was 6% based on an estimate of the Company’s incremental borrowing rate. At such time, the Company also recognized corresponding right-of-use (ROU) assets of $557,212 and eliminated the prior period deferred rent of $11,056.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (Unaudited)

During the six months ended June 30, 2019, the Company entered into an operating lease for new office space in Marietta, Georgia, for a five-year term. The Company measured and recorded a right of use asset and corresponding operating lease liability of $483,565 at the lease commencement date in June 2019.

The following summarizes total future minimum operating lease payments at June 30, 2019:

Period ending December 31,
2019	$124,838
2020	267,500
2021	262,219
2022	244,245
2023	118,166
2024	80,638
Total minimum lease payments	1,097,606
Less: present value discount	(144,742)
Present value of minimum lease payments	952,864
Current portion of operating lease obligations	190,559
Operating lease obligations, less current portion	$762,305

The following summarizes lease expenses for the six months ended June 30, 2019:

Finance lease expenses:
Depreciation/amortization expense	$27,877
Interest on lease liabilities	2,693
Finance lease expense	30,570
Operating lease expense	114,120
Short-term lease expense	38,698
Total lease expenses	$183,388

NOTE 7 — RELATED PARTY TRANSACTIONS

As of June 30, 2019, and December 31, 2018, the total balances of related party payable were $24,467 and $14,467, respectively, related to rent payable for the Scottsdale office and to reimbursement for employee paid travel on behalf of the Company.

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2019 and December 31, 2018, the Company had 105,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), issued at $10 per share, paying a 5% cumulative annual dividend and convertible for common stock at a price of $4.385 per share. For the six months ended June 30, 2019, preferred stockholders earned, but were not paid, $26,034 in annual dividends, or equivalent to 5,937 shares of common stock based on a conversion price of $4.385 per share. As of June 30, 2019 and December 31, 2018, cumulative and unpaid dividends were $218,774 and $192,740, respectively, or equivalent to 49,891 and 43,954 shares of common stock, respectively, based on a conversion price of $4.385 per share.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (Unaudited)

On any matter presented to the stockholders of the Company, holders of Preferred Stock are entitled to cast the number of votes equal to the number of shares of common stock into which the shares of Preferred Stock are convertible as of the record date to vote on such matter. As long as any shares of Preferred Stock are outstanding, the Company has certain restrictions on share repurchases or amendments to the Certificate of Incorporation in a manner that adversely affects any rights of the preferred stockholders.

In addition, the preferred stockholders have a liquidation preference for purposes of which the Preferred Stock would be valued at $10 per share plus accrued cumulative annual dividend. At June 30, 2019 and December 31, 2018, the total liquidation preference was valued at $1,268,774 and $1,242,740, respectively. In the event of any liquidity event, holders of each share of Preferred Stock shall be entitled to be paid the liquidation preference out of the assets of the Company legally available before any sums shall be paid to holders of common stock.

Common Stock

As of June 30, 2019 and December 31, 2018, the Company had 7,656,046 and 7,579,995 shares, respectively, of common stock issued and outstanding.

In the six months ended June 30, 2019, the Company issued 21,932 shares of its common stock upon the exercise of options, for aggregate proceeds of $24,897. In the six months ended June 30, 2019, the Company issued 40,183 shares of its common stock, upon the exercise of outstanding warrants to purchase an aggregate of 40,183 shares of common stock, for aggregate proceeds of $116,827. In the six months ended June 30, 2019, the Company issued an aggregate of 9,999 shares of its common stock upon the net exercise of 13,341 outstanding options and issued an aggregate of 3,937 shares of its common stock upon the net exercise of outstanding warrants to purchase 11,446 shares of common stock.

Options

The following table summarizes the Company’s outstanding options activity during the six months ended June 30, 2019:

			Weighted		Intrinsic
		Weighted	Average		Value
	Number of	Average	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2018	997,989	$4.67	2.14	925,545	$4,705,220
Granted	121,639	7.48	8.83		-
Exercised	(35,273)	1.61
Forfeited/Expired	(129,753)	10.08
Outstanding at June 30, 2019	954,602	$4.41	2.82	804,103	$3,870,943

On February 7, 2019, the Company granted an aggregate of 28,700 incentive stock options to employees newly hired since June 4, 2018. The options to purchase shares of common stock are exercisable at $10.55 per share, have a term of five years, and vest as to 50% of the options at the vesting commencement date, which is generally one year from the date of hire (vesting commencement dates range from June 4, 2019 through January 25, 2020), and vest as to the remaining 50% of the options in eight equal quarterly installments commencing on the first day of each calendar quarter following the vesting commencement date and installments continuing on the first day of each of the seven calendar quarters thereafter. All vesting is subject to the employee’s continued service through the vesting date. The exercise price was determined using the closing price of the Company’s common stock on February 7, 2019. The Black-Scholes value on the grant date of the options was $258,392.

On June 3, 2019, the Company granted an aggregate of 92,939 nonqualified stock options to employees newly hired since February 7, 2019, and longer-tenured employees for performance in 2018. The options to purchase shares of common stock are exercisable at $6.53 per share, have a term of ten years, and vest in three approximately equal annual installments on the first three anniversaries of the grant date. All vesting is subject to the employee’s continued service through the vesting date. The exercise price was determined using the closing price of the Company’s common stock on June 3, 2019. The Black-Scholes value on the grant date of the options was $571,471.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (Unaudited)

Option grants during the six months ended June 30, 2019 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.25 to 6.00 years, expected volatility of 152.58% to 156.23%, risk free interest rate of 1.83% to 2.48%, and expected dividend yield of 0%. For the three and six months ended June 30, 2019, total stock compensation expense related to options totaled $93,495 and $165,769, respectively. For the three and six months ended June 30, 2018, total stock compensation expense related to options totaled $78,152 and $223,198, respectively. As of June 30, 2019, the outstanding unamortized stock compensation expense related to options was $760,202 (which will be recognized through June 2022).

Warrants

The following table summarizes the Company’s outstanding warrants activity for the six months ended June 30, 2019:

			Weighted	Intrinsic
		Weighted	Average	Value
	Number of	Average	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2018	1,781,715	$4.20	2.23	$8,930,058
Granted	-
Exercised	(51,629)	3.67
Forfeited/Expired	(81,927)	8.03
Outstanding at June 30, 2019	1,648,159	$4.19	1.86	$7,303,284

For the three and six months ended June 30, 2019, warrant-based compensation expense was $0. For the three and six months ended June 30, 2018, the Company incurred warrant-based compensation expense of $109,207 and $110,600, respectively. There was no outstanding unamortized stock-based compensation expense related to warrants as of June 30, 2019.

Restricted stock units (“RSUs”)

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2019:

Restricted stock units issued as of December 31, 2018	222,514
Granted	134,740
Total Restricted stock units issued at June 30, 2019	357,254
Vested at June 30, 2019	222,514
Unvested restricted stock units as of June 30, 2019	134,740

On June 3, 2019, the Company granted 11,280 RSUs to each of Alexandre Zyngier, Ernest Purcell and Anthony Coelho for their continued service on the Board of Directors. Such RSUs will vest on June 30, 2020, subject to the director’s continuous service through the vesting date. The settlement date for such RSUs is the earlier of (i) June 3, 2026 or (ii) the date on which the Company undergoes a change of control. The fair value of the RSUs at grant date was $220,975.

On June 3, 2019, the Company granted 20,000 RSUs to David Kovacs, an employee who is also a shareholder. Such RSUs will vest on September 3, 2019, subject to Mr. Kovac’s continuous service through the vesting date. The settlement date for such RSUs is the earlier of (i) promptly after the vesting date or (ii) in any event no later than March 15, 2020. The fair value of the RSUs at grant date was $130,600.

On June 3, 2019, the Company granted 80,900 RSUs to Sachin Barot, its Chief Financial Officer, in accordance with his employment agreement. Such RSUs will vest annually over a three-year period, in installments of (i) 26,967 RSUs on June 3, 2020, (ii) 26,967 RSUs on June 3, 2021 and (iii) 26,966 on June 3, 2022, subject to Mr. Barot’s continuous service through the vesting date. The settlement date for such RSUs is the earlier of (a) promptly after each vesting date or (b) in any event no later than March 15 of the calendar year following the calendar year in which such vesting occurs. The fair value of the RSUs at grant date was $528,277.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (Unaudited)

For the three and six months ended June 30, 2019, the Company incurred RSU-based compensation expense of $181,757 and $558,384, respectively. For the three and six months ended June 30, 2018, the Company incurred RSU-based compensation expense of $83,363 and $304,227, respectively. The outstanding unamortized stock-based compensation expense related to RSUs was $809,691 (which will be recognized through May 2022) as of June 30, 2019.

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

NOTE 10 — SUBSEQUENT EVENTS

In July 2019, the Company issued an aggregate of 8,373 shares of common stock upon the net exercise of outstanding options and warrants to purchase an aggregate of 18,040 shares of common stock.

In July and August 2019, the Company held discussions and negotiations with holders of certain warrants to purchase the Company’s common stock with respect to a transaction in which the Company and the holders agreed to amend certain warrant agreements to provide that from the date of amendment through August 16, 2019, the exercise price was reduced from $2.50 to $1.63 per share for warrants to purchase an aggregate of 1,194,990 shares and from $6.25 to $4.07 per share for warrants to purchase an aggregate of 85,719 shares, provided that any exercise during such period was in full and the exercise price was paid in cash. Potential proceeds if all 1,280,709 amended warrants are exercised would be approximately $2.2 million.

In August 2019, the Company negotiated and signed an agreement for a $2.0 million LOC with a private lender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations or MD&A should be read in conjunction with our consolidated financial statements and related notes in Part I, Item 1 of this report.

As used in this quarterly report, the terms “we,” “us,” “our” and similar references refer to AudioEye, Inc., unless otherwise indicated.

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

In August 2018, the Company completed a private placement of $6.25 million (before expenses) growth equity financing with institutional investors to accelerate expansion efforts for the Company's direct and indirect sales channels as well as development of new channels in the kiosk and PDF markets. Further, we listed the Company's common stock on the NASDAQ Capital Market.

Overview

AudioEye is a marketplace leader providing web accessibility solutions for our clients’ customers primarily through our Ally Platform products. Our technology advances accessibility with patented technology solutions that reduce barriers, expand access for individuals with disabilities, and enhance the user experience for many users. When implemented, we believe that our solutions offer businesses, educational institutions, and governments the opportunity to reach more customers, improve brand image, and build additional brand loyalty.  In addition, our solutions help organizations comply with internationally accepted Web Content Accessibility Guidelines (“WCAG”) as well as U.S., Canadian, Australian, and United Kingdom accessibility laws.

We generate revenue primarily through the sale of subscriptions of our software as a service (“SaaS”) technology platform, called the AudioEye Ally Platform, to website owners, publishers, developers, Content Management System (“CMS”) platform providers and operators and through the delivery of managed services combined with the implementation of our solutions. Our solutions have been adopted by some of the largest and most influential companies in the world.

Our customers span disparate industries and target market verticals, which encompass (but are not limited to) the following categories: human resources, finance, retail/ecommerce, food services, automotive, transportation, hospitality, media, and education. Government agencies, both at the federal and state and local levels have also integrated our software in their digital platforms.

AudioEye customers fall into one of two distinct sales channels: Direct and Indirect. In the Direct channel, AudioEye sales personnel engage directly with the customer. In the Indirect channel, AudioEye engages with customers, who are referred to as Indirect Channel Partners, who provide a website hosting platform for their end-user customers, and who serve as authorized resellers of the AudioEye solution to their customers. Indirect channel sales have been a factor in the acceleration of the AudioEye sales and marketing strategy. We work with strategically identified reseller Partners that provide a unique opportunity for AudioEye to onboard more customers in a shorter period of time. By working with providers of proprietary content management systems, AudioEye leverages economies of scale to deliver the AudioEye solution in a cost-effective and highly efficient way. In middle and lower markets, this strategy has helped make accessibility available to industries that might otherwise neglect the important issue of digital inclusion altogether. We believe that there is significant opportunity for us to increase revenue in the future by delivering our solutions through this Indirect channel and therefore will continue to invest capital and resources in expanding our strategic partner business.

We have seen momentous growth in both our Direct and Indirect or “Partner” business channels. Since most of these Partners' underlying clients are billed monthly, we believe our bookings, revenue, and cash flow will converge in this segment. Customer renewal rates for the Direct channel continue in the range of mid 90%'s which further illustrates the confidence our customers have in the AudioEye accessibility solution.

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

During the first half of 2019, as well as throughout 2018, we continued to see significant growth within our direct and indirect sales channels, which was fueled by a number of factors. The increasing number of legal cases related to issues of accessibility has driven adoption of our solutions from a compliance perspective. Further, more companies are recognizing the business value of making their sites accessible to millions more consumers. Recognition of these tremendous business opportunities is sparked by demand from end-users who are letting companies and organizations know of the significant importance of accessibility to their websites.

Beyond this secular momentum, we have remained focused on several internal initiatives that are designed to make us more effective at an operational level. More specifically, we have made refinements to our lead generation processes, which have led to expansion of our overall sales pipeline, and we have continued to make enhancements to the technology that underlies our solution.

Overall, AudioEye believes that it has an opportunity to capitalize on the market in front of it. At the same time, we are dedicated to serving a vital role in leading the charge toward a more accessible online future for all.

The AudioEye Solution

AudioEye uses proprietary technology and development tools to offer web accessibility solutions that offer significant savings in time and money relative to traditional solutions. Our solutions help with compliance and focus on rapid remediation of the most important accessibility issues, followed by in-depth analysis identifying and addressing a more comprehensive compliance program. Our technology was built to not only provide users with a cloud-based assistive toolset that gets embedded in and is made freely available to users within our customers’ websites, but to also improve the code in a way that optimizes the user experience for users of existing third-party assistive technologies, such as screen readers.

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

Our Annual Report on Form 10-K for the year ended December 31, 2018 provides additional information about our business and operations.

Results of Operations

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The discussion of the results of our operations compares the three and six months ended June 30, 2019 with the three and six months ended June 30, 2018, which are not necessarily indicative of the results which may be expected for any subsequent period. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended June 30, 2019 and June 30, 2018

Results of Operations

	Three Months Ended
	June 30,
	2019	2018
Revenue	$2,435,622	$1,234,897

Cost of revenue	1,147,424	622,645
Gross profit	1,288,198	612,252
Operating expenses:
Selling and marketing	1,093,827	576,894
Research and development	146,577	49,362
General and administrative	2,066,687	1,081,840
Total operating expenses	3,307,091	1,708,096
Operating loss	(2,018,893)	(1,095,844)

Unrealized (loss) gain on marketable securities	(186)	1,422
Interest expense	(929)	(105)

Net loss	(2,020,008)	(1,094,527)
Deemed dividend on Series A Convertible Preferred Stock	(13,089)	(13,524)
Net loss attributable to common stockholders	$(2,033,097)	$(1,108,051)
Net income per common share – basic and diluted	$(0.27)	$(0.17)
Weighted average common shares outstanding – basic and diluted	7,645,872	6,471,832

Revenue

For the three months ended June 30, 2019 and 2018, revenue was $2,435,622 and $1,234,897, respectively, consisting primarily of revenue from core product sales and maintenance services. Revenue increased due to the execution of the Company’s business plan which included the hiring of additional sales and marketing team members, securing new negotiated channel partnerships, and continued marketing focus on highly transactional industry verticals.

The following table presents our revenue disaggregated by type of good or service and sales channel:

	Three months ended June 30,
	2019	2018
Revenue – Direct	$1,826,946	$982,810
Revenue – Indirect (Strategic partners)	608,676	252,087
Total revenue	$2,435,622	$1,234,897

Cost of Revenue

For the three months ended June 30, 2019 and 2018, cost of revenue was $1,147,424 and $622,645, respectively, consisting primarily of employee-related costs, including payroll, benefits and stock-based compensation expense for our technology operations and customer experience teams, fees paid to our managed hosting providers and other third-party service providers, amortization of capitalized software development costs and acquired technology, and allocated overhead costs. The increase in cost of revenue was due to a significant increase in direct labor headcount and related payroll and the use of sub-contracting to support the increase in revenue.

Gross Profit

An increase in our revenue and increase in cost of revenue resulted in a gross profit of $1,288,198 for the current period, as compared to a gross profit of $612,252 during the three months ended June 30, 2018. Gross profit increased as a result of increased revenue through higher sales and through recognition of deferred revenue as contractual obligations are fulfilled, offset in part by an increase in sub-contracting and direct labor costs.

Selling and Marketing Expenses

Selling and marketing expenses were $1,093,827 and $576,894 for the three months ended June 30, 2019 and 2018, respectively.  The increase resulted primarily from staff additions and salary increases as we expand our business lines.

Research and Development Expenses

Research and development expenses were $146,577 and $49,362 for the three months ended June 30, 2019 and 2018, respectively. Research and development expenses increased primarily as a result of an increase in technology staff.

General and Administrative Expenses

General and administrative expenses were $2,066,687 and $1,081,840 for the three months ended June 30, 2019 and 2018, respectively. General and administrative expenses increased $984,847 due primarily to higher salaries and service provider costs in the 2019 period as compared to the 2018 period. Salaries, wages and benefits expenses increased to $667,124 in the current year period compared to $237,125 in the second quarter of 2018. Legal, consulting and recruiting fees increased significantly over such fees for the prior year period and were $545,727 in the second quarter of 2019 compared to $88,425 in the prior year comparable period.

Interest Income (Expense), net

Interest expense, net, during the three months ended June 30, 2019 was $929 compared to $105 for the three months ended June 30, 2018.

Comparative for the Six Months ended June 30, 2019 and June 30, 2018

Results of Operations

	Six Months Ended
	June 30,
	2019	2018
Revenue	$4,421,300	$2,384,239

Cost of revenue	2,050,408	1,210,109
Gross profit	2,370,892	1,174,130
Operating expenses:
Selling and marketing	1,965,702	1,187,556
Research and development	361,830	99,029
General and administrative	4,203,013	2,146,465
Total operating expenses	6,530,545	3,433,050
Operating loss	(4,159,653)	(2,258,920)

Unrealized (loss) gain on marketable securities	(204)	1,650
Interest expense	(1,577)	132

Net loss	(4,161,434)	(2,257,138)
Deemed dividend on Series A Convertible Preferred Stock	(26,034)	(27,274)
Net loss attributable to common stockholders	$(4,187,468)	$(2,284,412)
Net income per common share – basic and diluted	$(0.55)	$(0.35)
Weighted average common shares outstanding – basic and diluted	7,628,679	6,469,212

Revenue

For the six months ended June 30, 2019 and 2018, revenue was $4,421,300 and $2,384,239, respectively, consisting primarily of revenue from core product sales and maintenance services. Revenue increased due to the execution of the Company’s business plan which included the hiring of additional sales and marketing team members, securing new negotiated channel partnerships, and continued marketing focus on highly transactional industry verticals.

The following table presents our revenue disaggregated by type of good or service and sales channel:

	Six months ended June 30,
	2019	2018
Subscription revenue and support – Direct	$3,287,570	$1,928,447
Subscription revenue and support – Indirect (Strategic partners)	1,133,730	455,792
Total revenue	$4,421,300	$2,384,239

Cost of Revenue

For the six months ended June 30, 2019 and 2018, cost of revenue was $2,050,408 and $1,210,109, respectively, consisting primarily of employee-related costs, including payroll, benefits and stock-based compensation expense for our technology operations and customer experience teams, fees paid to our managed hosting providers and other third-party service providers, amortization of capitalized software development costs and acquired technology, and allocated overhead costs. The increase in cost of revenue was due to a significant increase in direct labor headcount and related payroll and the use of sub-contracting to support the increase in revenue.

Gross Profit

An increase in our revenue and increase in cost of revenue resulted in a gross profit of $2,370,892 for the current period, as compared to a gross profit of $1,174,130 during the six months ended June 30, 2018. Gross profit increased as a result of increased sales volume, an increasing revenue renewal rate and recognition of deferred revenue as contractual obligations are fulfilled, offset in part by an increase in sub-contracting and direct labor costs.

Selling and Marketing Expenses

Selling and marketing expenses were $1,965,702 and $1,187,556 for the six months ended June 30, 2019 and 2018, respectively.  The increase resulted primarily from staff additions and salary increases as we expand our business lines.

Research and Development Expenses

Research and development expenses were $361,830 and $99,029 for the six months ended June 30, 2019 and 2018, respectively. Research and development expenses increased primarily as a result of an increase in technology staff.

General and Administrative Expenses

General and administrative expenses were $4,203,013 and $2,146,465 for the six months ended June 30, 2019 and 2018, respectively. General and administrative expenses increased $2,056,548 due primarily to higher salaries and service provider costs in the 2019 period as compared to the 2018 period. Salaries, wages and benefits expenses increased to $1,466,873 in the current year period compared to $473,231 in the six months ended June 30, 2018. Legal, consulting and recruiting fees increased significantly over such fees for the prior year period and were $954,233 in the six months ended June 30, 2019 compared to $139,499 in the prior year comparable period.

Contracts in Process/Revenue Recognition

Under current accounting procedures, revenue is recognized when delivery of the promised goods or services is transferred to customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. Certain invoices are prepared on an annual basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when earned. Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer.

Payments received in advance of services being rendered are recorded as deferred revenue. The Company only records accounts receivable for the amount of revenue recognized as service is rendered, even if the client has been billed for the entire contract value. The table below summarizes the amount of contract value in excess of revenue recognized prior to 2019 of $4.94 million, our deferred revenue of $3.18 million and the amount recognized as revenue in 2019 of $4.42 million. Contract amount in excess and deferred revenue are expected to be recognized in future periods. The Company also receives contracts for service hours where total contract value is uncertain. These “fee for service contracts” are recorded in the table below only if the services have been delivered and the associated revenue has been recognized.

A summary of our contracts in process is as follows:

	Contracts in Process
	June 30, 2019
	Contract Amount	Revenue Recognized prior to 2019	Revenue Recognized Six Months Ended June 30, 2019	Deferred Revenue June 30, 2019	Contract Amount in Excess of Deferred Revenue and Recognized Revenue
Contracts	$26,251,539	$4,942,754	$4,421,300	$3,176,651	$13,710,834

Revenue for the first half of 2019 were a record $4.42 million, representing an increase of 85% from $2.38 million in the prior year comparable period. Revenue for the second quarter of 2019 were $2.44 million, an increase of 23% from $1.99 million in the first quarter of 2019. The revenue for the second quarter of 2019 represent the 14th consecutive quarter of topline growth for the Company. In addition, contract amounts in excess of revenue, or the Company’s pipeline, continues to grow.

Contract bookings (as defined below) for the second quarter of 2019 were approximately $7.28 million. This represents an increase of 140% from $3.03 million in the prior year comparable period, and an increase of 112% sequentially from $3.43 million in the 1st quarter of 2019.

About Key Operating Metrics

To supplement our financial information presented in accordance with GAAP, we consider certain operating measures that are not GAAP measures, including contract bookings. AudioEye reviews a number of operating metrics such as these to evaluate its business, measure performance, identify trends, formulate business plans, and make strategic decisions. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business and to facilitate comparisons of our performance to that of other similar companies.

AudioEye's “Contract Bookings” or “Bookings” are the amount of money the customer commits to spend with the Company over an agreed amount of time, generally ranging from 12 to 60 months. Contract Bookings are stated at total contract value committed during a specified time and recognized as revenue when services are delivered. While some contracts are cancellable under certain circumstances during the contract period, the Company has a very good track record of customer retention.

“Partner” or “Strategic Partner” is a company which provides a web-hosting platform for private and public entities and resells the AudioEye services as a new accessibility service offering to its customers.

Liquidity and Capital Resources

Working Capital

As of June 30, 2019, the Company had cash of $2,804,456 and a working capital deficit of $130,363. While the Company has been successful in raising capital in the past, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital.

	At June 30,	At December 31,
	2019	2018
Current assets	$3,772,347	$6,140,350
Current liabilities	3,902,710	2,769,367
Working capital surplus (deficit)	$(130,363)	$3,370,983

The working capital deficit (current liabilities in excess of current assets) for the periods ended June 30, 2019 and December 31, 2018 was $(130,363) and $3,370,983, respectively. The decrease in working capital was primarily due to uses of cash described below. The Company has incurred net losses since inception.

Cash Flows

	For the Six Months Ended
	June 30,
	2019	2018
Net cash used in operating activities	$(2,917,072)	$(1,094,896)
Net cash used in investing activities	(143,083)	(184,490)
Net cash provided by financing activities	123,062	(1,454)
Net decrease in cash	$(2,937,093)	$(1,280,840)

We had cash in the amount of $2,804,456 and $5,741,549 as of June 30, 2019 and December 31, 2018, respectively. Cash used in operating activities resulted from increased headcount, personnel, legal, sales and marketing costs, an increase in our accounts receivable of $460,322, and deferred costs of $136,738, partially offset by a decrease in accounts payable and a decrease in accrued expenses of $604,954. In addition, the Company used actual net cash in operations of $2,917,073 during the six months ended June 30, 2019 compared to $1,094,896 during the six months ended June 30, 2018.

In July and August 2019, the Company held discussions and negotiations with holders of certain warrants to purchase the Company’s common stock with respect to a transaction in which the Company and the holders agreed to amend certain warrant agreements to provide that from the date of amendment through August 16, 2019, the exercise price was reduced from $2.50 to $1.63 per share for warrants to purchase an aggregate of 1,194,990 shares and from $6.25 to $4.07 per share for warrants to purchase an aggregate of 85,719 shares, provided that any exercise during such period was in full and the exercise price was paid in cash. Potential proceeds if all 1,280,709 amended warrants are exercised would be approximately $2.2 million.

In August 2019, the Company negotiated an agreement for a $2.0 million Line of Credit (the “LOC”) with a private lender. With the early warrant exercises and the LOC, it is anticipated that the Company will have cash sufficient to fund operations for the next twelve months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2019 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 12, 2019, an executive officer and director of the Company exercised a warrant to purchase 13,920 shares of common stock for an aggregate purchase price of $62,292.

The shares of common stock were offered and sold pursuant to exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company intends to use any cash proceeds received in connection with such exercises for general corporate and working capital purposes.

Item 3. Defaults Upon Senior Securities0

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amended Executive Employment Agreement dated May 10, 2019 between AudioEye, Inc. and Sachin Barot (1)

10.2	AudioEye, Inc. 2019 Equity Incentive Plan (2)

10.3	AudioEye, Inc. 2019 Equity Incentive Plan - Form of Incentive Stock Option Agreement (3)

10.4	AudioEye, Inc. 2019 Equity Incentive Plan - Form of Nonqualified Stock Option Agreement (4)

10.5	AudioEye, Inc. 2019 Equity Incentive Plan - Form of Restricted Stock Unit Agreement (5)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 14, 2019 (the “May 14, 2019 Form 8-K”).

(2)	Incorporated by reference to Exhibit 10.2 to the May 14, 2019 Form 8-K.

(3)	Incorporated by reference to Exhibit 10.3 to the May 14, 2019 Form 8-K.
(4)	Incorporated by reference to Exhibit 10.4 to the May 14, 2019 Form 8-K.
(5)	Incorporated by reference to Exhibit 10.5 to the May 14, 2019 Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August 2019.

AUDIOEYE, INC.

By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

By:	/s/ Sachin Barot
Sachin Barot
Principal Financial Officer