Form 10-Q
period 2019-09-30
AUDIOEYE INC
filed 2019-11-14
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, 8,876,555 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the consolidated financial statements as of September 30, 2019 and December 31, 2018 and for the three- and nine-month periods ended September 30, 2019 and 2018 is unaudited. This financial information, in the opinion of our management, includes all adjustments, consisting of normal recurring entries, necessary for the fair presentation of such data. The results of operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. Certain prior period amounts have been reclassified to conform to current period classification.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$3,463,899	$5,741,549
Accounts receivable, net	1,362,400	172,384
Marketable securities, held in related party	762	510
Deferred costs, short term	197,961	176,006
Prepaid expenses and other current assets	366,370	49,901
Total current assets	5,391,392	6,140,350

Property and equipment, net	167,805	108,007

Right of use assets	877,067	-

Deferred costs, long term	156,786	93,790
Intangible assets, net	1,711,650	2,061,404
Goodwill	700,528	700,528

Total assets	$9,005,228	$9,104,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$670,129	$93,544
Related party payables	4,541	14,467
Finance lease liabilities	51,735	30,172
Operating lease liabilities	204,411	-
Deferred rent	-	4,472
Deferred revenue	4,119,567	2,626,712
Total current liabilities	5,050,383	2,769,367

Long term liabilities:
Finance lease liabilities	61,886	51,150
Operating lease liabilities	709,268	-
Deferred rent	-	6,585
Deferred revenue	192,121	402,075

Total liabilities	6,013,658	3,229,177

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized
Series A Convertible Preferred stock, $0.00001 par value, 200,000 shares designated, 105,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	1	1
Common stock, $0.00001 par value, 50,000,000 shares authorized, 8,876,555 and 7,579,995 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	89	76
Additional paid-in capital	51,491,258	48,017,926
Accumulated deficit	(48,499,778)	(42,143,101)
Total stockholders' equity	2,991,570	5,874,902

Total liabilities and stockholders' equity	$9,005,228	$9,104,079

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$2,776,436	$1,494,313	$7,197,736	$3,878,552

Cost of revenue	1,121,307	672,589	3,171,715	1,882,698

Gross profit	1,655,129	821,724	4,026,021	1,995,854

Operating expenses:
Selling and marketing	1,424,210	625,789	3,389,912	1,813,345
Research and development	139,570	48,860	501,400	147,889
General and administrative	2,249,302	1,445,539	6,452,315	3,592,004
Total operating expenses	3,813,082	2,120,188	10,343,627	5,553,238

Operating loss	(2,157,953)	(1,298,464)	(6,317,606)	(3,557,384)

Other income (expense):
Unrealized gain (loss) on marketable securities	456	(1,680)	252	(30)
Interest (expense) income, net	(37,746)	(32,892)	(39,323)	(32,760)
Total other (loss) income	(37,290)	(34,572)	(39,071)	(32,790)

Net loss	(2,195,243)	(1,333,036)	(6,356,677)	(3,590,174)

Dividends on Series A Convertible preferred stock	(13,233)	(13,233)	(39,267)	(40,507)

Net loss available to common stockholders	$(2,208,476)	$(1,346,269)	$(6,395,944)	$(3,630,681)

Net loss per common share-basic and diluted	$(0.27)	$(0.19)	$(0.81)	$(0.54)

Weighted average common shares outstanding-basic and diluted	8,279,207	7,084,716	7,847,905	6,676,968

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	7,579,995	$76	105,000	$1	$48,017,926	$(42,143,101)	$5,874,902
Common stock issued in exchange for exercise of options and warrants	43,232	-	-	-	42,450	-	42,450
Restricted stock units, warrants and options issued for services	-	-	-	-	448,900	-	448,900
Net loss	-	-	-	-	-	(2,141,426)	(2,141,426)
Balance, March 31, 2019	7,623,227	76	105,000	1	48,509,276	(44,284,527)	4,224,826
Common stock issued in exchange for exercise of options and warrants	32,819	1	-	-	99,273	-	99,274
Restricted stock units, warrants and options issued for services	-	-	-	-	275,253	-	275,253
Net loss	-	-	-	-	-	(2,020,008)	(2,020,008)
Balance, June 30, 2019	7,656,046	77	105,000	1	48,883,802	(46,304,535)	2,579,345
Common stock issued in exchange for exercise of options and warrants	1,220,509	12	-	-	2,114,906	-	2,114,918
Warrants issued in connection with line of credit	-	-	-	-	219,335	-	219,335
Restricted stock units, warrants and options issued for services	-	-	-	-	273,215	-	273,215
Net loss	-	-	-	-	-	(2,195,243)	(2,195,243)
Balance, September 30, 2019	8,876,555	$89	105,000	$1	$51,491,258	$(48,499,778)	$2,991,570

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 31, 2019 AND 2018

(unaudited)

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	6,467,066	$65	110,000	$1	$40,121,845	$(39,425,900)	$696,011
Effect of adoption of Accounting Codification Standard 2014-09, Revenue from Contracts with Customers	-	-	-	-	-	80,153	80,153
Reclassify derivative liability to equity upon adoption of Accounting Codification Standard 2017-11, Earnings Per Share	-	-	-	-	761,490	2,222,520	2,984,010
Restricted stock units, warrants and options issued for services	-	-	-	-	367,303	-	367,303
Net loss	-	-	-	-	-	(1,162,611)	(1,162,611)
Balance, March 31, 2018	6,467,066	65	110,000	1	41,250,638	(38,285,838)	2,964,866
Common stock issued upon conversion of preferred stock	13,204	-	(5,000)	-	-	-	-
Common stock issued in exchange for exercise of warrants and options on a cashless basis	8,011	-	-	-	-	-	-
Restricted stock units, warrants and options issued for services	-	-	-	-	270,722	-	270,722
Net loss	-	-	-	-	-	(1,094,527)	(1,094,527)
Balance, June 30, 2018	6,488,281	65	105,000	1	41,521,360	(39,380,365)	2,141,061
Common stock and warrants sold for cash	1,000,000	10	-	-	5,609,205	-	5,609,215
Beneficial conversion feature and warrant issued with convertible notes	-	-	-	-	100,000	-	100,000
Restricted stock units, warrants and options issued for services	-	-	-	-	92,418	-	92,418
Net loss	-	-	-	-	-	(1,333,036)	(1,333,036)
Balance, September 30, 2018	7,488,281	$75	105,000	$1	$47,322,983	$(40,713,401)	$6,609,658

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,356,677)	$(3,590,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	534,484	394,238
Amortization of debt discounts	36,556	32,430
Option, warrant, RSU and PSU expense	997,368	730,443
Noncash operating lease expense	163,710	-
Unrealized loss (gain) on marketable securities	(252)	30
Amortization of deferred commission	174,841	59,705
Changes in operating assets and liabilities:
Accounts receivable	(1,190,016)	(125,980)
Deferred costs	(259,792)	(201,142)
Other current assets	(133,690)	40,419
Accounts payable and accruals	576,585	155,128
Operating lease liabilities	(138,155)	(2,507)
Deferred revenue	1,282,901	1,264,919
Related party payables	(9,926)	(9,068)
Net cash used in operating activities	(4,322,063)	(1,251,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(45,803)	(10,893)
Software development costs	(137,373)	(308,933)
Net cash used in investing activities	(183,176)	(319,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-	5,609,215
Issuance of convertible note payable-related party	-	50,000
Issuance of convertible notes payable	-	50,000
Proceeds from exercise of warrants and options	2,256,642	-
Repayments of notes payable and finance leases	(29,053)	(7,595)
Net cash provided by financing activities	2,227,589	5,701,620

Net (decrease) increase in cash	(2,277,650)	4,130,235
Cash-beginning of period	5,741,549	1,960,430
Cash-end of period	$3,463,899	$6,090,665

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$4,326	$1,327
Income taxes paid	$-	$-
Non cash investing and financing activities:
ROU assets and operating lease obligations recognized upon adoption of ASU 2016-02	$568,268	$-
Right-of-use assets and operating lease obligations recognized during the year	$483,565	$-
Equipment acquired from finance leases	$61,352	$77,864
Deferred costs originated from issuance of warrants in connection with line of credit	$219,335	$-
Debt discount originated from issuance of warrants attached to notes payable	$-	$100,000
Reclassify fair value of warrant liabilities to equity upon adoption of ASU 2017-11	$-	$2,984,010
Effect of adoption of Accounting Codification Standard 2014-09, Revenue from Contracts with Customers	$-	$80,153

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (unaudited)

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

Corporate Information and Background

AudioEye, Inc. (“we”, “our” or the “Company”) was incorporated on May 20, 2005 in the state of Delaware. The Company has developed patented, Internet content publication and distribution software that enables conversion of media into accessible formats and allows for real time distribution to end users on any Internet connected device. The Company’s focus is to create more comprehensive access to Internet and other media to all people regardless of their network connection, device, location, or disabilities.

The Company is focused on developing innovations in the field of networked and device embedded audio technology. Our intellectual property is primarily comprised of trade secrets, trademarks, issued, published and pending patent applications, copyrights and technological innovation. We have a patent portfolio comprised of eight issued patents in the United States. We also have one published/pending patent application and two patent applications being prepared for filing via the Patent Cooperation Treaty (“PCT”) (international). We have a trademark portfolio comprised of seven United States trademark registrations.

Our common stock has been listed on the NASDAQ Capital Market under the symbol “AEYE” since September 4, 2018. Prior to September 4, 2018, our common stock was quoted on the OTCQB and the OTC Bulletin Board beginning on April 15, 2013 under the same symbol.

In August 2018, the Company sold 1,000,000 shares (the “Shares”) of its common stock at $6.25 per share for net proceeds of $5,609,215, after costs and expenses of $640,785 (the “Private Placement”). At the closing of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors pursuant to which the Company agreed to register the Shares for resale. On September 4, 2018, the Company filed a registration statement on Form S-1 covering the resale of the securities subject to the Registration Rights Agreement, as well as certain other securities of the Company. On July 5, 2019, the Company filed a post-effective amendment to the registration statement on Form S-1 covering the resale of such securities in order to, among other things, incorporate into the filing information included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2019.

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

SEPTEMBER 30, 2019 (unaudited)

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

The following table presents our revenue disaggregated by type of good or service and sales channel:

	Nine months ended September 30,
	2019	2018
Revenue – Direct	$5,134,901	$2,999,738
Revenue – Indirect (Vertical partners)	2,062,835	878,814
Total revenue	$7,197,736	$3,878,552

In accordance with Accounting Standard ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), the Company records accounts receivable for amounts invoiced to customers for which service has been rendered and for amounts invoiced and are in deferred revenue but for which the Company has an unconditional right to consideration as provided under the contractual arrangement.

The table below compares the deferred revenue balance as of September 30, 2019 versus December 31, 2018:

	September 30,	December 31,
	2019	2018
Deferred revenue	$4,311,688	$3,028,787

As of September 30, 2019, $4,119,567 was classified as short term deferred revenue and is expected to be recognized over the next twelve months following September 30, 2019. The remaining $192,121 is long-term deferred revenue to be recognized thereafter. $2,128,766 (70%) of deferred revenue from December 31, 2018 has been recognized to revenue through September 30, 2019.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (unaudited)

At September 30, 2019, the Company had one customer representing 17% of the outstanding accounts receivable. At December 31, 2018, the Company had a different customer representing 22% of the outstanding accounts receivable.

The Company had one major customer (including such customer’s affiliates) which generated approximately 9% and 10% of the Company’s revenue in the three and nine months ended September 30, 2019, respectively, and 11% and 12% of the Company’s revenue in the three and nine months ended September 30, 2018, respectively.

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

Potentially dilutive securities excluded from the computation of basic and diluted net earnings (loss) per share for the nine months ended September 30, 2019 and 2018 are as follows:

	2019	2018
Preferred stock	292,362	280,389
Options to purchase common stock	903,847	1,025,247
Warrants to purchase common stock	537,321	1,881,041
Restricted stock units	381,359	194,674
Totals	2,114,889	3,381,351

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (unaudited)

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

The Company has no liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018. The following are the Company’s assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

		Fair Value
	Fair Value	Hierarchy
Assets
Marketable securities, September 30, 2019	$762	Level 1
Marketable securities, December 31, 2018	$510	Level 1

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (unaudited)

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

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, that the Company does not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company changed its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. See Note 6 for these revised disclosures for fiscal year 2019.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 — MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2019, the Company had cash of $3,463,899 and a working capital of $341,009. In addition, the Company used actual net cash in operations of $1,404,992 and $4,322,064 during the three- and nine-months ended September 30, 2019, respectively.

In August 2018, the Company sold 1,000,000 shares of its common stock at $6.25 per share for net proceeds of $5,609,215, after costs and expenses of $640,785. In connection with the October 9, 2015 Note and Warrant Purchase Agreement, the Company received proceeds from the issuance of convertible notes payable of $100,000 in September 2018 and $124,975 in October 2018.

In August 2019, the Company negotiated with holders of certain warrants to purchase the Company’s common stock with respect to a transaction in which the Company and the holders agreed to amend certain warrant agreements to provide that from the date of amendment through August 16, 2019, the exercise price was reduced from $2.50 to $1.63 per share for warrants to purchase an aggregate of 1,194,990 shares and from $6.25 to $4.07 per share for warrants to purchase an aggregate of 85,719 shares, provided that any exercise during such period was in full and the exercise price was paid in cash. Proceeds from the amended warrants exercised was approximately $2.1 million.

In August 2019, the Company negotiated an agreement for a $2.0 million Line of Credit (the “LOC”) with Sero Capital LLC, a shareholder who owns more than 10% of the outstanding shares of the Company’s common stock. The Company’s primary source of operating funds has been from revenue generated from sales and cash proceeds from the sale of common stock and the issuance of convertible and other debt. With the August warrant exercises and the LOC, it is anticipated that the Company will have cash sufficient to fund operations for the next twelve months.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (unaudited)

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2019 and December 31, 2018 is summarized as follows:

	September 30, 2019	December 31, 2018
Computer equipment	$64,195	$62,170
Equipment under finance lease	156,858	95,506
Furniture and fixtures	48,746	4,968
Total	269,799	162,644
Less accumulated depreciation	(101,994)	(54,637)
Property and equipment, net	$167,805	$108,007

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful life or term of the lease. When property or equipment is retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized from disposition, is reflected in earnings.

Included in net property and equipment are assets under finance leases (formerly known as capital leases) of $156,858, less accumulated depreciation of $46,706 as of September 30, 2019 and $95,506, less accumulated depreciation of $16,117, as of December 31, 2018.

The Company spent $45,803 and $10,893 in the purchase of furniture and equipment during the nine months ended September 30, 2019 and 2018, respectively. The Company also leased $61,352 and $77,864 in equipment during the nine months ended September 30, 2019 and 2018, respectively. Depreciation expense was $19,480 and $47,357 for the three and nine months ended September 30, 2019, respectively. Depreciation expense was $9,851 and $21,600 for the three and nine months ended September 30, 2018, respectively.

NOTE 4 — INTANGIBLE ASSETS

For the nine months ended September 30, 2019 and 2018, the Company invested in software development costs in the amounts of $137,373 and $308,933, respectively.

Patents, technology and other intangibles with contractual terms are generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Software development costs are amortized over their estimated useful life of three years.

Intangible assets consisted of the following:

	September 30, 2019	December 31, 2018
Patents	$3,697,709	$3,697,709
Capitalized software development	1,547,632	1,410,259
Domain name	10,000	10,000
Accumulated amortization	(3,543,691)	(3,056,564)
Intangible assets, net	$1,711,650	$2,061,404

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (unaudited)

Amortization expense for patents totaled $93,658 and $280,974 for the three and nine months ended September 30, 2019, respectively; and $93,657 and $274,341 for the three and nine months ended September 30, 2018, respectively. Amortization expense for software development totaled $72,238 and $206,153 for the three and nine months ended September 30, 2019, respectively; and $25,653 and $98,297 for the three and nine months ended September 30, 2018, respectively.

Total amortization expense was $487,127 and $372,638 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 5 — DEFERRED COSTS

Effective January 1, 2018, the Company capitalizes new and 12-month or longer renewal sales commission payments in the period a customer contract is obtained, and payment is received; and the commissions are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, which we have deemed to be the contract term.

Such commissions are amortized over the greater of contract term or technological obsolescence period when the underlying contracted products are technology-based, such as for the SaaS-based platforms, or the contract term when the underlying contracted products are not technology-based. The table below summarizes the activity within the deferred commission costs account, during the nine months ended September 30, 2019:

	December 31,	Commission	Commission	September 30,
	2018	Costs Deferred	Amortized	2019
Deferred costs, short term	$176,006	$196,796	$(174,841)	$197,961
Deferred costs, long term	93,790	62,996	-	156,786
Deferred commission costs	$269,796	$259,792	$(174,841)	$354,747

During the three and nine months ended September 30, 2019, the Company deferred an aggregate of $123,054 and $259,792, respectively, for commissions paid. Amortization of deferred costs for the three and nine months ended September 30, 2019 was $66,766 and $174,841, respectively.

During the nine months ended September 30, 2018, the Company deferred an aggregate of $201,142 for commissions paid and reclassified from equity $80,153 previously paid amounts that were originally expensed as commissions. Amortization of deferred costs for the three and nine months ended September 30, 2018 was $34,214 and $59,705, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (unaudited)

NOTE 6 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

Finance Leases

	September 30,	December 31,
	2019	2018
Finance equipment lease dated April 5, 2018	$9,076	$13,056
Finance equipment lease dated May 8, 2018	10,076	14,525
Finance equipment lease dated June 27, 2018	15,528	21,701
Finance equipment lease dated September 18, 2018	11,290	15,368
Finance equipment lease dated September 28, 2018	12,530	16,672
Finance equipment lease dated February 20, 2019	15,665	-
Finance equipment lease dated June 4, 2019	18,761	-
Finance equipment lease dated September 30, 2019	20,695	-
Total finance lease liabilities	113,621	81,322
Less current portion	(51,735)	(30,172)
Long term portion	$61,886	$51,150

During the nine months ended September 30, 2019, the Company entered into three finance leases for computer equipment, each for a three-year term.  The Company recognized these arrangements as finance leases based on the determination that the leases exceeded 75% of the economic life of the underlying assets.  The Company initially recorded the equipment and the finance leases liability at the estimated present value of the minimum lease payments of $19,754, $20,903 and $20,695, respectively.

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

The leases include base monthly payments in the aggregate of $4,761, due on the monthly anniversary of each contract.  At the expiration of the lease, the Company is required to return all leased equipment to the lessor with right of repurchase at fair value. The Company has made payments under these leases in the total amount of $29,053 during the nine months ended September 30, 2019. The effective interest rate of the finance leases is estimated at 6% based on the implicit rate in the lease agreements.

The following summarizes the right to use assets under finance leases included in property and equipment:

	September 30,	December 31,
Classes of Property	2019	2018
Computer equipment	$156,858	$95,506
Less: accumulated depreciation	(46,706)	(16,117)
	$110,152	$79,389

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (unaudited)

The following summarizes total future minimum finance lease payments at September 30, 2019:

Period ending December 31,
2019	$14,839
2020	57,126
2021	41,382
2022	10,083
Total minimum lease payments	123,430
Amount representing interest	(9,809)
Present value of minimum lease payments	113,621
Current portion of finance lease obligations	51,735
Finance lease obligations, less current portion	$61,886

Operating Leases

The Company’s principal offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 5,151 square feet as of September 30, 2019. The Company’s principal office originally consisted of approximately 2,362 square feet. On December 21, 2017, effective February 1, 2018, the Company amended its existing lease to expand its principal office to approximately 4,248 square feet and to extend the expiration date to September 30, 2021. Beginning February 1, 2018, the basic rent increased to $9,598 per month. On October 2, 2018, effective December 1, 2018, the Company further amended its existing lease to expand its principal office to approximately 5,151 square feet. In accordance with the amended lease, rent increased to $11,810 on January 1, 2019, escalating over time to $12,977 at the end of the lease, which was further extended to October 31, 2022.

The Company also had offices in Atlanta, Georgia located at 3901 Roswell Road, Suite 134, leased for an aggregate of $3,937 per month as of December 31, 2017 under a lease that expired on September 30, 2019. On December 29, 2017, effective February 1, 2018, the Company amended its existing lease to expand its Atlanta office from approximately 2,739 square feet to approximately 3,831 square feet. Beginning February 1, 2018, the basic rent increased by $1,500 through the remainder of the lease term. In February 2019, the Company entered into a lease for new offices in Marietta, Georgia located at 450 Franklin Gateway, Marietta, Georgia consisting of approximately 9,662 square feet. The new lease commenced on June 1, 2019, with move-in on June 15, 2019.

Beginning in 2017, the Company leased office space in New York for $300 per month, which was increased to $850 per month in October 2018 through May 31, 2019. Beginning in June 2019, the Company moved to larger office space in New York, leased for $4,482 per month, for a term of 12 months ending May 31, 2020. Beginning November 1, 2015, we subleased an office in Scottsdale, Arizona from a company controlled by our Executive Chairman for $3,578 per month, which continues on a month to month basis as of September 30, 2019. These New York and Scottsdale properties were considered short-term leases and therefore were not measured under Topic 842.

The Company has made operating lease payments in the amount of $222,564 during the nine months ended September 30, 2019. Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. Operating lease liabilities at September 30, 2019 and January 1, 2019 consist of:

	September 30,	January 1,
	2019	2019
Tucson Arizona office lease	$431,815	$518,309
Marietta Georgia office lease	481,864	-
Atlanta Georgia office lease	-	49,959
Total operating lease liabilities	913,679	568,268
Less current portion	(204,411)	(166,252)
Long term portion	$709,268	$402,016

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (unaudited)

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

During the nine months ended September 30, 2019, the Company entered into an operating lease for new office space in Marietta, Georgia, for a five-year term. The Company measured and recorded a right of use asset and corresponding operating lease liability of $483,565 at the lease commencement date in June 2019.

The following summarizes total future minimum operating lease payments at September 30, 2019:

Period ending December 31,
2019	$79,854
2020	267,500
2021	262,219
2022	244,245
2023	118,166
2024	80,638
Total minimum lease payments	1,052,622
Less: present value discount	(138,943)
Present value of minimum lease payments	913,679
Current portion of operating lease obligations	204,411
Operating lease obligations, less current portion	$709,268

The following summarizes lease expenses for the nine months ended September 30, 2019:

Finance lease expenses:
Depreciation/amortization expense	$34,185
Interest on lease liabilities	5,269
Finance lease expense	39,454
Operating lease expense	193,739
Short-term lease expense	66,784
Total lease expenses	$299,977

NOTE 7 — CREDIT FACILITY-RELATED PARTY

On August 14, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with Sero Capital LLC, a shareholder who owns more than 10% of the outstanding shares of common stock of the Company. The beneficial owner of Sero Capital LLC is David Moradi, who became a director of the Company on November 8, 2019. The Loan Agreement provides the Company with an unsecured credit facility under which the Company may borrow up to the aggregate principal amount of $2,000,000. Any advances under the Loan Agreement will bear interest at a per annum rate of 10% (subject to increase in the event of a default), which is payable monthly and may, at the Company’s option, be paid either in cash or by the issuance of shares of the Company’s common stock. The term of the Loan Agreement extends through August 14, 2020, subject to earlier termination as provided in the Loan Agreement. The Company’s obligations under the Loan Agreement are subject to acceleration upon the occurrence of an event of default (as defined in the Loan Agreement). The Company may prepay its obligations under the Loan Agreement without penalty, but subject to certain limitations regarding the number, timing and dollar amounts of prepayments. The Loan Agreement provides for certain customary covenants, representations and events of default. No amounts have been drawn under the Loan Agreement as of September 30, 2019.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (unaudited)

In consideration of the credit facility, the Company issued to Sero Capital LLC a common stock warrant to acquire up to a total of 146,667 shares of the Company’s common stock at an exercise price of $6.00 per share, which exercise price may be paid in cash or, at the election of the holder, in a cashless, or “net,” exercise transaction. The warrant expires one year from the date of issuance.

The estimated fair value of the Sero Capital LLC warrant was $219,335 at date of issuance. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual term of 1 year, a risk-free interest rate of 1.86%, a dividend yield of 0%, and volatility of 75.9%. The deferred costs attributed to the value of the warrants of $219,335 is amortized ratably over the term of the credit facility as interest expense. As of September 30, 2019, the unamortized balance was $182,779 and included in prepaid expenses and other current assets on the consolidated balance sheet.

NOTE 8 — RELATED PARTY TRANSACTIONS

As of September 30, 2019, and December 31, 2018, the total balances of related party payable were $4,541 and $14,467, respectively, related to reimbursement for employee paid travel on behalf of the Company. Sero Capital LLC, beneficially owned by David Moradi who became a director of the Company on November 8, 2019, was paid $30,000 in consulting fees through September 30, 2019.

See Note 7 relating to our Credit Facility.

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2019, and December 31, 2018, the Company had 105,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), issued at $10 per share, paying a 5% cumulative annual dividend and convertible for common stock at a price of $4.385 per share. For the nine months ended September 30, 2019, preferred stockholders earned, but were not paid, $39,267 in annual dividends, or equivalent to 8,955 shares of common stock based on a conversion price of $4.385 per share. As of September 30, 2019, and December 31, 2018, cumulative and unpaid dividends were $232,007 and $192,740, respectively, or equivalent to 52,909 and 43,954 shares of common stock, respectively, based on a conversion price of $4.385 per share.

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

In addition, the preferred stockholders have a liquidation preference for purposes of which the Preferred Stock would be valued at $10 per share plus accrued cumulative annual dividend. At September 30, 2019 and December 31, 2018, the total liquidation preference was valued at $1,287,007 and $1,242,740, respectively. In the event of any liquidity event, holders of each share of Preferred Stock shall be entitled to be paid the liquidation preference out of the assets of the Company legally available before any sums shall be paid to holders of common stock.

Common Stock

As of September 30, 2019, and December 31, 2018, the Company had 8,876,555 and 7,579,995 shares, respectively, of common stock issued and outstanding.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (unaudited)

In the nine months ended September 30, 2019, the Company issued 21,932 shares of its common stock upon the exercise of options, for aggregate proceeds of $24,897. In the nine months ended September 30, 2019, the Company issued 1,252,319 shares of its common stock, upon the exercise of outstanding warrants to purchase an aggregate of 1,252,319 shares of common stock, for aggregate proceeds of $2,231,745. In the nine months ended September 30, 2019, the Company issued an aggregate of 11,055 shares of its common stock upon the net exercise of 15,596 outstanding options and issued an aggregate of 11,254 shares of its common stock upon the net exercise of outstanding warrants to purchase 27,231 shares of common stock.

Options

The following table summarizes the Company’s outstanding options activity during the nine months ended September 30, 2019:

		Weighted	Weighted		Intrinsic
		Average	Average		Value
	Number of	Exercise	Remaining		of
	Options	Price	Term	Exercisable	Options
Outstanding at December 31, 2018	997,989	$4.67	2.14	925,545	$4,705,220
Granted	121,639	7.48	8.83		-
Exercised	(37,528)	1.75
Forfeited/Expired	(178,253)	12.28
Outstanding at September 30, 2019	903,847	$3.67	2.97	766,350	$1,209,562

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

Option grants during the nine months ended September 30, 2019 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.25 to 6.00 years, expected volatility of 152.58% to 156.23%, risk free interest rate of 1.83% to 2.48%, and expected dividend yield of 0%. For the three and nine months ended September 30, 2019, total stock compensation expense related to options totaled $71,002 and $236,771, respectively. For the three and nine months ended September 30, 2018, total stock compensation expense related to options totaled $60,020 and $283,218, respectively. As of September 30, 2019, the outstanding unamortized stock compensation expense related to options was $600,845 (which will be recognized through June 2022).

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (unaudited)

Warrants

The following table summarizes the Company’s outstanding warrants activity for the nine months ended September 30, 2019:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
	Number of	Exercise	Remaining	of
	Warrants	Price	Term	Warrants
Outstanding at December 31, 2018	1,781,715	$4.20	2.23	$8,930,058
Granted	146,667	6.00	1.00	-
Exercised	(1,279,550)	1.85
Forfeited/Expired	(111,511)	10.72
Outstanding at September 30, 2019	537,321	$7.34	0.90	$63,500

In August 2019, the Company negotiated with holders of certain warrants to purchase the Company’s common stock with respect to a transaction in which the Company and the holders agreed to amend certain warrant agreements to provide that from the date of amendment through August 16, 2019, the exercise price was reduced from $2.50 to $1.63 per share for warrants to purchase an aggregate of 1,194,990 shares and from $6.25 to $4.07 per share for warrants to purchase an aggregate of 85,719 shares, provided that any exercise during such period was in full and the exercise price was paid in cash. During the August period, an aggregate of 1,212,136 warrants to purchase the Company’s common stock were exercised for net proceeds of $2,114,918.

On August 14, 2019, the Company issued 146,667 warrants to acquire the Company’s common stock at an exercise price of $6.00 per share for a term of one year (See Note 7).

For the three and nine months ended September 30, 2019, warrant-based compensation expense was $0. For the three and nine months ended September 30, 2018, the Company incurred warrant-based compensation expense of $0 and $110,600, respectively. There was no outstanding unamortized stock-based compensation expense related to warrants as of September 30, 2019.

Restricted stock units (“RSUs”)

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2019:

Restricted stock units issued as of December 31, 2018	222,514
Granted	158,845
Total Restricted stock units issued at September 30, 2019	381,359
Vested at September 30, 2019	242,514
Unvested restricted stock units as of September 30, 2019	138,845

On June 3, 2019, the Company granted 11,280 RSUs to each of Alexandre Zyngier, Ernest Purcell and Anthony Coelho for their continued service on the Board of Directors. Such RSUs will vest on June 3, 2020, subject to the director’s continuous service through the vesting date. The settlement date for such RSUs is the earlier of (i) June 3, 2026 or (ii) the date on which the Company undergoes a change of control. The fair value of the RSUs at grant date was $220,975.

On June 3, 2019, the Company granted 11,280 RSUs to each of Alexandre Zyngier, Ernest Purcell and Anthony Coelho for their continued service on the Board of Directors. Such RSUs will vest on June 3, 2020 , subject to the director’s continuous service through the vesting date. The settlement date for such RSUs is the earlier of (i) June 3, 2026 or (ii) the date on which the Company undergoes a change of control. The fair value of the RSUs at grant date was $220,975.

On June 3, 2019, the Company granted 80,900 RSUs to Sachin Barot, its Chief Financial Officer, in accordance with his employment agreement. Such RSUs will vest annually over a three-year period, in installments of (i) 26,967 RSUs on June 3, 2020, (ii) 26,967 RSUs on June 3, 2021 and (iii) 26,966 RSUs on June 3, 2022, subject to Mr. Barot’s continuous service through the vesting date. The settlement date for such RSUs is the earlier of (a) promptly after each vesting date or (b) in any event no later than March 15 of the calendar year following the calendar year in which such vesting occurs. The fair value of the RSUs at grant date was $528,277.

On August 19, 2019, the Company granted 24,105 RSUs to Joel Horwitz in accordance with a consulting agreement. Such RSUs will vest in installments according to performance conditions establishing certain milestones to be achieved within a timeframe stipulated by the consulting agreement, and as determined quarterly and certified by the Compensation Committee of the Board of Directors. The settlement date for such RSUs is the earlier of (a) promptly after each vesting date or (b) in any event no later than March 15 of the calendar year following the calendar year in which such vesting occurs. The fair value of the RSUs at grant date was $95,697.

For the three and nine months ended September 30, 2019, the Company incurred RSU-based compensation expense of $202,213 and $760,596, respectively. For the three and nine months ended September 30, 2018, the Company incurred RSU-based compensation expense of $32,398 and $336,625, respectively. The outstanding unamortized stock-based compensation expense related to RSUs was $703,174 (which will be recognized through May 2022) as of September 30, 2019.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

In August 2018, the Company completed a private placement of common stock for $6.25 million (before expenses) growth equity financing with institutional investors to accelerate expansion efforts for the Company's direct and indirect sales channels as well as development of new channels in the kiosk and PDF markets. Further, we listed the Company's common stock on the NASDAQ Capital Market.

Overview

AudioEye is a marketplace leader providing web accessibility solutions for our clients’ customers primarily through our Accessibility Platform products (previously called “Ally”, now named “AudioEye Managed”). Our technology advances accessibility with patented technology solutions that reduce barriers, expand access for individuals with disabilities, and enhance the user experience for many users. When implemented, we believe that our solutions offer businesses, educational institutions, and governments the opportunity to reach more customers, improve brand image, and build additional brand loyalty.  In addition, our solutions help organizations comply with internationally accepted Web Content Accessibility Guidelines (“WCAG 2.1”) as well as U.S., Canadian, Australian, and United Kingdom accessibility laws.

We generate revenue primarily through the sale of subscriptions of our software as a service (“SaaS”) technology platform, called the AudioEye Managed Platform, to website owners, publishers, developers, Content Management System (“CMS”) platform providers and operators and through the delivery of managed services combined with the implementation of our solutions. Our solutions have been adopted by some of the largest and most influential companies in the world.

On November 6, 2019 we unveiled AudioEye Digital Marketplace, enabling companies of all sizes to accelerate accessibility easily and affordably. The machine learning powered-platform helps companies achieve digital inclusion standards and meet legal requirements.

New products introduced on November 6, 2019 include AudioEye Free and AudioEye Pro, which join market-leading AudioEye Managed in the AudioEye Digital Marketplace, a new suite of digital accessibility commerce and machine-learning solutions for all price points.

AudioEye is powered by dynamic remediation technology that streamlines the digital accessibility process by evaluating, analyzing and repairing massive amounts of digital content. AudioEye’s real-time monitoring systems run over 360 core accessibility tests, against more than 1,500,000 unique pages each week. That system has catalogued well over 600,000,000 individual issues of accessibility, and it tracks the delivery of nearly 40,000,000 individual remediations. AudioEye automatically evaluates and dynamically adjusts website content to be accessible.

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

We have seen momentous growth in both our Direct and Indirect or “Partner” business channels. Since most of these Partners' underlying clients are billed monthly, we believe our bookings, revenue, and cash flow will converge in this segment. Customer renewal rates for the Direct channel continue in the range of low-mid 90%'s which further illustrates the confidence our customers have in the AudioEye accessibility solution.

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

During the first three quarters of 2019, as we saw throughout 2018, we continued to see significant growth within our direct and indirect sales channels, which was fueled by a number of factors. The increasing number of legal cases related to issues of accessibility has driven adoption of our solutions from a compliance perspective. Further, more companies are recognizing the business value of making their sites accessible to millions more consumers. Recognition of these tremendous business opportunities is sparked by demand from end-users who are letting companies and organizations know of the significant importance of accessibility to their websites.

Beyond this secular momentum, we have remained focused on several internal initiatives that are designed to make us more effective at an operational level. More specifically, we have made refinements to our lead generation processes, which has led to expansion of our overall sales pipeline, and we have continued to make enhancements to the technology that underlies our solution.

According to Forrester Research, there is a significant business opportunity considering that individuals with disabilities worldwide have more than $1.2 trillion in disposable income. More than a million new websites are active daily, representing commerce, jobs, and key parts of everyday life, and yet, despite the ever-growing digital world, digital accessibility on the web is not improving. Many current and new websites are not ADA / WCAG compliant and exclude individuals using assistive technology. AudioEye’s mission is to eradicate these access barriers, bringing thousands of new sites into compliance and, through a perpetual combination of technological and human-based oversight from AudioEye, supporting them into the future as the standards and regulations continue to evolve.

Overall, AudioEye believes that it has an opportunity to capitalize on the market in front of it. At the same time, we are dedicated to serving a vital role in leading the charge toward a more accessible online future for all.

The AudioEye Solution

AudioEye uses proprietary technology and development tools to offer web accessibility solutions that offer significant savings in time and money relative to traditional solutions. Our solutions help with compliance and focuses on rapid remediation of the most important accessibility issues, followed by in-depth analysis identifying and addressing a more comprehensive compliance program. Our technology was built to not only provide users with a cloud-based assistive toolset that gets embedded in and is made freely available to users within our customers’ websites, but to also improve the code in a way that optimizes the user experience for users of existing third-party assistive technologies, such as screen readers.

Intellectual Property

Our intellectual property is primarily comprised of trade secrets, trademarks, issued, published and pending patent applications, copyrights and technological innovation. We have a patent portfolio comprised of eight issued patents in the United States. We also have one published/pending patent application and two patent applications being prepared for filing via the Patent Cooperation Treaty (“PCT”) (international).

We have a trademark portfolio comprised of seven United States trademark registrations.

Our current patented inventions relate to:

•	A server-side method and apparatus that enables users to audibly navigate websites and hear high-quality streaming audio narration and descriptions of websites. This patented invention involves creating an audio-enabled web experience by utilizing voice talent and automated text-to-speech conversion methods to read and describe web content.

•	Systems for automatic remediation of non-compliant webpages and user interfaces using pre-stored remediation scripts as well as form-based quick-fix remediation codes. More specifically, this patent covers various features related to crawling webpages and user interfaces to perform compliance assessments using pre-stored remediation scripts corresponding to different compliance issues and manipulating the document object model (DOM). This patent also covers various features related to using pre-stored accelerated remediation code blocks, including those derived from machine learning, corresponding to different compliance issues to modify the DOM.
•	Methods for providing alternative descriptions to elements on a webpage that were previously untagged and without the appropriate tags. More specifically, this patent covers various features related to detecting an untagged element having an associated hyperlink and using pre-existing remediation scripts to assign an alt text description to the untagged element. In addition, this patent also covers various features related to detecting an untagged image and assigning an alt text description based on image recognition analysis.

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

Results of Operations

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The discussion of the results of our operations compares the three and nine months ended September 30, 2019 with the three and nine months ended September 30, 2018, which are not necessarily indicative of the results which may be expected for any subsequent period. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Comparative for the Three Months ended September 30, 2019 and September 30, 2018

Results of Operations

	Three Months Ended
	September 30,
	2019	2018
Revenue	$2,776,436	$1,494,313

Cost of revenue	1,121,307	672,589
Gross profit	1,655,129	821,724
Operating expenses:
Selling and marketing	1,424,210	625,789
Research and development	139,570	48,860
General and administrative	2,249,302	1,445,539
Total operating expenses	3,813,082	2,120,188
Operating loss	(2,157,953)	(1,298,464)

Unrealized gain (loss) on marketable securities	456	(1,680)
Interest expense	(37,746)	(32,892)

Net loss	(2,195,243)	(1,333,036)
Dividends on Series A Convertible Preferred Stock	(13,233)	(13,233)
Net loss attributable to common stockholders	$(2,208,476)	$(1,346,269)
Net loss per common share – basic and diluted	$(0.27)	$(0.19)
Weighted average common shares outstanding – basic and diluted	8,279,207	7,084,716

Revenue

For the three months ended September 30, 2019 and 2018, revenue was $2,776,436 and $1,494,313, respectively, consisting primarily of revenue from core product sales and subscription services. Revenue increased due to the execution of the Company’s business plan which included growing our direct sales channel, securing new negotiated channel partnerships, and continued marketing focus on highly transactional industry verticals.

The following table presents our revenue disaggregated by type of good or service and sales channel:

	Three months ended September 30,
	2019	2018
Revenue – Direct	$1,847,331	$1,071,291
Revenue – Indirect (Vertical partners)	929,105	423,022
Total revenue	$2,776,436	$1,494,313

Cost of Revenue

For the three months ended September 30, 2019 and 2018, cost of revenue was $1,121,307 and $672,589, respectively, consisting primarily of employee-related costs, including payroll, benefits and stock-based compensation expense for a portion of our technology operations and customer experience teams, fees paid to our managed hosting providers and other third-party service providers, amortization of capitalized software development costs and acquired technology, and allocated overhead costs. The increase in cost of revenue was due to a significant increase in direct labor headcount and related payroll and the use of sub-contracting to support the increase in revenue.

Gross Profit

An increase in our revenue and increase in cost of revenue resulted in a gross profit of $1,655,129 for the current period, as compared to a gross profit of $821,724 during the three months ended September 30, 2018. Gross profit increased as a result of increased revenue through higher sales and through recognition of deferred revenue as contractual obligations are fulfilled, offset in part by an increase in sub-contracting and direct labor costs.

Selling and Marketing Expenses

Selling and marketing expenses were $1,424,210 and $625,789 for the three months ended September 30, 2019 and 2018, respectively.  The increase resulted primarily from staff additions and salary increases as we expand our business lines.

Research and Development Expenses

Research and development expenses were $139,570 and $48,860 for the three months ended September 30, 2019 and 2018, respectively. Research and development expenses increased primarily as a result of an increase in technology staff as we continue to focus on improving our technology and introduce new products.

General and Administrative Expenses

General and administrative expenses were $2,249,302 and $1,445,539 for the three months ended September 30, 2019 and 2018, respectively. General and administrative expenses increased $803,763 due primarily to higher salaries and service provider costs in the 2019 period as compared to the 2018 period. Salaries, wages and benefits expenses increased to $509,725 in the current year period compared to $182,310 in the third quarter of 2018. Legal, consulting and recruiting fees increased significantly over such fees for the prior year period and were $583,423 in the third quarter of 2019 compared to $351,548 in the prior year comparable period.

Interest Income (Expense), net

Interest expense, net, during the three months ended September 30, 2019 was $37,746 compared to $32,892 for the three months ended September 30, 2018. During the three months ended September 30, 2019, we issued a warrant in connection with a credit facility incurring a $36,556 noncash interest expense in current period as compared to a noncash interest expense of $32,430 relating to issued convertible notes for the same period, last year.

Comparative for the Nine Months ended September 30, 2019 and September 30, 2018

Results of Operations

	Nine Months Ended
	September 30,
	2019	2018
Revenue	$7,197,736	$3,878,552

Cost of revenue	3,171,715	1,882,698
Gross profit	4,026,021	1,995,854
Operating expenses:
Selling and marketing	3,389,912	1,813,345
Research and development	501,400	147,889
General and administrative	6,452,315	3,592,004
Total operating expenses	10,343,627	5,553,238
Operating loss	(6,317,606)	(3,557,384)

Unrealized (loss) gain on marketable securities	252	(30)
Interest expense	(39,323)	(32,760)

Net loss	(6,356,677)	(3,590,174)
Dividends on Series A Convertible Preferred Stock	(39,267)	(40,507)
Net loss attributable to common stockholders	$(6,395,944)	$(3,630,681)
Net loss per common share – basic and diluted	$(0.81)	$(0.54)
Weighted average common shares outstanding – basic and diluted	7,847,905	6,676,968

Revenue

For the nine months ended September 30, 2019 and 2018, revenue was $7,197,736 and $3,878,552, respectively, consisting primarily of revenue from core product sales and subscription services. Revenue increased due to the execution of the Company’s business plan which included growing our direct sales channel, securing new negotiated channel partnerships, and continued marketing focus on highly transactional industry verticals.

The following table presents our revenue disaggregated by type of good or service and sales channel:

	Nine months ended September 30,
	2019	2018
Subscription revenue and support – Direct	$5,134,901	$2,999,738
Subscription revenue and support – Indirect (Vertical partners)	2,062,835	878,814
Total revenue	$7,197,736	$3,878,552

Cost of Revenue

For the nine months ended September 30, 2019 and 2018, cost of revenue was $3,171,715 and $1,882,698, respectively, consisting primarily of employee-related costs, including payroll, benefits and stock-based compensation expense for a portion of our technology operations and customer experience teams, fees paid to our managed hosting providers and other third-party service providers, amortization of capitalized software development costs and acquired technology, and allocated overhead costs. The increase in cost of revenue was due to a significant increase in direct labor headcount and related payroll and the use of sub-contracting to support the increase in revenue.

Gross Profit

An increase in our revenue and increase in cost of revenue resulted in a gross profit of $4,026,021 for the nine months ended September 30, 2019, as compared to a gross profit of $1,995,854 during the nine months ended September 30, 2018. Gross profit increased as a result of increased sales volume, an increasing revenue renewal rate and recognition of deferred revenue as contractual obligations are fulfilled, offset in part by an increase in sub-contracting and direct labor costs.

Selling and Marketing Expenses

Selling and marketing expenses were $3,389,912 and $1,813,345 for the nine months ended September 30, 2019 and 2018, respectively.  The increase resulted primarily from staff additions and salary increases as we expand our business lines.

Research and Development Expenses

Research and development expenses were $501,400 and $147,889 for the nine months ended September 30, 2019 and 2018, respectively. Research and development expenses increased primarily as a result of an increase in technology staff as we continue to focus on improving our technology and introduce new products.

General and Administrative Expenses

General and administrative expenses were $6,452,315 and $3,592,004 for the nine months ended September 30, 2019 and 2018, respectively. General and administrative expenses increased $2,860,311 due primarily to higher salaries and service provider costs in the 2019 period as compared to the 2018 period. Salaries, wages and benefits expenses increased to $1,976,598 in the current year period compared to $655,541 in the nine months ended September 30, 2018. Legal, consulting and recruiting fees increased significantly over such fees for the prior year period and were $1,537,656 in the nine months ended September 30, 2019 compared to $491,047 in the prior year comparable period.

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

Payments received in advance of services being rendered are recorded as deferred revenue. In accordance with Accounting Standard ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), the Company records accounts receivable for amounts invoiced to customers for which service has been rendered and for amounts invoiced and are in deferred revenue but for which the Company has an unconditional right to consideration as provided under the contractual arrangement. The table below summarizes the amount of contract value in excess of revenue recognized prior to 2019 of $4.9 million, our deferred revenue of $4.3 million and the amount recognized as revenue in 2019 of $7.2 million. Contract amount in excess and deferred revenue are expected to be recognized in future periods. The Company also receives contracts for service hours where total contract value is uncertain. These “fee for service contracts” are recorded in the table below only if the services have been delivered and the associated revenue has been recognized.

A summary of our contracts in process is as follows:

	Contracts in Process
	September 30, 2019
	Contract Amount	Revenue Recognized prior to 2019	Revenue Recognized Nine Months Ended September 30, 2019	Deferred Revenue September 30, 2019	Contract Amount in Excess of Deferred Revenue and Recognized Revenue
Contracts	$31,913,971	$4,942,754	$7,197,736	$4,311,688	$15,461,793

Revenues for the first three quarters ended September 30, 2019 were a record $7.2 million, representing an increase of 86% from $3.9 million in the prior year comparable period. Revenues for the third quarter of 2019 were $2.8 million, an increase of 86% from $1.5 million in the third quarter of 2018. The revenues for the third quarter of 2019 represent the 15th consecutive quarter of topline growth for the Company. In addition, contract amounts in excess of revenue, or the Company’s pipeline, continue to grow.

Contract bookings (as defined below) for the third quarter of 2019 were approximately $5.7 million. This represents an increase of 102% from $2.8 million in the prior year comparable period.

About Key Operating Metrics

To supplement our financial information presented in accordance with GAAP, we consider certain operating measures that are not GAAP measures, including contract bookings and contract amount in excess of deferred revenue and recognized revenue. AudioEye reviews a number of operating metrics such as these to evaluate its business, measure performance, identify trends, formulate business plans, and make strategic decisions. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business and to facilitate comparisons of our performance to that of other similar companies.

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

“Partner” or “Vertical Partner” is a company which provides a web-hosting platform for private and public entities and resells the AudioEye services as a new accessibility service offering to its customers.

Liquidity and Capital Resources

Working Capital

As of September 30, 2019, the Company had cash of $3,463,899 and a working capital of $341,009. While the Company has been successful in raising capital in the past, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital.

	At September 30,	At December 31,
	2019	2018
Current assets	$5,391,392	$6,140,350
Current liabilities	5,050,383	2,769,367
Working capital surplus	$341,009	$3,370,983

The working capital for the periods ended September 30, 2019 and December 31, 2018 was $341,009 and $3,370,983, respectively. The decrease in working capital was primarily due to uses of cash described below. The Company has incurred net losses since inception.

Cash Flows

	For the Nine Months Ended
	September 30,
	2019	2018
Net cash used in operating activities	$(4,322,063)	$(1,251,559)
Net cash used in investing activities	(183,176)	(319,826)
Net cash provided by financing activities	2,227,589	5,701,620
Net (decrease) increase in cash	$(2,277,650)	$4,130,235

We had cash in the amount of $3,463,899 and $5,741,549 as of September 30, 2019 and December 31, 2018, respectively. The Company used actual net cash in operations of $4,322,063 during the nine months ended September 30, 2019 compared to $1,251,559  during the nine months ended September 30, 2018. Cash used in operating activities resulted from increased headcount, personnel, legal, sales and marketing costs, an increase in our accounts receivable of $1,190,016, and deferred costs of $259,792, partially offset by an increase in accounts payable and accrued expenses of $576,585 and an increase in deferred revenue of $1,282,901.

In August 2019, the Company negotiated with holders of certain warrants to purchase the Company’s common stock with respect to a transaction in which the Company and the holders agreed to amend certain warrant agreements to provide that from the date of amendment through August 16, 2019, the exercise price was reduced from $2.50 to $1.63 per share for warrants to purchase an aggregate of 1,194,990 shares and from $6.25 to $4.07 per share for warrants to purchase an aggregate of 85,719 shares, provided that any exercise during such period was in full and the exercise price was paid in cash. Proceeds from the amended warrants exercised was approximately $2.1 million.

In August 2019, the Company negotiated an agreement for a $2.0 million Line of Credit (the “LOC”) with Sero Capital LLC, a shareholder who owns more than 10% of the outstanding shares of common stock of the Company. The Company’s primary source of operating funds has been from revenue generated from sales and cash proceeds from the sale of common stock and the issuance of convertible and other debt. With the August warrant exercises and the LOC, it is anticipated that the Company will have cash sufficient to fund operations for the next twelve months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2019 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2019, an executive officer who is also a director received 7,317 shares of common stock of the Company for the cashless exercise of 15,785 warrants to purchase shares of common stock of the Company.

The shares of common stock were offered and sold pursuant to exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company intends to use any cash proceeds received in connection with such exercises for general corporate and working capital purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Form of Omnibus Amendment to Common Stock Warrants dated as of August 14, 2019(1)

10.2	Letter Agreement dated as of August 14, 2019, between Sero Capital LLC and AudioEye, Inc.(2)

10.3	Loan Agreement dated as of August 14, 2019 between Sero Capital LLC and AudioEye, Inc.(3)

10.4	Common Stock Warrant dated as of August 14, 2019 issued by AudioEye, Inc. to Sero Capital LLC(4)

10.5	Second Amended and Restated Executive Employment Agreement, effective as of September 16, 2019, between AudioEye, Inc. and Todd Bankofier(5)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 16, 2019 (the “August 16, 2019 Form 8-K”).

(2)	Incorporated by reference to Exhibit 10.2 to the August 16, 2019 Form 8-K.

(3)	Incorporated by reference to Exhibit 10.3 to the August 16, 2019 Form 8-K.
(4)	Incorporated by reference to Exhibit 10.4 to the August 16, 2019 Form 8-K.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 20, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November 2019.

AUDIOEYE, INC.

By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

By:	/s/ Sachin Barot
Sachin Barot
Principal Financial Officer

