Form 10-K
period 2019-12-31
AUDIOEYE INC
filed 2020-03-30
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 333-177463

AudioEye, Inc.

(Exact name of registrant as specified in its charter)

Delaware		20-2939845
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5210 E. Williams Circle, Suite 750, Tucson, Arizona	85711	(866) 331-5324
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.00001 per share	AEYE	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant’s most recently completed second quarter ended as of June 30, 2019 was $35,951,825.

As of March 30, 2020, 8,876,553 shares of the registrant’s common stock were issued and outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2020 Annual Meeting of Stockholders scheduled to be held on May 18, 2020 are incorporated by reference into Part III of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to either future events or our future financial performance. In some cases, you may be able to identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “projects,” “outlook” or “continue,” or the negative of these terms or other synonymous terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Overview

AudioEye is an industry-leading software solution provider delivering website accessibility compliance at all price points to businesses of all sizes. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. We believe that, when implemented, our solution offers businesses and organizations the opportunity to reach more customers, improve brand image, build additional brand loyalty, and, most importantly, provide an accessible and usable web experience to the expansive and ever-growing global population of individuals with disabilities. AudioEye provides an always-on testing, remediation, and monitoring solution that continually improves conformance with the Web Content Accessibility Guidelines (WCAG), helping businesses and organizations comply with WCAG standards as well as applicable U.S., Canadian, Australian, and United Kingdom accessibility laws.

AudioEye stands out among its competitors because it delivers machine-learning/artificial intelligence (“AI”)-driven accessibility without fundamental changes to the website architecture. Our technology publishes more than one billion remediations daily, and our solution is trusted by some of the largest and most influential companies in the world, including Uber, ADP, Tommy Hilfiger, AMI and more. Government agencies, both at the federal level and state and local levels, have also integrated our software in their digital platforms.

AudioEye generates revenue through the sale of subscriptions for our software-as-a-service (“SaaS”) accessibility solution plans. Plans range in scale from “do-it-yourself” to “do-it-for-me.” All are backed by the power of AudioEye’s machine-learning/AI-driven technology that finds and fixes the most common accessibility errors. Do-it-yourself plans, AudioEye Starter and Pro, also equip site owners with the remediation tools needed to fix remaining issues, ensuring accessibility standards are met. Do-it-for-me, AudioEye Managed and Enterprise, is for those who want AudioEye to continuously ensure legal compliance and accessibility for users of all abilities. Managed and Enterprise also come with the AudioEye Trusted Certification, our attestation of a site owner’s commitment to digital inclusion as defined by WCAG success criteria, which mitigates a customer’s risk of a costly digital accessibility-related legal action.

AudioEye customers may purchase tiered plans directly through the AudioEye marketplace, in a platform partner marketplace, through a vertical Content Management System (“CMS”) authorized reseller, or by working directly with the AudioEye sales team:

•	The AudioEye marketplace offers Starter, Pro and Managed plans ideal for customers in any industry and is most effective for sites built on supported CMS platforms;

•	Certain platforms, such as Duda, natively integrate AudioEye Pro and Managed plans into their marketplace, enabling web creators to immediately build legally compliant, fully accessible websites;

•	Vertical CMS authorized resellers provide a website-hosting platform for their end-user customers, selling either AudioEye Pro or Managed accessibility solutions; and

•	Organizations with non-platform custom websites seeking a fully managed solution, engage directly with AudioEye sales personnel for custom pricing and solutions.

Industry Background

Millions of Internet users are impacted by disabilities that prevent them from accessing and using digital content on a basis equivalent with those who are not impacted by disabilities. If not coded properly, a website may not offer full functionality for all users, in particular for users of assistive technology (“AT”), such as a screen reader. As a result, those sites may exclude potential users and customers. These sites also may not comply with U.S. and foreign laws addressing equal access and digital inclusion.

Title III of the Americans with Disabilities Act was enacted to help eliminate barriers to access. Just as building owners must implement physical accommodations to remove any physical barrier to access, transportation, or communication, website owners must adhere to Web Accessibility best practices in order to ensure barrier-free access to their websites and online materials. Over time, a website owner must maintain and prove its implementation of those techniques, such as those outlined within the globally recognized WCAG.

Traditional solutions addressing web accessibility may be costly and difficult to implement. Historically, the process for achieving compliance has been driven by costly consulting services and has not fully utilized emerging technologies to reduce the compliance cost burden. At the same time, web accessibility efforts have generally focused on a limited number of disability use cases, leaving many users’ accessibility needs for digital inclusion unaddressed. Businesses may have been reluctant to invest further in web accessibility solutions due to a perceived lack of commercial return on the significant investment required to design and implement a thorough and usable compliance solution.

Conventional solutions have been developed to help users access websites, but these systems often require the installation of a plug-in or software on the user’s computer. Many of these solutions are tailored to either single or a limited number of use cases and do not encompass a more holistic approach for addressing a wider range of use cases. In some cases, these systems can be costly, unwieldy and inconvenient. Furthermore, the assistive software’s ability to understand, process, and interpret complex and dynamic web applications that are prevalent across the web today is dependent on the quality with which the code was designed and developed, including the level to which the website adheres to best practices and standards.

AudioEye’s proprietary technology and processes remove the compliance cost burden for companies and website developers. Our machine-learning technology immediately identifies and fixes the most common accessibility errors, billions of issues daily, and addresses a wide range of disabilities including dyslexia, color blindness, epilepsy and more. And with the rapid acceleration of AudioEye on CMS templates, our technology advances in its recognition of errors, creating and pushing custom platform-level remediations. By working with strategically identified resellers and platform providers, AudioEye is able to onboard more end-user customers in a shorter period of time, leveraging economies of scale to deliver its solution in a cost-effective and highly efficient way. This strategy continues to make accessibility available to companies that would otherwise neglect the important issue of digital inclusion altogether.

Intellectual Property

Our intellectual property is primarily comprised of trade secrets, trademarks, issued, published and pending patent applications, copyrights and technological innovation. We have a patent portfolio comprised of eight issued patents in the United States. We also have two pending patent applications and two international patent applications filed via the Patent Cooperation Treaty (“PCT”) and the European Patent Office.

We have a trademark portfolio comprised of eight United States trademark registrations.

Our current patented inventions relate to:

•	A server-side method and apparatus that enables users to audibly navigate websites and hear high-quality streaming audio narration and descriptions of websites. This patented invention involves creating an audio-enabled web experience by utilizing voice talent and automated text-to-speech conversion methods to read and describe web content.

•	Systems for automatic remediation of non-compliant webpages and user interfaces using pre-stored remediation scripts as well as form-based quickfix remediation codes. More specifically, this patent covers various features related to crawling webpages and user interfaces to perform compliance assessments using pre-stored remediation scripts corresponding to different compliance issues and manipulating the document object model (DOM). This patent also covers various features related to using pre-stored accelerated remediation code blocks, including those derived from machine learning, corresponding to different compliance issues to modify the DOM.

•	Methods for providing alternative descriptions to elements on a webpage that were previously untagged and without the appropriate tags. More specifically, this patent covers various features related to detecting an untagged element having an associated hyperlink and using pre-existing remediation scripts to assign an alt text description to the untagged element. In addition, this patent also covers various features related to detecting an untagged image and assigning an alt text description based on image recognition analysis.

Our current portfolio has established a foundation for building unique technology solutions that contribute to the way in which we differentiate ourselves from other competitors in the B2B Web Accessibility marketplace. We plan to continue to invest in research and development and expand our portfolio of proprietary intellectual property.

Business Plan and Strategy

Leveraging our own patented platform, we provide cloud-based, enterprise-grade technology solutions in conjunction with managed services as/when needed, to fully implement our solution and position our clients’ sites to more fully conform with web accessibility best practices. Our technology solution and service offerings may be purchased through a subscription service for either a month (exclusive for Small & Medium sized businesses), or a one-year or multi-year term (available for both Small & Medium sized businesses as well as Enterprise customers).

Through the sale of managed and self-service contracts, our business model is to sell Business to Business and to secure revenue from multiple business channels, including (but not limited to): providers of CMS, corporate website owners, publishers, web designers, developers and operators, federal, state and local governments, educational institutions, e-learning and e-commerce websites, and not-for-profit organizations.

In what Forrester Research, Inc., a market research company that provides advice on existing and potential impact of technology, has called the “age of the customer,” we believe that, by adopting our solutions, our customers gain a competitive advantage by ensuring a superior digital experience for all of their own customers, and in particular for persons with diverse abilities. Some of the many leading advantages of our solution include:

1.	Maintaining a mission of inclusion and accessibility for the approximately 15% of the population with a disability or physical limitation who are denied full access to online digital content;

2.	Increasing the client return on investment by opening access to the spending power of the approximately 15% of the population that is denied equal access to the internet;

3.	Maximizing conformance with WCAG 2.1 Success Criteria;

4.	Deploying a cost-effective—platform-wide and fully-managed, as applicable—solution that is scalable with rapid deployment and little to no project management;

5.	Consistently providing an enhanced customer experience for our client customers by providing access to innovative and universally designed technology solutions;

Our primary objective is to establish and maintain a long-standing relationship with our customers, as a trusted and reliable provider of web accessibility technology and services.

From an operational perspective and to enable us to deliver on our objective, the business is organized functionally into Executive & Administration, Sales, Marketing, Product development, Engineering (which includes intellectual property development), Implementation, Quality Assurance, and Customer Experience teams. Intellectual property development is tasked with the development of new leading-edge intellectual property.

Product Service Offerings

As the leading provider of SaaS-based digital content accessibility solutions, AudioEye’s mission is to eradicate all barriers to digital accessibility.

With our flagship fully managed service, AudioEye Managed, AudioEye has historically focused on providing a custom accessibility solution for enterprise-level organizations. In November 2019, AudioEye expanded its solutions suite, launching a digital marketplace with plans more amenable, and more affordable, to small and medium-sized businesses. The launch of the digital marketplace has better positioned AudioEye to significantly expand its market share, now serving businesses and organizations of all sizes at all price points.

With the launch of the AudioEye digital marketplace, every audioeye.com visitor can now also request and receive a free website accessibility scan. By providing a URL and email address, this scan audits a sample of a visitor’s site, identifying a point-in-time list of WCAG errors and risks. While other providers charge for a site audit, AudioEye’s scan is free.

Every AudioEye plan enables users to fully achieve WCAG compliance, whether customers do the bulk of the work themselves, utilize AudioEye’s tools and technology to identify and resolve issues together with AudioEye, or fully outsource the work to our experts:

•	AudioEye Starter: Website owners may accelerate digital accessibility easily and affordably with AudioEye Starter. Upon installing the AudioEye JavaScript, this free product provides users access to a comprehensive site accessibility report, identifying all WCAG risks and errors, as well as access to AudioEye’s free, on-site developer tools. These are the same tools AudioEye experts use to identify and resolve accessibility errors. Starter is best for customers who wish to manage accessibility on their own, utilizing AudioEye’s reporting and developer tools to achieve full compliance. Do it yourself digital accessibility.

•	AudioEye Pro: Ideal for small and medium-sized businesses, AudioEye Pro customers receive access to AudioEye’s on-site developer tools as well as more robust WCAG accessibility reports. Further, upon installing the AudioEye JavaScript, AudioEye’s always-on, proprietary machine-learning/AI-driven technology is automatically identifying and resolving approximately 35% of the most common WCAG accessibility errors. Pro customers may then utilize AudioEye’s developer tools to resolve the remaining errors. AudioEye Pro customers receive the AudioEye Accessibility Toolbar, which includes website personalization tools for end users, as well as a 24/7 Help Desk for users to report any accessibility-related issues. Pro customers receive an accessibility statement, articulating their commitment to an accessible user experience, as well as access to a library of on-demand digital accessibility training resources. Do it together digital accessibility.

•	AudioEye Managed: AudioEye Managed is ideal for those customers interested in completely outsourcing digital accessibility compliance. Upon installing the AudioEye JavaScript, AudioEye Managed customers benefit from AudioEye’s always-on, proprietary machine-learning/AI-driven technology automatically identifying and resolving the most common WCAG accessibility errors (approximately 35-percent) coupled with AudioEye’s team of digital accessibility subject matter experts monitoring, manually testing and resolving the remaining errors. This team utilizes the most common assistive technologies on the most common website browsers to ensure site-specific errors are resolved. Managed customers receive the full AudioEye Accessibility Toolbar, including a 24/7 Help Desk, access to a library of on-demand digital accessibility training resources as well as invitations to live, quarterly training sessions. Unlike any solution on the market, AudioEye provides its Managed customers a public Certification Statement, which is AudioEye’s attestation of a site’s WCAG compliance. Managed customers also receive a Sustainable Testing & Remediation Plan in the event they are facing legal action. Do it for me digital accessibility. AudioEye Managed is priced according to a site’s complexity and is designed not only for small and medium-sized businesses on CMS platforms but also for enterprises with customized websites.

AudioEye continues to offer other digital accessibility solutions for both dynamic and static documents (PDFs) as well as mobile applications.

Customers

Our potential customer base includes a very broad range of private and public sector customers, including:

•	Small & Medium sized businesses,

•	Corporate enterprises,

•	Federal, state, and local governments and agencies,

The Company had one major customer (including such customer’s affiliates) which accounted for approximately 10% of its revenues in the year ended December 31, 2019. The Company had one major customer which generated approximately 11.8% of its revenue in the fiscal year ended December 31, 2018.

Small & Medium sized customers

We have recently expanded our offerings via our Marketplace and via partnerships with Duda to capture a much larger market of Small & Medium sized customers.

Our solutions are sold by our partnership sales team through strategic partnerships, resellers and via our eCommerce platform (Marketplace). This strategy enables us to address all the broad markets covered by our technology and allows for a depth and market penetration that we could never approach on our own.

Our CMS platform partners and resellers are critical for us to reach this customer segment to both penetrate deeper and more broadly (into multiple industry verticals) by partnering with us to spread awareness and offer a unique solution to make their digital content & websites accessible.

Corporate Enterprises

Corporate Enterprises are larger customers who are served through our enterprise sales team. These companies tend to have more complicated and customized websites that need a deeper resolution to ensure they are compliant with WCAG guidelines. We serve them through multiple offerings. Our Managed services is the biggest part of that offering-set. We also offer PDF remediation and MobileApp guide solutions for them. We believe that the AudioEye products provides a business advantage for our clients by enabling them to better reach the large population of customers who are not able to gain equal access to our clients’ content, products, and services delivered via their websites

Government and Not-for-Profit Organizations

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

Over 100 governments have signed and ratified the UN Convention on the Rights of Persons with Disabilities. The Company’s certification seal demonstrates a website owner’s commitment to meeting internationally accepted accessibility standards. As a result, our management believes that providing accessibility services for website owners and developers has become a significant market opportunity in view of the potential demand across millions of internet websites.

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

Our solutions are sold by our enterprise sales team and through strategic partnerships and resellers. This strategy enables us to address all the broad markets covered by our technology and allows for a depth and market penetration that we could never approach on our own.

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

Potential additional market segments or verticals of focus include, but are not limited to:

•	Finance & Banking Institutions;

•	Travel & Hospitality;

•	Public & Private Transportation Companies;

•	Retail and Ecommerce Companies;

•	Educational Institutions (K-12 and universities as a result of frequent and recent settlement agreements involving and structured by the Department of Justice);

•	Food Services; and

•	SaaS Providers.

Marketing and Sales

In addition to our enterprise sales team, we use strategic business partnerships and development referral partners, for introductions to C-level executives and key stakeholders that directly influence the buying decision of our technology and services. Success in all these efforts is not only critical in order to meet our sales objectives, but also raises market awareness of the Company’s products and brand.

We also have a Partnership sales team that focuses on building and maintaining relationships with CMS providers focused on either specific verticals (e.g. Dealer.com) or who are vertical agnostic (e.g. Duda).

Our increased focus is now to further strengthen our digital marketing by enhancing the content we share with potential customers and by also ensuring that our Brand image continues to improve as we satisfy our customers and expand our reach and market share in this growing space.

The Company also attends selected accessibility and industry trade conferences, maintains memberships with key, industry-specific organizations, serves as a subject matter expert within well-attended panels covering industry-related topics, leverages paid search engine optimization for those looking online to learn about or purchase accessibility products or services, and a variety of other conventional marketing and social marketing techniques.

Competition

Website accessibility can be achieved in one of two ways.

The traditional approach is called a “Shift Left” strategy. On the continuum of an organization’s software development life cycle, shift left refers to integrating universal design and accessibility testing and analysis as early on in a project (the design and development process) as possible. The idea is to prohibit inaccessible content from reaching production environments. For many businesses and organizations with the right resources and afforded a healthy amount of time, this is absolutely the right thing to do. Without a doubt, websites should be designed, developed, and created with web accessibility in mind. This is why AudioEye offers the Digital Accessibility Platform and provides resources for organizations seeking to empower internal stakeholders to become the subject matter experts. This approach, however, does little to assist organizations being sued based on websites that are already live and public facing. No one has ever been sued for a website that was being built. By the thousands, per year, businesses are being sued because of the sites they have, today, and not the sites they are looking to build in the future.

AudioEye makes websites accessible. Our solution identifies and remediates accessibility issues with both automated and manual testing and engineering and provides on-going monitoring to ensure sites meet or exceed legal compliance with ADA-related laws and substantially conform with the WCAG, which is the internationally recognized benchmark used to ensure the needs of individuals of disabilities are addressed when it comes to creating and publishing websites and digital content.

We believe that other competitive solutions are insufficient when it comes to actually achieving substantial conformance with WCAG and removing access barriers that may impede or limit access for individuals with disabilities. These other solutions include:

•	Automated Testing Tools. These tools are insufficient and not always a viable solution. There are a vast number of automated testing tools. These solutions provide businesses that tend to have very little knowledge of the issues with insights into, approximately, 35% of the overall potential access barriers. Unfortunately, they do not assist businesses in understanding true access barriers and may even provide misleading evidence (e.g. false positives) that further delay product stakeholders time (assuming the business even controls its website – i.e. many businesses rely on outsourced niche CMS providers, which leaves their hands tied when it comes to meeting compliance requirements). At the very best, these tools offer potential insight to assist internal stakeholders with information as to how to find and potentially fix, up to only 35% of the issues that are detected by the automated testing suite. The remaining issues require subject matter experts to uncover issues through manual accessibility (AT) testing.

•	Accessibility Toolbars. These tools are insufficient and not a viable solution by themselves. For as many automated testing tools that can be found in the marketplace, there are just about as many low-cost accessibility toolbars, many of which emulate the leading edge, industry-first web personalization tools that AudioEye supplies free with the Managed Service. On their own, these solutions provide businesses with only incremental benefits that address a small percentage of potential access barriers. Automatic remediation (if any) narrowly addresses WCAG Success Criteria, which provides very little benefit for AT users, who are the ones filing lawsuits against businesses for non-compliance. This approach has worked well in countries outside of the U.S. as evidenced by the large number of international firms attempting to enter the market in the U.S. Until these tool providers achieve validation from U.S.-based security organizations and can pass stringent due diligence examinations, they face an uphill climb. Further, and more importantly, until these tool providers are able to securely and reliably deliver human-based remediation as delivered through their dynamic remediation technology, U.S. companies will gain limited benefit by incorporating and using these highly limited solutions.

In summary, our management believes that the Company’s technology and solutions will primarily compete against the following:

1.	Web Accessibility Assessment Technology Providers and Automated Testing Tools. There are a small number of Web Accessibility audit and tracking platform providers, but we do not believe their technology solutions offer the specific end-to-end services offered through the AudioEye Digital Accessibility Platform. Furthermore, their solutions are currently more standalone in that, unlike the Company, they are not combined with a cloud-based tool with a full suite of assistive tools for end-users.

2.	Web Accessibility Remediation Technology Providers. Currently, other technology providers that utilize technology to apply compliance remediation through a server-side technology do not effectively deploy human-based remediations, nor do they pair their solution with the full breadth of services offered through the AudioEye Managed Platform product suite, including, for example, assistive tools for end-users. These providers are therefore limited in their capacity to provide a fully inclusive user experience for the customers adopting the technology.

3.	Web Accessibility Consulting Service Providers. There are a substantial number of consulting service providers in the Web Accessibility industry. Each generally provides an analysis of the various compliance issues associated with its clients’ websites. They ultimately provide resources and assistance in applying fixes and changes at the source. While we provide these services, we also provide tools that empower an end-to-end fully managed service, as well as tools that empower self-directed developers to fix issues without requiring source-code remediation.

4.	Cloud-Based Assistive Technology Providers and Accessibility Toolbars. There are other cloud-based assistive technology providers. However, they do not offer a reliable and trusted solution with compliance detection and remediation for users of existing, native assistive technologies, such as screen readers.

Competitive Strengths

Our management believes the following competitive strengths will enable our success in the marketplace:

•	Unique patented technology. First and foremost, AudioEye builds all its products with the primary goal of enhancing the user experience, in every way possible, regardless of the end-user’s individual disability or physical limitation. AudioEye is a marketplace technology leader providing what we believe to be unparalleled Web Accessibility solutions for our clients’ customers through our Managed Platform products. We own a unique patent portfolio comprised of six issued patents in the United States and we have additional U.S. patents pending. Our portfolio includes patents and pending patent applications in the United States with over 60 issued claims.

•	Freemium model. A Freemium model that enables all website owners to leverage our free tools as well as very reasonably priced offerings all the way to our customized enterprise grade solutions. We believe that having a full-suite of offerings is a competitive differentiator for AudioEye, but the Company must continue to try and differentiate our offerings from a growing list of companies competing in various ways.

•	Unique combination of technology and specialized managed service. Our management believes that AudioEye has addressed the problem of Web Accessibility, holistically, and provides a combination of leading-edge technology and high-quality specialized managed service. Our combined solution is designed to provide our clients with access and usability across their digital infrastructure, and to lead to cost-savings and reduced time-to-market for our customers. Our management believes that the AudioEye solution allows our customers to focus not only on achieving compliance, but also on maintaining compliance throughout the life of the subscription.

Our current portfolio has established a foundation for building unique technology solutions that contribute to the way in which we differentiate ourselves from other competitors in the B2B Web Accessibility marketplace. In this continued pursuit of expanding the capabilities of our technology and meeting the demands of our customers, AudioEye is committed to growing its IP portfolio.

•	Highly experienced inventors, technologists and product development team. Our team is comprised of experienced software, e-commerce, mobile marketing and Internet developers and technologists that have worked together for over fifteen years. During their careers, this team has developed several technologies programs for Fortune 500 organizations; federal, state and local governments in the United States, and several leading organizations across the global marketplace.

Patent and Trademark Rights

Our intellectual property is primarily comprised of trade secrets, trademarks, issued, published and pending patent applications, copyrights and technological innovation. We have a patent portfolio comprised of eight issued patents in the United States. We also have two pending patent applications and two international patent applications filed via the Patent Cooperation Treaty (“PCT”). The patents have been extended and cover a period from 2002 through 2038.

We have eight registered trademarks with the U.S. Patent and Trademark Office. The commercial value of these patents is unknown.

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

Under the previous administration, the Department of Justice (“DOJ”) was in the process of formulating rules regarding the accessibility of websites and mobile applications. The DOJ had divided its rulemaking into two efforts: the first was intended to provide guidance to state and local entities to comply with Title II, and the second was intended to establish rules for private entities to comply with Title III. Under the new administration, the DOJ has placed the issuance of those rulemakings on the inactive list. However, we believe the absence of any rulemaking will only increase the prevalence of lawsuits filed by plaintiffs seeking issue resolution in continued pursuit of their civil rights as protected under ADA. According to a leading ADA law firm, Seyfarth Shaw, with over 2,258 federal lawsuits filed, federal ADA Title III lawsuits increased by 17% in 2018 due largely to Website Access Lawsuits. This trend is expected to increase in 2020.

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

Disabilities advocates won a major victory recently after the U.S. Supreme Court left in place an appeals court ruling arguing that Domino’s website and app must abide by the same rules of accessibility as brick-and-mortar shops. The top court refused to hear a federal appeals court ruling that Domino’s website and app have to follow Americans with Disabilities Act (ADA) regulations and be accessible to people with visual or other impairments. The decision could have broad implications for the restaurant industry, in particular. Chains such as Domino’s are taking a lot more orders through their website and smartphone apps, making them key places of doing business. The ruling suggests restaurants could be subject to ADA lawsuits if that ordering technology isn’t accessible to people with disabilities. The case is one of several that disabilities advocates have filed against companies’ websites, seeking to push them to comply with federal accessibilities regulations.

Employees

As of March 30, 2020, we had 84 full-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We have a sincere focus on developing each team member to allow the team member to grow professionally and personally during his or her time with AudioEye.

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

On February 25, 2020, the Board of Directors (the “Board”) of AudioEye, Inc. appointed Heath Thompson as the Company’s Chief Executive Officer, effective upon the commencement of his employment with the Company. Mr. Thompson, age 60, joined the Company on March 23, 2020. On February 25, 2020, the Company and Mr. Thompson also entered into an Executive Employment Agreement (the “Employment Agreement”), effective as of March 23, 2020, pursuant to which the Company will employ Mr. Thompson as its Chief Executive Officer on the terms and conditions set forth therein. The Employment Agreement provides for an initial one-year term (the “Initial Term”), with automatic renewals for a one-year term (the “Subsequent Term”) immediately following the Initial Term, and automatic renewals for successive one-year terms immediately following the Subsequent Term, unless the Employment Agreement is terminated as provided therein or either party provides a nonrenewal notice at least 30 days prior to the expiration of the then-current term. A copy of the Employment Agreement is filed as Exhibit 10.48 to this annual report. Mr. Thompson’s principal place of employment will be in the Atlanta, Georgia metropolitan area.

On January 13, 2020, Todd Bankofier, Chief Revenue Officer of AudioEye, Inc. (the “Company”), notified the Company of his resignation, effective as of the close of business on January 17, 2020, as Chief Revenue Officer and as an employee of the Company. In connection with the termination of Mr. Bankofier’s employment, Mr. Bankofier and the Company entered in to a Severance Agreement and General Release of Claims dated as of January 17, 2020 pursuant to which Mr. Bankofier received certain severance compensation and benefits. A copy of the Severance Agreement and General Release of Claims is filed as Exhibit 10.47 to this annual report.

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

To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $7,783,271 for the year ended December 31, 2019. As of December 31, 2019, we have an accumulated deficit of $49,926,372. If we continue to experience losses, we may not be able to continue our operations, and investors may lose their entire investment.

Our future development will require additional capital, and we may be unable to obtain needed capital or financing on satisfactory terms, or at all, which would prevent us from fully developing our business and generating revenues.

As of March 30, 2020, our cash available is approximately $1.6M. Our business plan will require additional capital expenditures, and our capital outlays could increase substantially over the next several years as we implement our business plan. As a result, we may need to raise additional capital through future private or public equity offerings, strategic alliances or debt financing. Our future capital requirements will depend on many factors, including, among others: market conditions, sales and marketing costs, mergers and acquisition activity, if any, costs of litigation in enforcing our patents, and information technology development and acquisition costs. No assurance can be given that we can successfully raise additional equity or debt capital, or that such financing will be available to us on favorable terms, if at all.

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

Weakened global economic conditions including current and ongoing microeconomic uncertainty may adversely affect our industry, business and results of operations.

Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can remain uncertain. In addition, geopolitical developments, such as existing and potential trade wars and other events beyond our control, such as the Coronavirus epidemic, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. For example, in response to the Coronavirus epidemic, we have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Moreover, these conditions can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to attend our events or to purchase our software, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results.

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

Our business greatly depends on the growth of online services, Internet of Things (“IOT”), kiosks, streaming, and other next-generation Internet-based applications, and there is a risk that such growth may not occur as expected, or at all, which would harm our business.

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

If we fail to establish and maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business and stock price.

In connection with this annual report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, primarily due to material weaknesses in our internal control over financial reporting as described in this annual report, our disclosure controls and procedures were not effective as of December 31, 2019 in accordance with generally accepted accounting principles.

Our management had identified, and disclosed in last year’s annual report, control deficiencies in our financial reporting process that, as of December 31, 2018, constituted material weaknesses in our internal control over financial reporting. These material weaknesses related to the segregation of duties and the lack of formal policies that provide for multiple levels of supervision and reviews.

Our failure to establish and maintain the required internal control over financial reporting, and to establish and maintain effective disclosure controls and procedures, or any failure of those controls or procedures once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Upon review of the required internal control over financial reporting, our management and/or our auditors have in the past and may in the future identify material weaknesses and/or significant deficiencies that need to be addressed. Any actual or perceived weaknesses or conditions that need to be addressed in our internal control over financial reporting and disclosure of management's assessment of the Company’s internal control over financial reporting or disclosure of our independent registered public accounting firm's attestation to or report on management's assessment of our internal control over financial reporting, or our failure to obtain such an attestation or report, could adversely impact the price of and our ability to list our common stock and may lead to stockholder claims and regulatory action against us. Failure to remediate our current material weaknesses or to maintain effective internal controls in the future could also result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and that could cause us to restate our financial statements for a prior period, cause investors to lose confidence in our financial statements and/or limit our ability to raise capital.

Additionally, any such failure may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, consume a significant amount of management's time, and cause us to incur substantial additional costs relating to the implementation of remedial measures.

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

Sales or the availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and adversely affect our ability to raise capital.

If our stockholders sell substantial amounts of our common stock in the public market, including pursuant to our currently effective Registration Statement on Form S-1, such sales or the anticipation of such sales could cause the market price of our common stock to fall. Such circumstances, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

When we issue additional shares of common stock in the future, including shares of common stock upon conversion of our Series A Convertible Preferred Stock or in future financings, it will result in the dilution of our existing stockholders and may also result in a reduction in the market price of our common stock.

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock with a $0.00001 par value per share and 10,000,000 shares of preferred stock with a $0.00001 par value per share, of which, as of December 31, 2019, 8,876,553 shares of common stock and 105,000 shares of Series A Convertible Preferred Stock were issued and outstanding. Such shares of Series A Convertible Preferred Stock, based upon the applicable conversion rate as of December 31, 2019, were at such time convertible into an aggregate of approximately 295,380 shares of common stock. As of December 31, 2019, we also had outstanding warrants and options to purchase an aggregate of 1,389,751 shares of our common stock and unvested, or vested but not yet settled, restricted stock units covering an aggregate of 428,919 shares of common stock. The exercise of such options and warrants and the vesting or vesting and settlement of such restricted stock units would further increase the number of our outstanding shares of common stock.

From time to time, we may adopt new equity compensation plans or increase the number of shares available for issuance in connection with our existing equity compensation plans. Our board of directors may also choose to issue some or all of our available shares to provide additional financing or acquire businesses in the future.

The issuance of any shares upon conversion of any preferred stock, including our Series A Convertible Preferred Stock, under our equity compensation plans, for acquisition, licensing or financing efforts, upon exercise of warrants and options, or upon settlement of restricted stock units will dilute the interests of our holders of common stock and cause a reduction in the proportionate ownership and voting power of all then current stockholders. Any such issuances may also result in a reduction in the market price of our common stock.

The interests of our controlling stockholders may not coincide with yours and such controlling stockholders may make decisions with which you may disagree.

As of March 13, 2020, four of our stockholders, one of whom is our Executive Chairman and two others of whom are directors, beneficially owned in the aggregate over 50% of the voting power of our outstanding shares of common stock and Series A Preferred Stock on an as-converted basis. As a result, these stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

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

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal control over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Moreover, effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. We may also face claims by our investors, which could harm our business and financial condition.

Risks Relating to Our Charter Documents and Capital Structure

We are close to being controlled by a small number of “insider” stockholders, which could determine corporate and stockholder action on significant matters.

As of March 13, 2020, our directors and executive officers beneficially owned an aggregate of 4,494,964 of our outstanding shares of common stock and 71,407 shares of our outstanding shares of Series A Convertible Preferred Stock, which represents approximately 49% of the aggregate voting power of our outstanding shares of common stock and Series A Preferred Stock on an as-converted basis. Through their collective ownership of our outstanding stock, such holders, if they were to act together, would be close to controlling the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, to determining the outcome of the election of all of our directors and determining corporate and stockholder action on other matters. The beneficial holdings of our directors and executive officers as a group represent approximately 50% of our shares of common stock on a fully diluted basis.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

The Company’s principal executive offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 5,151 square feet as of March 13, 2020 in a facility that is leased under an agreement that expires on October 31, 2022.

The Company also leases offices in Scottsdale, Arizona; Atlanta, Georgia; and New York, New York.

We believe our current premises are suitable and adequate for our operations. We believe that suitable additional or substitute space will be available as needed to accommodate changes in our operations and location needs.

Item 3.    Legal Proceedings

For a description of any material legal proceedings, see the section titled “Litigation” included in Note 10 – “Commitments and Contingencies” in the notes to the consolidated financial statements, which is incorporated by reference herein.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock has been listed on The NASDAQ Capital Market under the symbol “AEYE” since September 4, 2018. From April 15, 2013 to September 4, 2018, our common stock was quoted on the OTCQB (the Venture Market) and the Over the Counter “OTC” Bulletin Board (each being part of the OTC Markets Group) under the same symbol.

On March 13, 2020, there were 234 holders of record of our common stock, and a greater number of beneficial holders of our common stock for whom shares were held in a “nominee” or “street” name. As of that same date, there were nine holders of record of our preferred stock.

The transfer agent of our common stock is Corporate Stock Transfer, 3200 Cherry Creek Drive, Suite 430, Denver, Colorado 80209, telephone number: (303) 282-4800.

Dividend Policy

In April 2015, the Company issued 175,000 shares of Series A Convertible Preferred Stock with cumulative 5% dividend rights payable when declared by the board of directors of the Company.

Dividends to preferred stockholders take precedence over any dividends to common stockholders. Holders of our common stock are entitled to receive ratably such dividends, if any, as may be declared by our board of directors out of funds legally available therefor. We have not declared or paid any dividends on our preferred or common stock since our inception, and we presently anticipate that earnings, if any, will be retained for development of our business. There are no restrictions in our Certificate of Incorporation or By-laws that prevent us from declaring dividends. Any future declaration of dividends will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, operating and financial condition, and capital requirements.

Item 6.      Selected Financial Data

Not applicable.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2019 and 2018 that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report on Form 10-K, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” The forward-looking statements included in this annual report on Form 10-K are made only as of the date hereof.

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

Overview

AudioEye is an industry-leading software solution provider delivering website accessibility compliance at a range of price points to businesses of all sizes. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. We believe that, when implemented, our solutions offer businesses and organizations the opportunity to reach more customers, improve brand image, build additional brand loyalty, and, most importantly, provide an accessible and usable web experience to the expansive and ever-growing global population of individuals with disabilities who wish to access and use digital content. AudioEye provides an always-on testing, remediation, and monitoring solution that continually improves conformance with the Web Content Accessibility Guidelines (WCAG), helping businesses and organizations comply with WCAG standards as well as applicable U.S., Canadian, Australian, and United Kingdom accessibility laws.

AudioEye stands out among its competitors because it delivers machine-learning/AI-driven accessibility without fundamental changes to our customers’ site architecture. Our technology publishes more than one billion remediations daily, and our solution is trusted by some of the largest and most influential companies in the world, including Uber, ADP, Tommy Hilfiger, AMI and more. Government agencies, both at the federal level and state and local levels, have also integrated our software in their digital platforms.

AudioEye generates revenue through the sale of subscriptions for our software-as-a-service (“SaaS”) accessibility solution plans. Plans range in scale from “do-it-yourself” to “do-it-for-me.” All are backed by the power of AudioEye’s patented machine-learning/AI-driven technology finding and fixing the most common accessibility errors. Do-it-yourself plans, AudioEye Starter and Pro, also equip site owners with the remediation tools needed to fix remaining issues, ensuring accessibility standards are met. Do-it-for-me, AudioEye Managed and Enterprise, is for those who want AudioEye to continuously ensure legal compliance and accessibility for users of all abilities. Managed and Enterprise also come with the AudioEye Trusted Certification, our attestation of a site owner’s commitment to digital inclusion as defined by WCAG success criteria, mitigating a customers’ risk of a costly digital accessibility-related lawsuit.

AudioEye customers may purchase tiered plans directly through the AudioEye marketplace, in a platform partner marketplace, through a vertical CMS authorized reseller, or by working directly with the AudioEye sales team:

•	The AudioEye marketplace offers Starter, Pro and Managed plans ideal for customers in any industry and is most effective for sites built on supported CMS platforms;

•	Certain platforms, such as Duda, natively integrate AudioEye Pro and Managed plans into their marketplace, enabling web creators to immediately build legally compliant, fully accessible websites;

•	Vertical CMS authorized resellers provide a website-hosting platform for their end-user customers, selling either AudioEye Pro or Managed accessibility solutions; and

•	Organizations with non-platform, custom websites seeking a fully managed solution, engage directly with AudioEye sales personnel for custom pricing.

We have seen momentous growth in both our Enterprise and Partner business channels. With the significant number of additional implementations that each Partner offers, our revenues from our Vertical Partner channel clients represent as much as 40% of Monthly Recurring Revenue “MRR” towards the end 2019. Monthly Recurring Revenue is the annualized spend of the customer divided by 12. Since most of these Partners' underlying clients are billed monthly, we believe our bookings, revenue, and cash flow will converge in this segment as it scales. Renewal rates for the Enterprise channel and renewal contract terms continue to remain strong, which further illustrates the confidence our customers have in the AudioEye accessibility solution.

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

During the fourth quarter as well as throughout 2019, we continued to see significant growth within our Enterprise and Vertical Partner sales channels, which was fueled by a number of factors. The number of legal cases related to issues of accessibility has driven adoption of our solutions from a compliance perspective. Further, more companies are recognizing the business value of making their sites accessible to millions more consumers. Recognition of the business ROI is being sparked by demand from end-users who are letting companies and organizations know of the significant importance of accessibility to their websites.

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

	Year Ended December 31,
	2019	2018
Results of Operations
Revenues	$10,765,153	$5,660,427
Cost of revenue	4,383,112	2,626,815
Gross profit	6,382,041	3,033,612
Selling and marketing expenses	4,583,796	2,462,865
Research and development expenses	701,054	194,429
General and administrative expenses	8,914,988	4,950,138
Operating loss	(7,817,797)	(4,573,820)
Unrealized gain (loss) on marketable securities	(510)	(240)
Change in fair value of warrant liability	98,919	-
Other income (loss)	12,000	-
Loss on settlement of debt	-	(267,812)
Interest expense, net	(75,883)	(178,002)
Net loss	(7,783,271)	$(5,019,874)
Dividend on Series A convertible preferred stock	(52,500)	(53,740)
Net loss attributable to common stockholders	(7,835,771)	$(5,073,614)
Net loss per weighted average common share-basic and diluted	(0.97)	$(0.74)

In 2019, our net loss increased to $7,835,771 from $5,073,614 in 2018, primarily as a result of the following:

Revenue

For the years ended December 31, 2019 and 2018, revenue was in the amount of $10,765,153 and $5,660,427, respectively, consisted primarily of various levels of revenue from our core product sales to new customers and renewing a vast majority of existing customers. Revenues increased due to the execution of the Company’s business plan which includes the hiring of additional sales team members, securing new negotiated channel partnerships thus increasing the volume of reselling of the AudioEye products and services, and a continued focus on highly transactional industry verticals.

The following table presents our revenues disaggregated by sales channel:

	Year ended December 31,
	2019	2018
Subscription revenue and support – Enterprise	$7,251,819	$4,315,168
Subscription revenue and support –Vertical partners	3,513,334	1,345,259
Total revenues	$10,765,153	$5,660,427

Cost of Revenue

For the years ended December 31, 2019 and 2018, cost of revenue in the amount of $4,383,112 and $2,626,815, respectively, consisted primarily of employee-related costs, including payroll, benefits and stock-based compensation expense for our technology operations and customer experience teams, fees paid to our managed hosting providers and other third-party service providers, amortization of capitalized software development costs and acquired technology, and allocated overhead costs. The increase in cost of revenue was due to significant increase in direct labor headcount and related payroll and use of sub-contracting to support the increase in revenues.

Gross Profit

The increase in revenue and increase in sub-contracting and direct labor costs resulted in a gross profit of $6,382,041 and $3,033,612 for the years ended December 31, 2019 and 2018, respectively. Gross profit increased as a result of increasing sales, partially offset by an increase in sub-contracting and direct labor costs. The increase in gross profit was primarily due to overall improvement in revenue from new and renewal sales along with recognition of deferred revenue from prior periods. Advancements in the Company’s technology also led to certain efficiencies in the delivery of service.

Selling and Marketing Expenses

Selling and marketing expenses were $4,583,796 and $2,462,865 for the years ended December 31, 2019 and 2018, respectively. The increase in expenses resulted primarily from staff and salary increases as we expand and grow our business lines and expand our marketing outreach to further enhance our Brand recognition and generate leads

Research and Development Expenses

Research and development expenses were $701,054 and $194,429 for the years ended December 31, 2019 and 2018, respectively. Research and development expenses increased predominantly as a result of an increase in technology staff

General and Administrative Expenses

General and administrative expenses were $8,914,988 and $4,950,138 for the years ended December 31, 2019 and 2018, respectively. General and administrative expenses increased primarily as a result of added headcount, higher contract labor costs, and higher benefits costs to support business growth and expansion strategy

Loss on Settlement of Debt

In October 2018, we issued common stock upon the conversion of convertible notes payable in the amount of $224,975 plus accrued interest. In connection with this issuance, we incurred a $267,812 loss on settlement.

Interest Expense, net

Interest expense, net during the years ended December 31, 2019 and 2018 was $75,883 and $178,002, respectively. For 2019, interest expense, net is principally related to our finance lease liabilities, partially offset by interest income earned on our cash balances. For 2018, interest expense, net consists primarily of amortization of debt discounts and interest incurred relating to our issued convertible notes payable.

Contracts in Process/Revenue Recognition

Under current accounting procedures, revenue is recognized when delivery of the promised goods or services is transferred to customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. Certain Software as a Service (“SaaS”) invoices are prepared on an annual basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when earned. Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. The Company records accounts receivable for the amount of revenue recognized as service is rendered and for invoiced amount for non-cancellable contracts. The table below summarizes the amount of contract value in excess of the revenue recognized of $17,326,092, our deferred revenue of $5,526,001 and amount recognized as revenue in the amount of $10,765,153 in 2019. Contract and deferred revenues are expected to be recognized in future periods.

A summary of our contracts in process is as follows:

Contracts in Process
December 31, 2019
		Revenue	Revenue Recognized	Deferred	Contract Amount in Excess of Deferred
	Contract	Recognized	12 Months Ended	Revenue	Revenue and
	Amount	prior to 2019	December 31, 2019	December 31, 2019	Recognized Revenue
Fixed Contracts	$38,560,001	$4,942,754	$10,765,153	$5,526,002	$17,326,092

Revenues for the fourth quarter of 2019 were a record $3.57 million, representing an increase of 100% from $1.78 million in the same year-ago period. The revenues for the fourth quarter of 2019 represent the 16th consecutive quarter of topline growth for the Company. In addition, both deferred revenues and contracts in excess of revenues and deferred revenues continue to grow.

Contract bookings for the fourth quarter of 2019 were the highest quarter of such contract bookings in Company history, totaling approximately $6.65 million. This represents an increase of 90% from $3.50 million in the same year-ago period.

About Key Operating Metrics

To supplement our financial information presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we consider certain operating measures that are not prepared in accordance with GAAP, including monthly recurring revenue and contract bookings. AudioEye reviews a number of operating metrics such as these to evaluate its business, measure performance, identify trends, formulate business plans, and make strategic decisions. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business and to facilitate comparisons of our performance to that of other similar companies.

AudioEye's Contract Bookings is the contracted amount of money the customer commits to spend with the Company over an agreed amount of time, generally ranging from 12 to 60 months. These contracts may be cancellable, however, this poses limited risk as our historical performance on retaining our customers is quite good.

AudioEye's Monthly Recurring Revenue is the annualized run-rate spend of a customer divided by 12.

Vertical Partner is a CMS provider or a company which provides a web-hosting platform for private and public entities and resells the AudioEye Managed service as a new accessibility service offering to its customers. CMS providers who are focused on a specific industry vertical are referred to as Vertical Partners by AudioEye. CMS providers who are vertical agnostic are referred to as Platform partners by AudioEye.

Liquidity and Capital Resources

Working Capital

As of December 31, 2019, the Company had cash and cash equivalents of $1,972,160 and a working capital deficit of $(1,118,567). The Company used actual net cash in operations of $(5,615,841) during the year ended December 31, 2019. While the Company has been successful in raising capital in the past, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan.

	At December 31,
	2019	2018
Current assets	$5,608,765	$6,140,350
Current liabilities	6,727,332	2,769,367
Working capital (deficit)	$(1,118,567)	$3,370,983

The working capital (deficit) as of December 31, 2019 and 2018 was $(1,118,567) and $3,370,983, respectively. The change in working capital was primarily due to the decrease in cash balances and increase in accounts payable and accrued expenses.

Cash Flows

	December 31,
	2019	2018
Net cash used in operating activities	$(5,615,841)	$(1,643,854)
Net cash used in investing activities	(363,146)	(425,783)
Net cash provided by financing activities	2,209,598	5,850,756
Net increase (decrease) in cash and cash equivalents	$(3,769,389)	$3,781,119

We had cash and cash equivalents in the amount of $1,972,160 and $5,741,549 as of December 31, 2019 and December 31, 2018, respectively.

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

In August 2019, the Company negotiated with holders of certain warrants to purchase the Company’s common stock with respect to a transaction in which the Company and the holders agreed to amend certain warrant agreements to provide that from the date of amendment through August 16, 2019, the exercise prices of the warrants were temporarily reduced for a three-day period. During such period, an aggregate of 1,212,136 warrants to purchase the Company’s common stock were exercised at the discounted prices for net proceeds of $2,114,918.

On August 14, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with Sero Capital LLC, a stockholder who owns more than 10% of the outstanding shares of common stock of the Company. The beneficial owner of Sero Capital LLC is David Moradi, who became a director of the Company on November 8, 2019. In consideration of the Loan Agreement, the Company issued to Sero Capital LLC a common stock warrant to acquire up to a total of 146,667 shares of the Company’s common stock at an exercise price of $6.00 per share, which exercise price may be paid in cash or, at the election of the holder, in a cashless, or “net,” exercise transaction. The warrant expires one year from the date of issuance. The Loan Agreement provides the Company with an unsecured credit facility under which the Company may, during the one-year term of the credit facility, borrow up to the aggregate principal amount of $2,000,000. As of the date of the filing of this annual report, there are no amounts outstanding under the credit facility.

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

Certain SaaS invoices are prepared on an annual basis. Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Payments received in advance of services being rendered are recorded as deferred revenue. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when earned. We generate majority of our revenue from subscription services—both annual and monthly, which are comprised of subscription fees from customer accounts via our Managed offering.

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

Stock based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard using the modified-retrospective method on January 1, 2019 and thus did not adjust comparative periods.

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.

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

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, that the Company does not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company changed its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. See Note 7.

In June 2018, the FASB issued ASU 2018-07, regarding ASC Topic 718 Compensation - Stock Compensation, which largely aligns the accounting for share-based compensation for non-employees with employees. The Company implemented this effective January 1, 2019 and no material impact was recognized.

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

Item 9A.  Controls and Procedures

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our Principal Executive Officer and our Principal Financial Officer reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of December 31, 2019, which is the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our CEO and CFO, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be prevented or detected. Because of the inherent limitations in all control systems, our management, including our Principal Executive Officer and our Chief Financial Officer, believes that no disclosure controls and procedures or internal controls and procedures can provide absolute assurance that all control issues within our Company have been detected. These inherent limitations include the realities that the design of a control system must consider the benefits of controls relative to their costs, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management (with the participation of our Principal Executive Officer and our Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting, management has identified the following deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2019:

1.	A lack of segregation of duties.

2.	A lack of formal policies that provide for multiple levels of supervision and reviews.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Management’s Internal Control Remediation Initiatives

During the fiscal year ended December 31, 2019 and now during the current fiscal year ending December 31, 2020, the Company has invested in staff and systems as part of management’s effort to address the material weaknesses in the Company’s internal control over financial reporting and create an effective internal control environment, including remediation efforts involving: segregation of duties; review, supervision and approval of financial reporting activities; and automation and standardization of manual financial reporting activities. Management expects to continue to use reasonable care in following and seeking improvements to its internal control processes that have been and continue to be in use at the Company. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes to our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On March 27, 2020, the Board of Directors of the Company adopted resolutions (the “Resolutions”) approving the ratification of the issuance of 175,000 shares of the Company’s Series A Convertible Preferred Stock on May 1, 2015 (the “Preferred Stock Issuance”), pursuant to Section 204 of the General Corporation Law of the State of Delaware (the “Ratification”). Our Board approved the Ratification after it determined that (i) the Preferred Stock Issuance may not have been duly authorized in the manner required by with Section 151 of the General Corporation Law of the State of Delaware and (ii) the Certificate of Designations filed in connection with the Preferred Stock Issuance failed to (a) authorize a sufficient number of shares of Series A Convertible Preferred Stock and (b) be filed and become effective prior to the issuance of certain of the shares of the Series A Convertible Preferred Stock in May 2015.

A copy of the Resolutions adopted by the Board setting forth the information with respect to the Ratification required under Section 204 of the General Corporation Law of the State of Delaware is attached hereto as Exhibit 99.1. Any claim that any defective corporate act or putative stock ratified pursuant to the Ratification is void or voidable due to the failure of authorization specified in the Resolutions, or that the Delaware Court of Chancery should declare in its discretion that the Ratification in accordance with Section 204 of the General Corporation Law of the State of Delaware not be effective or be effective only on certain conditions, must be brought within 120 days from the later of (i) the validation effective time (which is March 27, 2020) and (ii) the giving of this notice (which is deemed given on the date that this Annual Report on Form 10-K is filed with the Securities and Exchange Commission).

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2020 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

Item 11.   Executive Compensation

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2020 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

Item 12.   Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2020 Annual Meeting of Stockholders scheduled to be held on May 18, 2020, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2020 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

Item 14:  Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2020 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	The following documents are filed as part of this report:

(1)	Financial Statements — See Index to Consolidated Financial Statements on page F-1 below and the financial pages that follow.

(2)	Financial Statements Schedules — Schedule II - Valuation and Qualifying Accounts. All schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes thereto.

(3)	Exhibits — The following exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

Exhibit No.	Description
3.1	Certificate of Incorporation of AudioEye, Inc., dated as of May 20, 2005 (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of February 12, 2010 (1)

3.3	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of August 16, 2012 (2)

3.4	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of March 26, 2014 (7)

3.5	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of August 1, 2018 (18)

3.6*	Certificate of Designations - Series A Convertible Preferred Stock

3.7*	By-laws of AudioEye, Inc., as amended

4.1	Form of Warrant dated as of June 30, 2014 (8)

4.2	Form of Warrant dated as of December 31, 2014 (9)

4.3	Certificate of Designations — Series A Convertible Preferred Stock dated as of April 29, 2015 (10)

4.4	Form of Secured Convertible Promissory Note dated as of October 9, 2015 (12)

4.5	Form of Warrant dated as of October 9, 2014 (12)

4.6	Form of Warrant dated as of April 18, 2016 (13)

4.7	Form of Omnibus Amendment to Secured Convertible Promissory Notes dated as of April 18, 2016 (13)

4.8	Form of First Amendment to Common Stock Warrant dated as of April 18, 2016 (13)

4.9	Form of Registration Rights Agreement between AudioEye, Inc. and each Purchaser dated as of August 6, 2018 (18)

4.10	Form of Warrant dated as of December 19, 2016 (14)

4.11	Form of Common Stock and Warrant Purchase Agreement dated as of December 19, 2016 (14)

4.12*	Description of Registered Securities

10.1**	AudioEye, Inc. 2012 Incentive Compensation Plan effective December 19, 2012 (3)

10.2**	AudioEye, Inc. 2013 Incentive Compensation Plan effective August 20, 2013 (5)

10.3**	Executive Employment Agreement dated August 7, 2013 between Sean Bradley and AudioEye, Inc. (4)

10.4**	Performance Share Unit Agreement dated August 7, 2013 between Sean Bradley and AudioEye, Inc. (4)

10.5**	AudioEye, Inc. 2014 Incentive Compensation Plan effective January 27, 2014 (6)

10.6**	AudioEye, Inc. 2015 Incentive Compensation Plan effective September 5, 2014 (8)

10.7**	Executive Employment Agreement dated July 1, 2015 between Dr. Carr Bettis and AudioEye, Inc. (11)

10.8**	Executive Employment Agreement dated February 13, 2018 between Todd Bankofier and AudioEye, Inc. (16)

10.9**	Executive Employment Agreement dated February 13, 2018 between Sean Bradley and AudioEye, Inc. (16)

10.10**	Amended and Restated Executive Employment Agreement dated February 25, 2019 between Todd Bankofier and AudioEye, Inc. (19)

10.11**	Executive Employment Agreement dated February 27, 2019 between Sean Bradley and AudioEye, Inc. (19)

10.12**	Executive Employment Agreement dated February 28, 2019 between Lonny Sternberg and AudioEye, Inc. (19)

10.13**	Executive Employment Agreement dated May 10, 2019 between Sachin Barot and AudioEye, Inc. (20)

10.14**	AudioEye, Inc. 2016 Incentive Compensation Plan effective December 17, 2015 (19)

10.15	Note and Warrant Purchase Agreement dated October 9, 2015 between investors and AudioEye, Inc. (12)

10.16	Security Agreement dated October 9, 2015 between investors and AudioEye, Inc. (12)

10.17	Common Stock and Warrant Purchase Agreement dated April 18, 2016 between investors and AudioEye, Inc. (13)

10.18	First Amendment to Note and Warrant Purchase Agreement dated April 18, 2016 between investors and AudioEye, Inc. (13)

10.19	Second Amendment to Note and Warrant Purchase Agreement dated October 9, 2015 between investors and AudioEye. Inc (15)

10.20	Omnibus Amendment to Common Stock Warrants dated October 9, 2015 between investors and AudioEye, Inc. (15)

10.21	First Amendment to Warrant 2016-A-17 dated April 18, 2016 between Anthion Partners II, LLC and AudioEye, Inc. (15)

10.22	First Amendment to Warrant 2016-A-18 dated April 18, 2016 between Anthion Partners II, LLC and AudioEye, Inc. (15)

10.23	First Amendment to Warrant 2016-A-03 dated April 19, 2016 between David Moradi and AudioEye, Inc. (15)

10.24	First Amendment to Warrant WC-06 dated November 6, 2015 between Anthion Partners II, LLC and AudioEye, Inc. (15)

10.25	First Amendment to Warrant WC-14 dated November 6, 2015 between Anthion Partners II, LLC and AudioEye, Inc. (15)

10.26	Second Amendment to Warrant 2014-B-05 dated January 15, 2015 between David Moradi and AudioEye, Inc. (15)

10.27	Second Amendment to Warrant 2014-B-06 dated January 15, 2015 between David Moradi and AudioEye, Inc. (15)

10.28	Second Amendment to Warrant 2013-B-26 dated June 30, 2014 between David Moradi and AudioEye, Inc. (15)

10.29	Placement Agent Agreement dated July 30, 2018 between AudioEye, Inc. and B. Riley FBR, Inc. (17)

10.30	Form of Securities Purchase Agreement by and between AudioEye, Inc. and each Purchaser dated August 6, 2018 (18)

10.31**	Form of Restricted Stock Unit Award Agreements for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans (19)

10.32**	Form of Performance Option Agreement for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans (19)

10.33**	Form of Stock Option Agreement for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans (19)

10.34	Convertible Promissory Note dated September 26, 2018 issued by AudioEye, Inc. to Equity Trust Custodian, FBO Alexandre Zyngier IRA (19)

10.35	Warrants dated September 26, 2018 issued by AudioEye, Inc. to Equity Trust Custodian, FBO Alexandre Zyngier IRA (19)

10.36	Schedule of Certain Parties to Securities Purchase Agreements and Registration Rights Agreements dated as of August 6, 2018 (19)

10.37**	AudioEye, Inc. 2019 Equity Incentive Plan (20)

10.38**	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Incentive Stock Option Agreement (20)

10.39**	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Nonqualified Stock Option Agreement (20)

10.40**	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Restricted Stock Unit Agreement (20)

10.41**	Form of Omnibus Amendment to Common Stock Warrants dated as of August 14, 2019 (21)

10.42	Letter Agreement dated as of August 14, 2019 between the Company and Sero Capital LLC (21)

10.43	Loan Agreement dated as of August 14, 2019 between the Company and Sero Capital LLC (21)

10.44	Common Stock Warrant dated as of August 14, 2019 Issued by the Company to Sero Capital LLC (21)

10.45**	Second Amended and Restated Executive Employment Agreement, effective as of September 16, 2019, between the Company and Todd Bankofier (22)

10.46**	Form of AudioEye, Inc. Indemnification Agreement (Directors and Executive Officers) (23)

10.47*,**	Severance Agreement and General Release of Claims dated as of January 17, 2020 between the Company and Todd Bankofier

10.48**	Executive Employment Agreement, entered into as of February 25, 2020, between the Company and Heath Thompson (24)

14.1	Code of Business Conduct and Ethics (19)

23.1*	Consent of MaloneBailey LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Resolutions adopted by the Board setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Constitutes a management contract or compensatory plan or arrangement.
#	Furnished herewith.

(1)	Incorporated by reference to Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 21, 2011 (File No. 333-177463).

(2)	Incorporated by reference to Form S-1/A, filed with the SEC on October 1, 2012 (File No. 333-177463).

(3)	Incorporated by reference to Form S-1/A, filed with the SEC on January 11, 2013 (File No. 333-177463).

(4)	Incorporated by reference to Form 10-Q, filed with the SEC on August 9, 2013 (File No. 333-177463).

(5)	Incorporated by reference to Form S-8, filed with the SEC on August 28, 2013 (File No. 333-177463).

(6)	Incorporated by reference to Form S-1/A, filed with the SEC on February 4, 2014 (File No. 333-177463).

(7)	Incorporated by reference to Form 10-K, filed with the SEC on March 31, 2014.

(8)	Incorporated by reference to Form 10-Q, filed with the SEC on November 7, 2014.

(9)	Incorporated by reference to Form 8-K, filed with the SEC on January 7, 2015.

(10)	Incorporated by reference to Form 8-K, filed with the SEC on May 7, 2015.

(11)	Incorporated by reference to Form 8-K, filed with the SEC on July 8, 2015.

(12)	Incorporated by reference to Form 8-K, filed with the SEC on October 16, 2015.

(13)	Incorporated by reference to Form 8-K, filed with the SEC on April 19, 2016.

(14)	Incorporated by reference to Form 8-K, filed with the SEC on December 22, 2016.

(15)	Incorporated by reference to Form 8-K, filed with the SEC on October 16, 2017.

(16)	Incorporated by reference to Form 8-K, filed with the SEC on February 16, 2018.

(17)	Incorporated by reference to Form 8-K, filed with the SEC on July 31, 2018.

(18)	Incorporated by reference to Form 8-K, filed with the SEC on August 7, 2018.

(19)	Incorporated by reference to Form 10-K, filed with the SEC on March 27, 2019.

(20)	Incorporated by reference to Form 8-K, filed with the SEC on May 14, 2019.

(21)	Incorporated by reference to Form 8-K, filed with the SEC on August 16, 2019.

(22)	Incorporated by reference to Form 8-K, filed with the SEC on September 20, 2019.

(23)	Incorporated by reference to Form 8-K, filed with the SEC on December 16, 2019.

(24)	Incorporated by reference to Form 8-K, filed with the SEC on March 2, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2020.

AUDIOEYE, INC.

By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

By:	/s/ Sachin Barot
Sachin Barot
Chief Financial Officer

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

Signature	Title	Date

/s/ Dr. Carr Bettis	Executive Chairman/Chairman of the Board and Director	March 30, 2020
Dr. Carr Bettis

/s/ Heath Thompson	Chief Executive Officer	March 30, 2020
Heath Thompson

/s/ Sachin Barot	Chief Financial Officer	March 30, 2020
Sachin Barot

/s/ Anthony Coelho	Director	March 30, 2020
Anthony Coelho

/s/ David Moradi	Director	March 30, 2020
David Moradi

/s/ Ernest Purcell	Director	March 30, 2020
Ernest Purcell

/s/ Jamil Tahir	Director	March 30, 2020
Jamil Tahir

/s/ Alexandre Zyngier	Director	March 30, 2020
Alexandre Zyngier

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDIOEYE, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

AudioEye, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AudioEye, Inc. and its subsidiary (collectively the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 27, 2020

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash & cash equivalents	$1,972,160	$5,741,549
Accounts receivable, net	3,118,319	172,384
Marketable securities, held in related party	-	510
Deferred costs, short term	182,664	176,006
Debt issuance costs, net	137,084	-
Prepaid expenses and other current assets	198,538	49,901
Total current assets	5,608,765	6,140,350

Property and equipment, net	156,171	108,007

Right of use assets	826,630	-

Deferred costs, long term	144,932	93,790
Intangible assets, net	1,715,217	2,061,404
Goodwill	700,528	700,528

Total assets	$9,152,243	$9,104,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$972,691	$93,544
Related party payables	-	14,467
Finance lease liabilities	52,449	30,172
Operating lease liabilities	209,009	-
Deferred rent	-	4,472
Warrant liability	120,416	-
Deferred revenue	5,372,767	2,626,712
Total current liabilities	6,727,332	2,769,367

Long term liabilities:
Finance lease liabilities	51,564	51,150
Operating lease liabilities	655,431	-
Deferred rent	-	6,585
Deferred revenue	153,235	402,075

Total liabilities	7,587,562	3,229,177

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000,000 shares authorized
Series A Convertible Preferred stock, $0.00001 par value, 200,000 shares authorized, 105,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018	1	1
Common stock, $0.00001 par value, 50,000,000 shares authorized, 8,876,553 and 7,579,995 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	89	76
Additional paid-in capital	51,490,963	48,017,926
Accumulated deficit	(49,926,372)	(42,143,101)
Total stockholders' equity	1,564,681	5,874,902

Total liabilities and stockholders' equity	$9,152,243	$9,104,079

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019	2018
Revenue	$10,765,153	$5,660,427

Cost of revenue	4,383,112	2,626,815

Gross profit	6,382,041	3,033,612

Operating expenses:
Selling and marketing	4,583,796	2,462,865
Research and development	701,054	194,429
General and administrative	8,914,988	4,950,138
Total operating expenses	14,199,838	7,607,432

Operating loss	(7,817,797)	(4,573,820)

Other income (expense):
Other income	12,000	-
Change in fair value of warrant liability	98,919	-
Unrealized gain (loss) on marketable securities	(510)	(240)
Loss on settlement of debt	-	(267,812)
Interest (expense) income, net	(75,883)	(178,002)
Total other (loss) income	34,526	(446,054)

Net loss	(7,783,271)	(5,019,874)

Dividends on Series A Convertible preferred stock	(52,500)	(53,740)

Net loss available to common stockholders	$(7,835,771)	$(5,073,614)

Net loss per common share-basic and diluted	$(0.97)	$(0.74)

Weighted average common shares outstanding-basic and diluted	8,107,181	6,892,238

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

TWO YEARS ENDED DECEMBER 31, 2019

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	7,579,995	$76	105,000	$1	$48,017,926	$(42,143,101)	$5,874,902
Common stock issued in exchange for exercise of options and warrants	1,296,558	13	-	-	2,256,629	-	2,256,642
Restricted stock units, warrants and options issued for services	-	-	-	-	1,216,408	-	1,216,408

Net loss	-	-	-	-	-	(7,783,271)	(7,783,271)
Balance, December 31, 2019	8,876,553	$89	105,000	$1	$51,490,963	$(49,926,372)	$1,564,681

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

TWO YEARS ENDED DECEMBER 31, 2019

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

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,783,271)	$(5,019,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	722,521	551,335
Amortization of debt issuance costs and discounts	82,251	175,617
Option, warrant, RSU and PSU expense	1,216,408	825,521
Gain from change in fair value of warrant liability	(98,919)	-
Unrealized loss on marketable securities	510	240
Noncash operating lease expense	214,146	-
Amortization of deferred commission	240,486	103,383
Loss on settlement of debt	-	267,812
Changes in operating assets and liabilities:
Accounts receivable	(2,945,935)	(66,567)
Deferred costs	(298,286)	(293,026)
Other current assets	(148,637)	17,505
Accounts payable and accruals	879,147	11,628
Operating lease liabilities	(179,010)	(3,393)
Deferred revenue	2,497,215	1,795,033
Related party payables	(14,467)	(9,068)
Net cash used in operating activities	(5,615,841)	(1,643,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(55,939)	(10,893)
Purchase of domain name	-	(10,000)
Software development costs	(307,207)	(404,890)
Net cash used in investing activities	(363,146)	(425,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	-	5,609,215
Issuance of convertible note payable-related party	-	50,000
Issuance of convertible notes payable	-	174,975
Proceeds from exercise of warrants	2,231,744	10,250
Proceeds from exercise of options	24,898	20,500
Repayments of notes payable and finance leases	(47,044)	(14,184)
Net cash provided by financing activities	2,209,598	5,850,756

Net increase (decrease) in cash and cash equivalents	(3,769,389)	3,781,119
Cash and cash equivalents-beginning of period	5,741,549	1,960,430
Cash and cash equivalents-end of period	$1,972,160	$5,741,549

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,845	$3,491

Non-cash investing and financing activities:
Right-of-use assets and operating lease obligations recognized upon adoption of ASU 2016-02	$568,268	$-
Right-of-use assets and operating lease obligations recognized during the year	483,565	-
Debt issuance costs	219,335	-
Common stock issued in settlement of convertible notes payable and accrued interest	-	225,687
Debt discount originated from issuance of warrant attached to notes payable	-	175,617
Equipment acquired from capital leases	61,352	95,506
Reclassify fair value of warrant liabilities to equity upon adoption of ASU 2017-11	-	2,984,010
Effect of adoption of Accounting Codification Standard 2014-09, Revenue from Contracts with Customers	-	80,153

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The Company is focused on developing innovations in the field of networked and device embedded audio technology. Our intellectual property is primarily comprised of trade secrets, trademarks, issued, published and pending patent applications, copyrights and technological innovation. We have a patent portfolio comprised of eight issued patents in the United States. We also have two pending patent applications and two international patent applications filed via the Patent Cooperation Treaty (“PCT”) and the European Patent Office. The patents have been extended and cover a period from 2002 through 2026.

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

As of December 31, 2019, the Company had cash and cash equivalents of $1,972,160 and a working capital deficit of $(1,118,567). In addition, the Company used actual net cash in operations of $5,615,841 during the year ended December 31, 2019. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On August 14, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with Sero Capital LLC, a shareholder who owns more than 10% of the outstanding shares of common stock of the Company. The Loan Agreement provides the Company with an unsecured credit facility under which the Company may borrow up to the aggregate principal amount of $2,000,000. Any advances under the Loan Agreement will bear interest at a per annum rate of 10% (subject to increase in the event of a default), which is payable monthly and may, at the Company’s option, be paid either in cash or by the issuance of shares of the Company’s common stock. The term of the Loan Agreement extends through August 14, 2020, subject to earlier termination as provided in the Loan Agreement. The Company’s obligations under the Loan Agreement are subject to acceleration upon the occurrence of an event of default (as defined in the Loan Agreement). The Company may prepay its obligations under the Loan Agreement without penalty, but subject to certain limitations regarding the number, timing and dollar amounts of prepayments. The Loan Agreement provides for certain customary covenants, representations and events of default. No amounts have been drawn under the Loan Agreement as of December 31, 2019.

In consideration of the Loan Agreement, the Company issued to Sero Capital LLC a common stock warrant to acquire up to a total of 146,667 shares of the Company’s common stock at an exercise price of $6.00 per share, which exercise price may be paid in cash or, at the election of the holder, in a cashless, or “net,” exercise transaction. The warrant expires one year from the date of issuance.

The estimated fair value of the Sero Capital LLC warrant was $219,335 at date of issuance. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual term of 1 year, a risk-free interest rate of 1.86%, a dividend yield of 0%, and volatility of 75.9%. The deferred costs attributed to the value of the warrants of $219,335 is amortized ratably over the term of the credit facility as interest expense. As of December 31, 2019, the unamortized balance was $137,084 and included as debt issuance costs in current assets on the consolidated balance sheet.

The Company expects that cash used in operations will decrease significantly over the next several quarters as the Company executes its business plan. In the event that the Company is not able to fully achieve its plan, the Company may need to raise additional funds through equity or debt financing. If the Company is unsuccessful in raising additional financing, it will need to reduce costs and operations in the future.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Empire Technologies, LLC (“Empire”). All significant inter-company accounts and transactions have been eliminated. During the years ended December 31, 2019 and 2018, Empire had no activity. Empire had no assets or liabilities as of December 31, 2019 and 2018.

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

Certain Software as a Service (“SaaS”) invoices are prepared on an annual basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when earned. Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Payments received in advance of services being rendered are recorded as deferred revenue. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when earned. We generate substantially all our revenue from subscription services, which are comprised of subscription fees from customer accounts on the Managed Platform.

The following table presents our revenues disaggregated by type of good or service and sales channel:

	Year ended December 31,
	2019	2018
Subscription revenue and support – Enterprise	$7,251,819	$4,315,168
Subscription revenue and support – Vertical Partners	3,513,334	1,345,259
Total revenues	$10,765,153	$5,660,427

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

The table below compares the deferred revenue balance as of December 31, 2019 versus December 31, 2018:

	December 31,	December 31,
	2019	2018
Deferred revenue	$5,526,002	$3,028,787

As of December 31, 2019, $5,372,767 was classified as short term and is expected to be recognized over the next twelve months. The remaining $153,235 is long-term deferred revenue to be recognized thereafter.

At December 31, 2019, the Company had one customer representing approximately 40% of the outstanding accounts receivable. At December 31, 2018, the Company had one customer representing 22% of the outstanding accounts receivable.

The Company had one major customer (including such customer’s affiliates) which accounted for approximately 10% of its revenues in the year ended December 31, 2019.

The Company had one major customer including their affiliates which generated approximately 11.8% of its revenue in the year ended December 31, 2018.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The most significant impact of the standard relates to capitalizing costs to acquire contracts, which have historically been expensed as incurred. As of December 31, 2017, the Company’s sales commission plans have included multiple payments, including initial payments in the period a customer contract is obtained and deferred payments over the life of the contract as future payments are collected from the customers. Under the standard, only the initial payment is subject to capitalization as the deferred payments require a substantive performance condition of the employee. These initial commission payments are now capitalized in the period a customer contract is obtained and payment is received; and will be amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit. The expected period of benefit is the contract term, except when the commission payment is expected to provide economic benefit to the Company for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected, and renewal commissions are not commensurate with initial commissions. Such commissions are amortized over the greater of contract term or technological obsolescence period when the underlying contracted products are technology-based, such as for the SaaS-based platforms, or the expected customer relationship period when the underlying contracted products are not technology-based, such as for patient experience survey products. Upon adoption of Topic 606, the Company reclassified $80,153 from equity previously expensed commissions to deferred costs effective January 1, 2018. See Note 6 below for a summary of activity in the deferred costs account during the year ended December 31, 2019.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of the Company’s stock, stock-based compensation, fair values relating to derivative liabilities, debt discounts, allowance for doubtful accounts, impairment of long-lived assets and goodwill and the valuation allowance related to deferred tax assets . Actual results may differ from these estimates.

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

Research and Technology Expenses

Research and technology expenses are expensed in the period costs are incurred. For the years ended December 31, 2019 and 2018, research and technology expenses totaled $701,054 and $194,429 respectively.

Cash and Cash Equivalents

The Company considers cash in savings accounts to be cash equivalents. The Company considers any short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents.

Investments in Equity Securities

The Company has elected the fair value option under ASC 825 for its investments in marketable equity securities. Investments in marketable securities are measured at fair value through earnings and consist of common stock holdings of publicly traded companies. These equity securities are marked to market at the end of each reporting period based on the closing price of the security at each balance sheet date. Changes in fair value are recorded as unrealized gains or losses in the consolidated statements of operations in accordance with ASC 321.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. The Company does not generally require collateral for its accounts receivable. During the years ended December 31, 2019 and 2018, the Company incurred $-0- as bad debt expense. There was an allowance for doubtful accounts of $63,210 and $-0- as of December 31, 2019 and 2018, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Goodwill, Intangible Assets, and Long-Lived Assets

Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at December 31, 2019 and 2018 and determined that there was no impairment.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Long-lived assets were evaluated for impairment and no impairment losses were incurred during the years ended December 31, 2019 and 2018, respectively.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors and non-employees (effective January 1, 2019), the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Potentially dilutive securities excluded from the computation of basic and diluted net earnings (loss) per share for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Preferred stock on a converted basis	295,380	283,407
Options to purchase common stock	965,043	997,989
Warrants to purchase common stock	424,708	1,781,715
Restricted stock units	428,919	222,514
Totals	2,114,050	3,285,625

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedging relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2019 and 2018, the Company did not have any derivative instruments that were designated as hedges.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common stockholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

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

Effects of adoption of ASU 2017-11 modified retrospective are as follows:

	At January 1, 2018:
	Prior to adoption	Subsequent to adoption	Change
Derivative liabilities	$2,984,010	$-	$(2,984,010)
Additional paid in capital	40,120,293	40,881,783	761,490
Accumulated deficit	$(39,425,900)	$(37,203,380)	$2,222,520

Financial Instruments

The carrying amount of the Company’s financial instruments, consisting of cash equivalents, short-term investments, accounts receivable and notes payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities.

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

DECEMBER 31, 2019 AND 2018

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

In consideration of the Loan Agreement, the Company issued to Sero Capital LLC a common stock warrant to acquire up to a total of 146,667 shares of the Company’s common stock at an exercise price of $6.00 per share, which exercise price may be paid in cash or, at the election of the holder, in a cashless, or “net,” exercise transaction. The warrant expires one year from the date of issuance.

The estimated fair value of the Sero Capital LLC warrant was $219,335 at date of issuance and $150,562 at December 31, 2019. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual term of 1 year, a risk-free interest rate of 1.86%, a dividend yield of 0%, and volatility of 75.9%. The deferred costs attributed to the value of the warrants of $219,335 are amortized ratably over the term of the credit facility as interest expense. The warrants are classified as a liability instrument since the holder has the option to require the Company to repurchase the warrants when certain events occur that are considered outside of the control of the Company.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The following are the Company’s assets and liabilities, measured at fair value on a recurring basis, as of December 31, 2019 and 2018:

		Fair Value
	Fair Value	Hierarchy
Assets
Marketable securities, December 31, 2019	$-	Level 1
Marketable securities, December 31, 2018	$510	Level 1

Liabilities
Warrant liability, December 31, 2019	$120,416	Level 3
Warrant liability, December 31, 2018	$-	Level 3

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard using the modified-retrospective method on January 1, 2019 and thus did not adjust comparative periods.

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.

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

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, that the Company does not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company changed its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. See Note 7.

In June 2018, the FASB issued ASU 2018-07, regarding ASC Topic 718 Compensation - Stock Compensation, which largely aligns the accounting for share-based compensation for non-employees with employees. The Company implemented this effective January 1, 2019 and no material impact was recognized.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2019 and 2018 is summarized as follows:

	2019	2018
Computer equipment	$64,194	$62,170
Equipment under capital lease	156,858	95,506
Furniture and fixtures	58,883	4,968
Total	279,935	162,644
Less accumulated depreciation	(123,764)	(54,637)
Property and equipment, net	$156,171	$108,007

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful life of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Included in net property are assets under capital leases of $156,858, less accumulated depreciation of $59,777 as of December 31, 2019 and $95,506, less accumulated depreciation of $16,117 as of December 31, 2018, respectively.

The Company spent $55,939 in purchases and leased $61,352 of equipment during the year ended December 31, 2019 and spent $10,893 in purchases and leased $95,506 during the year ended December 31, 2018. Depreciation expense was $69,127 and $33,386 for the years ended December 31, 2019 and 2018, respectively.

NOTE 5 — INTANGIBLE ASSETS

For the years ended December 31, 2019 and 2018, the Company invested in software development costs in the amounts of $307,207 and $404,890 respectively and acquired a domain name in 2018 in the amount of $10,000.

Patents, technology and other intangibles with contractual terms are generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted. Due to the Company’s history of operating losses, intangible assets were evaluated for impairment and no impairment losses were incurred during the years ended December 31, 2019 and 2018, respectively.

Software development costs are amortized over their estimated useful life of three years.

Intangible assets as of December 31 consisted of the following:

	2019	2018
Patents	$3,697,709	$3,697,709
Capitalized software development	1,717,466	1,410,259
Domain name	10,000	10,000
Accumulated amortization	(3,709,958)	(3,056,564)
Intangible assets, net	$1,715,217	$2,061,404

Amortization expense for patents totaled $374,631 and $374,632 for the years ended December 31, 2019 and 2018, respectively. Amortization expense for software development totaled $278,763 and $143,317 for the years ended December 31, 2019 and 2018, respectively.

Total amortization expense totaled $653,394 and $517,949 for the years ended December 31, 2019 and 2018, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 6 — DEFERRED COSTS

Effective January 1, 2018, the Company capitalizes initial and renewal sales commission payments in the period a customer contract is obtained, and payment is received; and is amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, which we have deemed to be the contract term.

Such commissions are amortized over the greater of contract term or technological obsolescence period when the underlying contracted products are technology-based, such as for the SaaS-based platforms, or the expected customer relationship period when the underlying contracted products are not technology-based, such as for patient experience survey products. The table below summarizes the activity within the deferred commission costs account, during the year ended December 31, 2019:

	January 1,	Commission	Commission	December 31,
	2019	Costs Deferred	Amortized	2019
Deferred costs, short term	$176,006	$247,144	$(240,486)	$182,664
Deferred costs, long term	93,790	51,142	-	144,932
Deferred commission costs	$269,796	$298,286	$(240,486)	$327,596

During the year ended December 31, 2019, the Company deferred an aggregate $298,286 commissions paid. Amortization of deferred costs for the year ended December 31, 2019 was $240,486.

NOTE 7 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

Finance Leases

Finance leases as of December 31 consist of:

	2019	2018
Finance equipment lease dated April 5, 2018	$7,683	$13,056
Finance equipment lease dated May 8, 2018	9,060	14,525
Finance equipment lease dated June 27, 2018	13,408	21,701
Finance equipment lease dated September 18, 2018	9,890	15,368
Finance equipment lease dated September 28, 2018	11,108	16,672
Finance equipment lease dated February 20, 2019	14,090	-
Finance equipment lease dated June 4, 2019	17,674	-
Finance equipment lease dated September 30, 2019	21,100	-
Total finance lease liabilities	104,013	81,322
Less current portion	(52,449)	(30,172)
Long term portion	$51,564	$51,150

During the year ended December 31, 2019, the Company entered into three finance leases for computer equipment for a three-year term. The Company recognized these arrangements as finance leases based on the determination that the leases exceeded 75% of the economic life of the underlying assets.  The Company initially recorded the equipment and finance leases liability at the estimated present value of the minimum lease payments of $61,352, collectively. During the year ended December 31, 2018, the Company entered into five finance leases for computer equipment for a three-year term and initially recorded the equipment and the finance leases liability at the estimated present value of the minimum lease payments of $95,506.

The leases include base monthly payments in aggregate of $4,761, due on the contract monthly anniversary of each calendar month.  At the expiration of the lease, the Company is required to return all leased equipment to the lessor with right of repurchase at fair value. The Company has made payments in the amount of $47,044 during the year ended December 31, 2019. The effective interest rate of the finance leases is estimated at 6.00% based on the implicit rate in the lease agreements.

The following summarizes the right to use assets under finance leases included in property and equipment as of December 31:

	2019	2018
Classes of property
Computer equipment	$156,858	$95,506
Less: accumulated depreciation	(59,777)	(16,117)
	$97,081	$79,389

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The following summarizes total future minimum lease payments at December 31, 2019:

Period ending December 31,
2020	$57,126
2021	43,375
2022	10,083
Total minimum lease payments	110,584
Amount representing interest	(6,571)
Present value of minimum lease payments	104,013
Current portion of finance lease obligations	52,449
Finance lease obligations, less current portion	$51,564

Operating Leases

The Company’s principal offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 5,151 square feet as of December 31, 2019. The Company’s principal office originally consisted of approximately 2,362 square feet. On December 21, 2017, effective February 1, 2018, the Company amended its existing lease to expand its principal office to approximately 4,248 square feet and to extend the expiration date to September 30, 2021. Beginning February 1, 2018, the basic rent increased to $9,598 per month. On October 2, 2018, effective December 1, 2018, the Company further amended its existing lease to expand its principal office to approximately 5,151 square feet. In accordance with the amended lease, rent increased to $11,810 on January 1, 2019, escalating over time to $12,977 at the end of the lease, which was further extended to October 31, 2022.

The Company also had offices in Atlanta, Georgia located at 3901 Roswell Road, Suite 134, leased for an aggregate of $3,937 per month as of December 31, 2017 under a lease that expired on September 30, 2019 and was not renewed. On December 29, 2017, effective February 1, 2018, the Company amended its existing lease to expand its Atlanta office from approximately 2,739 square feet to approximately 3,831 square feet. Beginning February 1, 2018, the basic rent increased by $1,500 through the remainder of the lease term. In February 2019, the Company entered into a lease for new offices in Marietta, Georgia located at 450 Franklin Gateway, Marietta, Georgia consisting of approximately 9,662 square feet. The new lease commenced on June 1, 2019, with move-in on June 15, 2019.

Beginning in 2017, the Company leased office space in New York for $300 per month, which was increased to $850 per month in October 2018 through May 31, 2019. Beginning in June 2019, the Company moved to larger office space in New York, leased for $4,482 per month, for a term of 12 months ending May 31, 2020. Beginning November 1, 2015, we subleased an office in Scottsdale, Arizona from a company controlled by our Executive Chairman for $3,578 per month, which continues on a month to month basis as of December 31, 2019. These New York and Scottsdale properties were considered short-term leases and therefore were not measured under Topic 842.

The Company has made operating lease payments in the amount of $230,882 during the fiscal year ended December 31, 2019. Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. Operating lease liabilities at December 31, 2019 and January 1, 2019 consist of:

	December 31,	January 1,
	2019	2019
Tucson Arizona office lease	$402,015	$518,309
Marietta Georgia office lease	462,425	-
Atlanta Georgia office lease	-	49,959
Total operating lease liabilities	864,440	568,268
Less current portion	(209,009)	(166,252)
Long term portion	$655,431	$402,016

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

During the fiscal year ended December 31, 2019, the Company entered into an operating lease for new office space in Marietta, Georgia, for a five-year term. The Company measured and recorded a right of use asset and corresponding operating lease liability of $483,565 at the lease commencement date in June 2019.

The following summarizes total future minimum operating lease payments at December 31, 2019:

Period ending December 31,
2020	$255,222
2021	261,773
2022	256,970
2023	118,166
2024	80,637
Total minimum lease payments	972,768
Less: present value discount	(108,328)
Present value of minimum lease payments	864,440
Current portion of operating lease obligations	209,009
Operating lease obligations, less current portion	$655,431

As of December 31, 2019, the weighted average discount rate for these leases is 6% and the weighted average remaining term is 46 months.

The following summarizes lease expenses for the fiscal year ended December 31, 2019:

Finance lease expenses:
Depreciation/amortization expense	$43,660
Interest on lease liabilities	6,571
Finance lease expense	50,231
Operating lease expense	257,635
Short-term lease expense	78,560
Total lease expenses	$386,426

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 8 — CONVERTIBLE NOTES PAYABLE

In connection with the October 9, 2015 Note and Warrant Purchase Agreement, in September 2018 and October 2018, the Company issued convertible promissory notes in aggregate principal amount of $224,975 (the “Notes”) and warrants (the “Warrants”) to purchase 89,990 shares of common stock of the Company. $50,000 of the principal was in connection with an entity that a member of the Company’s board of directors is deemed a beneficial owner (see Note 9). Subject to the agreement, any investor in the October 9, 2015 Purchase Agreement within the three-year period immediately following the initial closing date, may purchase an additional note in the principal amount equal to 50% of the principal amount of the initial note purchased by such investor at previous closings and an additional warrant equal to the principal amount of such additional note divided by the exercise price of the additional warrant.

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

NOTE 9 — RELATED PARTY TRANSACTIONS

On August 14, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with Sero Capital LLC, a stockholder who owns more than 10% of the outstanding shares of common stock of the Company. The beneficial owner of Sero Capital LLC is David Moradi, who became a director of the Company on November 8, 2019. The Loan Agreement provides the Company with an unsecured credit facility under which the Company may borrow up to the aggregate principal amount of $2,000,000. Any advances under the Loan Agreement will bear interest at a per annum rate of 10% (subject to increase in the event of a default), which is payable monthly and may, at the Company’s option, be paid either in cash or by the issuance of shares of the Company’s common stock. The term of the Loan Agreement extends through August 14, 2020, subject to earlier termination as provided in the Loan Agreement. The Company’s obligations under the Loan Agreement are subject to acceleration upon the occurrence of an event of default (as defined in the Loan Agreement). The Company may prepay its obligations under the Loan Agreement without penalty, but subject to certain limitations regarding the number, timing and dollar amounts of prepayments. The Loan Agreement provides for certain customary covenants, representations and events of default. No amounts have been drawn under the Loan Agreement as of December 31, 2019.

In consideration of the Loan Agreement, the Company issued to Sero Capital LLC a common stock warrant to acquire up to a total of 146,667 shares of the Company’s common stock at an exercise price of $6.00 per share, which exercise price may be paid in cash or, at the election of the holder, in a cashless, or “net,” exercise transaction. The warrant expires one year from the date of issuance.

Sero Capital LLC, beneficially owned by David Moradi who became a director of the Company on November 8, 2019, was paid $70,000 in consulting fees through December 31, 2019.

On September 26, 2018, the Company issued a $50,000 convertible note payable and warrants to acquire 20,000 shares of the Company’s common stock with a term of five years, an exercise price of $2.50 per share to an entity that Alexandre Zyngier, a member of the Company’s board of directors is deemed a beneficial owner. On October 29, 2018, the Company issued 13,384 shares of the Company’s common stock in settlement of this outstanding convertible note for $50,000 and accrued interest.

As of December 31, 2019 and 2018, the total balances of related party payable were $0 and $14,467, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

On May 16, 2016, a stockholder derivative complaint entitled LiPoChing, Derivatively and on Behalf of AudioEye, Inc., v. Bradley, et al., was filed in the United States District Court for the District of Arizona. As a derivative complaint, the plaintiff-stockholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The complaint asserted causes of action including breach of fiduciary duty and others, arising from the Company’s restatement of its financial results for the first three quarters of 2014. The complaint sought, among other relief, compensatory damages, restitution and attorneys’ fees. In October 2016, the Company and Named Defendants filed a motion to dismiss. In response, the Plaintiff voluntarily dismissed the complaint without prejudice. Plaintiff’s counsel subsequently submitted a demand to the Company’s Board of Directors, to investigate the circumstances surrounding restatement of its financial results for the first three quarters of 2014. On June 22, 2018, the matter was resolved to the parties’ satisfaction. The resolution of the matter did not have a material adverse effect on our financial position or results of operations.

On July 26, 2016, a stockholder derivative complaint entitled Denese M. Hebert, derivatively on Behalf of Nominal Defendant AudioEye, Inc., v. Bradley, et al., was filed in the State of Arizona Superior Court for Pima County. The complaint generally asserted causes of action related to the Company’s restatement of its financial statements for the first three fiscal quarters of 2014. As a derivative complaint, the plaintiff-stockholder purported to act on behalf of the Company against the Named Individuals. The Company was named as a nominal defendant. The defendants filed a motion to dismiss, which the Court granted on May 8, 2017, while also denying Plaintiff’s request for leave to amend the complaint. As in the above matter, after this matter was dismissed Plaintiff’s counsel subsequently submitted a demand to the Company’s Board of Directors, to investigate the circumstances surrounding restatement of its financial results for the first three quarters of 2014. On June 22, 2018, the matter was resolved to the parties’ satisfaction. The resolution of the matter did not have a material adverse effect on our financial position or results of operations.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Preferred Stock

As of December 31, 2019, and 2018, the Company had 105,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”), issued at $10 per share, paying a 5% cumulative annual dividend and convertible for common stock at a price of $4.385 per share. For the fiscal year ended December 31, 2019, preferred stockholders earned, but were not paid, $52,500 in annual dividends, or equivalent to 11,973 shares of common stock based on a conversion price of $4.385 per share. As of December 31, 2019, and December 31, 2018, cumulative and unpaid dividends were $245,240 and $192,740, respectively, or equivalent to 55,927 and 43,954 shares of common stock, respectively, based on a conversion price of $4.385 per share.

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

In addition, the preferred stockholders have a liquidation preference for purposes of which the Preferred Stock would be valued at $10 per share plus accrued cumulative annual dividend. At December 31, 2019 and December 31, 2018, the total liquidation preference was valued at $1,295,240 and $1,242,740, respectively. In the event of any liquidity event, holders of each share of Preferred Stock shall be entitled to be paid the liquidation preference out of the assets of the Company legally available before any sums shall be paid to holders of common stock.

Common Stock

As of December 31, 2019, and December 31, 2018, the Company had 8,876,553 and 7,579,995 shares, respectively, of common stock issued and outstanding.

In the fiscal year ended December 31, 2019, the Company issued 21,932 shares of its common stock upon the exercise of options, for aggregate proceeds of $24,898. During the same period, the Company issued 1,252,319 shares of its common stock, upon the exercise of outstanding warrants to purchase an aggregate of 1,252,319 shares of common stock, for aggregate proceeds of $2,231,744. Additionally, the Company issued an aggregate of 11,083 shares of its common stock upon the net exercise of 15,596 outstanding options, and issued an aggregate of 11,224 shares of its common stock upon the net exercise of outstanding warrants.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Options

As of December 31, 2019 and 2018, the Company had outstanding options to purchase 965,043 and 997,989 shares of common stock, respectively.

			Weighted		Intrinsic
		Weighted	Average		Value
	Number of	Average	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2017	1,003,836	$4.69	2.64	891,087	$1,356,188
Granted	73,440	6.32	5.00		-
Exercised	(32,173)	2.15
Forfeited/Expired	(47,114)	9.31			-
Outstanding at December 31, 2018	997,989	$4.67	2.14	925,545	$4,705,220
Granted	189,599	6.54	9.25		-
Exercised	(37,528)	1.75
Forfeited/Expired	(185,017)	11.83			-
Outstanding at December 31, 2019	965,043	$3.70	3.01	759,631	$1,666,266

On February 7, 2019, the Company granted an aggregate of 28,700 incentive stock options to certain employees hired June 4, 2018. The options to purchase shares of common stock are exercisable at $10.55 per share, have a term of five years, and vest as to 50% of the options at the vesting commencement date, which is generally one year from the date of hire (vesting commencement dates range from June 4, 2019 through January 25, 2020), and vest as to the remaining 50% of the options in eight equal quarterly installments commencing on the first day of each calendar quarter following the vesting commencement date and installments continuing on the first day of each of the seven calendar quarters thereafter. All vesting is subject to the employee’s continued service through the vesting date. The exercise price was determined using the closing price of the Company’s common stock on February 7, 2019. The Black-Scholes value on the grant date of the options was $258,392.

On June 3, 2019, the Company granted an aggregate of 93,734 nonqualified stock options to certain employees hired after February 7, 2019, and longer-tenured employees for performance in 2018. The options to purchase shares of common stock are exercisable at $6.53 per share, have a term of ten years, and vest in approximately equal annual installments on the first three anniversaries of the grant date. All vesting is subject to the employee’s continued service through the vesting date. The exercise price was determined using the closing price of the Company’s common stock on June 3, 2019. The Black-Scholes value on the grant date of the options was $571,471.

On December 6, 2019, the Company granted an aggregate of 67,960 nonqualified stock options to certain employees hired after June 3, 2019, and longer-tenured employees for performance in 2019. The options to purchase shares of common stock are exercisable at $4.85 per share, have a term of ten years, and vest in approximately equal annual installments on the first three anniversaries of the grant date. All vesting is subject to the employee’s continued service through the vesting date. The exercise price was determined using the closing price of the Company’s common stock on December 6, 2019. The Black-Scholes value on the grant date of the options was $268,068.

Option grants during the fiscal year ended December 31, 2019 were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.25 to 6.00 years, expected volatility of 139.40% to 156.23%, risk free interest rate of 1.67% to 2.48%, and expected dividend yield of 0%.

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

For the fiscal years ended December 31, 2019 and December 31, 2018, total stock compensation expense related to options totaled $320,868 and $342,384, respectively. As of December 31, 2019, the outstanding unamortized stock compensation expense related to options was $741,909 (which will be recognized through December 2022).

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Warrants

Below is a table summarizing the Company’s outstanding warrants activity for the two years ended December 31, 2019. The Company had outstanding warrants to purchase 424,708 and 1,781,715 shares of the Company’s common stock as of December 31, 2019 and 2018, respectively:

			Weighted	Intrinsic
		Weighted	Average	Value
	Number of	Average	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2017	1,919,906	$4.84	2.61	$1,656,083
Granted	303,234	5.14	2.64	—
Exercised	(137,525)	5.87
Forfeited	(303,900)	8.43		—
Outstanding at December 31, 2018	1,781,715	$4.20	2.23	$8,930,058
Granted	146,667	6.00	0.62	—
Exercised	(1,279,550)	1.85
Forfeited/Expired	(224,124)	5.33		—
Outstanding at December 31, 2019	424,708	$5.31	0.82	$189,450

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

On August 14, 2019, the Company issued to Sero Capital LLC 146,667 warrants to acquire the Company’s common stock at an exercise price of $6.00 per share for a term of one year (see Note 9). The estimated fair value of the Sero Capital LLC warrant was $219,335 at date of issuance. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual term of 1 year, a risk-free interest rate of 1.86%, a dividend yield of 0%, and volatility of 75.9%. As of December 31, 2019, the warrants are classified as a deferred financing costs asset and amortized over a twelve-month term. For the year ended December 31, 2019, the Company recorded $82,251 of amortization expense. As of December 31, 2019, the Company has $137,084 of debt issuance costs remaining to be amortized during 2020. A related liability is also on the balance sheet at a fair value of $120,416 using the Black-Scholes pricing model. Changes in value of the warrant liability flow through our income statement accordingly.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

On April 17, 2018, the Company granted 127,525 warrants to a consultant for services rendered. The warrants were exercisable at $6.25 per share through May 16, 2018. The fair value of the warrants of $109,207 was charged to current operations.

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

For the year ended December 31, 2019 and 2018, the Company has incurred warrant-based expense of $0 and $110,600, respectively. There was no outstanding unamortized stock compensation expense related to warrants as of December 31, 2019.

Restricted Stock Units (“RSU”)

The following table summarizes the restricted stock activity for the two years ended December 31, 2019:

Total Restricted Shares Issued at December 31, 2017	156,340
Granted	92,174
Forfeited/Canceled	(26,000)
Total Restricted Shares Issued at December 31, 2018	222,514
Granted	206,405
Forfeited/Canceled	-
Total Restricted Shares Issued at December 31, 2019	428,919
Vested at December 31, 2019	269,114
Unvested restricted shares as of December 31, 2019	186,405

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

On June 3, 2019, the Company granted 20,000 RSUs for services provided. Such RSUs vest each calendar month at a rate of one-third of 20,000 per month, whereby the RSUs would vest by September 3, 2019 provided that services are not terminated by the Company or the grantee. The settlement date for such RSUs is (i) March 15, 2020 or (ii) the date on which the Company undergoes a change of control during the seven-year term of the award. The fair value of the RSU’s at grant date was $130,600.

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

On August 19, 2019, the Company granted 24,105 RSUs to a consultant to the Company in accordance with a consulting agreement. Such RSUs will vest in installments according to performance conditions establishing certain milestones to be achieved within a timeframe stipulated by the consulting agreement, and as determined quarterly and certified by the Compensation Committee of the Board of Directors. The settlement date for such RSUs is the earlier of (a) promptly after each vesting date or (b) in any event no later than March 15 of the calendar year following the calendar year in which such vesting occurs. The fair value of the RSUs at grant date was $95,697.

On December 6, 2019, the Company granted 11,280 RSUs to each of David Moradi and Jamil Tahir for their service on the Board of Directors. Such RSUs will vest on December 6, 2020, subject to the director’s continuous service through the vesting date. The settlement date for such RSUs is the earlier of (i) December 6, 2026 or (ii) the date on which the Company undergoes a change of control. The fair value of the RSUs at grant date was $109,416.

On December 6, 2019, the Company granted 25,000 RSUs to Christopher Meinerz, its Corporate Controller, in accordance with his employment agreement. Such RSUs will vest annually over a three-year period, in installments of (i) 8,333 RSUs on December 6, 2020, (ii) 8,334 RSUs on December 6, 2021 and (iii) 8,333 RSUs on December 6, 2022, subject to Mr. Meinerz’s continuous service through the vesting date. The settlement date for such RSUs is the earlier of (a) promptly after each vesting date or (b) in any event no later than March 15 of the calendar year following the calendar year in which such vesting occurs. The fair value of the RSUs at grant date was $121,250.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

For the year ended December 31, 2019 and 2018, the Company has incurred RSU-based expense of $895,540 and $372,537, respectively. The outstanding unamortized stock compensation expense related to RSUs was $798,898 (which will be recognized through December 2022) as of December 31, 2019.

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

Deferred tax assets:	2019	2018
Net operating loss carry forwards	$7,757,797	$5,329,518
Less valuation allowance	(7,757,797)	(5,329,518)
Net deferred tax asset	$-	$-

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions, which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The approximate net operating loss carry forward was $36,941,892 and $25,378,656 as of December 31, 2019 and 2018, respectively and will start to expire in 2031. The Company’s tax return for the years 2016, 2017 and 2018 are open to IRS inspection.

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

NOTE 13 — SUBSEQUENT EVENTS

On January 13, 2020, the Company granted 15,000 performance based RSUs to a consultant to the Company. Such RSUs will vest in installments according to performance conditions establishing certain milestones to be achieved within a specified timeframe.

