Form 10-Q
period 2020-03-31
AUDIOEYE INC
filed 2020-05-15
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [                     ] to [                     ]

Commission File Number: 001-38640

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

As of May 14, 2020, 8,895,269 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of March 31, 2020 and December 31, 2019 and for the three-month periods ended March 31, 2020 and 2019 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. Certain prior period amounts have been reclassified to conform to current period classification. The Company presents its unaudited financial statements, footnotes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2020	2019
	(in thousands, except per share data)
ASSETS
Current assets:
Cash	$1,785	$1,972
Accounts receivable, net	2,505	2,958
Unbilled receivables	483	160
Deferred costs, short term	181	183
Debt issuance costs, net	82	137
Prepaid expenses and other current assets	234	198
Total current assets	5,270	5,608

Property and equipment, net	138	156
Right of use assets	776	827

Deferred costs, long term	137	145
Intangible assets, net	1,655	1,715
Goodwill	701	701
Total assets	$8,677	$9,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,235	$973
Finance lease liabilities	53	52
Operating lease liabilities	214	209
Warrant liability	92	120
Deferred revenue	5,143	5,372
Total current liabilities	7,737	6,726

Long term liabilities:
Finance lease liabilities	41	52
Operating lease liabilities	600	655
Deferred revenue	141	153

Total liabilities	8,519	7,586

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Series A Convertible Preferred Stock, $0.00001 par value, 200 shares designated, 105 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1	1
Common stock, $0.00001 par value, 50,000 shares authorized, 8,877 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1	1
Additional paid-in capital	51,746	51,490
Accumulated deficit	(51,590)	(49,926)
Total stockholders' equity	158	1,566

Total liabilities and stockholders' equity	$8,677	$9,152

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2020	2019
	(in thousands, except per share data)
Revenues	$4,261	$1,986

Cost of revenue	1,320	922

Gross profit	2,941	1,064

Operating expenses:
Selling and marketing	1,818	1,313
Research and development	333	142
General and administrative	2,486	1,749
Total operating expenses	4,637	3,204

Operating loss	(1,696)	(2,140)

Other income (expense):
Change in fair value of warrant liability	28	-
Interest income (expense), net	4	(1)
Total other (loss) income	32	(1)

Net loss	(1,664)	(2,141)

Dividends on Series A Convertible Preferred Stock	(13)	(13)

Net loss available to common stockholders	$(1,677)	$(2,154)

Net loss per common share-basic and diluted	$(0.19)	$(0.28)

Weighted average common shares outstanding-basic and diluted	8,877	7,611

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	(in thousands)
Balance, December 31, 2018	7,580	$1	105	$1	$48,017	$(42,144)	$5,875
Common stock issued in exchange for exercise of options and warrants	43	-	-	-	42	-	42
Restricted stock units, warrants and options issued for services	-	-	-	-	449	-	449
Net loss	-	-	-	-	-	(2,141)	(2,141)
Balance, March 31, 2019	7,623	$1	105	$1	$48,508	$(44,285)	$4,225

Balance, December 31, 2019	8,877	$1	105	$1	$51,490	$(49,926)	$1,566
Restricted stock units, warrants and options issued for services	-	-	-	-	256	-	256
Net loss	-	-	-	-	-	(1,664)	(1,664)
Balance, March 31, 2020	8,877	$1	105	$1	$51,746	$(51,590)	$158

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,664)	$(2,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201	173
Option, warrant, restricted stock unit and performance stock unit expense	256	449
Amortization of deferred commissions	56	51
Amortization of debt issuance costs	55	-
Noncash operating lease expense	51	43
Change in fair value of warrant liability	(28)	-
Changes in operating assets and liabilities:
Accounts receivable	453	(138)
Unbilled receivables	(323)	22
Deferred costs	(46)	(65)
Prepaid expenses and other current assets	(36)	(79)
Accounts payable and accruals	1,262	247
Operating lease liabilities	(50)	(43)
Deferred revenue	(241)	(144)
Net cash used in operating activities	(54)	(1,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
Software development costs	(124)	(60)
Net cash used in investing activities	(124)	(60)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	-	42
Repayments of finance leases	(9)	(9)
Net cash provided by (used in) financing activities	(9)	33

Net decrease in cash	(187)	(1,652)
Cash-beginning of period	1,972	5,742
Cash-end of period	$1,785	$4,090

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1	$1
Income taxes paid	-	-
Non-cash investing and financing activities:
Right of use assets and operating lease obligations recognized upon adoption of ASU 2016-02	-	568
Equipment acquired through finance leases	-	20

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of AudioEye, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 30, 2020.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2019 as reported in the Company’s Annual Report on Form 10-K have been omitted. Certain prior period amounts have been reclassified to conform to current period classification. Reclassifications had no material effect on prior year net loss, earnings per share, or shareholders’ equity.

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

The Company is focused on developing innovations in the field of networked and device embedded technology. Our intellectual property is primarily comprised of trade secrets, trademarks, issued, published and pending patent applications, copyrights and technological innovations. We have a patent portfolio comprised of eight issued patents in the United States. We also have two pending patent applications and two international patent applications filed via the Patent Cooperation Treaty (“PCT”) and the European Patent Office. The patents have been extended and cover a period from 2002 through 2026. We have a trademark portfolio comprised of eight United States trademark registrations.

Our common stock has been listed on the NASDAQ Capital Market under the symbol “AEYE” since September 4, 2018. Prior to September 4, 2018, our common stock was quoted on the OTCQB and the OTC Bulletin Board beginning on April 15, 2013 under the same symbol.

In August 2018, the Company sold 1,000,000 shares (the “Shares”) of its common stock at $6.25 per Share for net proceeds of approximately $5,609,000, after costs and expenses of approximately $641,000 (the “Private Placement”). At the closing of the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors pursuant to which the Company agreed to register the Shares for resale. On September 4, 2018, the Company filed a registration statement on Form S-1 covering the resale of the securities subject to the Registration Rights Agreement, as well as certain other securities of the Company. On July 5, 2019, the Company filed a post-effective amendment to the registration statement on Form S-1 covering the resale of such securities in order to, among other things, incorporate into the filing information included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2019.

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

In April 2020, the Company filed a shelf registration statement on Form S-3 with the SEC to register the sale, in future offerings, of up to $7,000,000 in the aggregate of debt securities, common stock, preferred stock, warrants, rights or units consisting of any two or more of such securities. We intend to use the net proceeds of any offering of securities sold by us under the registration statement for general corporate purposes, which may include acquisitions, repayment of debt, capital expenditures and working capital requirements.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

Certain Software as a Service (“SaaS”) invoices are prepared on an annual basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when the related performance obligations have been satisfied. Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Payments received in advance of services being rendered are recorded as deferred revenue. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when the performance obligation has been satisfied. We generate substantially all our revenue from subscription services, which are comprised of subscription fees from customer accounts on the Managed Platform.

The following table presents our revenues disaggregated by sales channel:

	Three months ended March 31,
	2020	2019
	(in thousands)
Direct (Enterprise)	$2,387	$1,461
Indirect (Vertical partners)	1,862	525
Other	12	-
Total revenues	$4,261	$1,986

In accordance with Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and all related and subsequent amendments, the Company records accounts receivable for amounts invoiced to customers for which performance obligations have been satisfied, and for amounts invoiced and are in deferred revenue but for which the Company has an unconditional right to consideration as provided under the contractual arrangement. The Company recognizes unbilled receivables for those amounts the Company has the unconditional right to invoice and for which the performance obligations have been satisfied.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION (continued)

The Company had one customer (including affiliates of such customer) which generated approximately 18% and 12% of the Company’s revenue in each of the three months ended March 31, 2020 and 2019, respectively.

The table below compares the deferred revenue balance as of March 31, 2020 versus December 31, 2019:

	March 31,	December 31,
	2020	2019
	(in thousands)
Deferred revenue	$5,284	$5,525

As of March 31, 2020, approximately $5,143,000 was classified as short-term deferred revenue and is expected to be recognized over the next twelve months following March 31, 2020. The remaining approximately $141,000 is long-term deferred revenue to be recognized thereafter. Approximately $2,087,000, or approximately 38%, of deferred revenue from December 31, 2019 has been recognized as revenue through March 31, 2020.

At March 31, 2020, the Company had one customer representing 18% of the outstanding accounts receivable. At December 31, 2019, the Company had one customer representing 40% of the outstanding accounts receivable.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the fair value of the Company’s stock, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the United States. The CARES Act, among other things, includes modifications to net operating loss carryforwards provisions and the net interest expense deduction, and deferment of social security tax payments. We are currently evaluating the provisions of the CARES Act and how certain elections may impact our financial position, results of operations, and disclosures if elected.

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

March 31, 2020 (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

Potentially dilutive securities excluded from the computation of basic and diluted net earnings (loss) per share for the three months ended March 31, 2020 and 2019 are as follows:

	2020	2019
	(in thousands)
Preferred stock	298	286
Options to purchase common stock	924	881
Warrants to purchase common stock	403	1,743
Restricted stock units	419	223
Totals	2,044	3,133

Fair Value Measurements

Fair value is an estimate of the exit price, representing the amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date). Fair value measurements are not adjusted for transaction cost. Fair value measurement under U.S. GAAP provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

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

On August 14, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with Sero Capital LLC, a shareholder that owns more than 10% of the outstanding shares of common stock of the Company. The Loan Agreement has a one-year term and provides the Company with an unsecured credit facility under which the Company may borrow up to the aggregate principal amount of $2,000,000. No amounts have been drawn under the Loan Agreement as of March 31, 2020. The Company does not at this time expect this loan agreement to be renewed.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 (Unaudited)

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION (continued)

In consideration of the Loan Agreement, the Company issued to Sero Capital LLC a common stock warrant to acquire up to a total of 146,667 shares of the Company’s common stock at an exercise price of $6.00 per share, which exercise price may be paid in cash or at the election of the holder, in a cashless, or “net,” exercise transaction. The warrant expires one year from the date of issuance.

The estimated fair value of the Sero Capital LLC warrant was approximately $219,000 at date of issuance and approximately $92,000 at March 31, 2020. The Company valued the warrants as of March 31, 2020 using the Black-Scholes pricing model and the following assumptions: contractual term of six (6) months, a risk-free interest rate of 0.17%, a dividend yield of 0.0%, and volatility of 101.7%. The warrants are classified as a liability instrument since the holder has the option to require the Company to repurchase the warrants when certain events occur that are considered outside of the control of the Company. The unamortized balance was approximately $82,000 on March 31, 2020 and included as debt issuance costs in current assets on the consolidated balance sheet.

The Company has no assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

The following are the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

		Fair Value
	Fair Value	Hierarchy
	(in thousands)
Liabilities
Warrant liability, March 31, 2020	$92	Level 3
Warrant liability, December 31, 2019	$120	Level 3

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact our financial position, results of operations or disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU adds, modifies, and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, “Fair Value Measurement.” This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. We adopted this guidance effective January 1, 2020. The adoption of this guidance did not impact our financial position, results of operations or disclosures.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 (Unaudited)

NOTE 2 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2020, the Company had cash and cash equivalents of approximately $1,785,000 and a working capital deficit of approximately $2,467,000. In addition, the Company used actual net cash in operations of approximately $54,000 during the quarter ended March 31, 2020. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On August 14, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with Sero Capital LLC, a stockholder who owns more than 10% of the outstanding shares of common stock of the Company. The beneficial owner of Sero Capital LLC is David Moradi, who became a director of the Company on November 8, 2019. The Loan Agreement provides the Company with an unsecured credit facility under which the Company may borrow up to the aggregate principal amount of $2,000,000. Any advances under the Loan Agreement will bear interest at a per annum rate of 10.0% (subject to increase in the event of a default), which is payable monthly and may, at the Company’s option, be paid either in cash or by the issuance of shares of the Company’s common stock. The term of the Loan Agreement extends through August 14, 2020, subject to earlier termination as provided in the Loan Agreement. The Company’s obligations under the Loan Agreement are subject to acceleration upon the occurrence of an event of default (as defined in the Loan Agreement). The Company may prepay its obligations under the Loan Agreement without penalty, but subject to certain limitations regarding the number, timing and dollar amounts of prepayments. The Loan Agreement provides for certain customary covenants, representations, and events of default provisions. No amounts have been drawn under the Loan Agreement as of March 31, 2020. In consideration of the Loan Agreement, the Company issued to Sero Capital LLC a common stock warrant to acquire up to a total of 146,667 shares of the Company’s common stock at an exercise price of $6.00 per share, which exercise price may be paid in cash or, at the election of the holder, in a cashless, or “net,” exercise transaction. The warrant expires one year from the date of issuance.

On April 15, 2020, the Company entered into a note agreement in the amount of $1.3 million with Liberty Capital Bank (“Loan”) pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act, which is being administered by the Small Business Administration (“SBA”). The Loan has been funded. All or a portion of the Loan may be forgiven upon application by the Company in accordance with the SBA requirements. Under the PPP, loan forgiveness is available for the sum of payroll costs, rent payments, mortgage interest and utilities during the eight-week period beginning on the date of loan approval. For purposes of the PPP, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25.0% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25.0%. Loan payments are deferred for six months. The loan has a maturity of two years and an interest rate of 1.0%. The loan is not collateralized and is not personally guaranteed. No fees were charged in connection with the loan. The Company intends to use all proceeds from the Loan to retain employees, maintain payroll and make lease, mortgage interest and utility payments.

In April 2020, the Company filed a registration statement on Form S-3 with SEC to register the sale, in future offerings, of up to $7,000,000 in the aggregate of debt securities, common stock, preferred stock, warrants, rights or units consisting of any two or more of such securities. We intend to use the net proceeds of any offering of securities sold by us under the registration statement or otherwise for general corporate purposes, which may include acquisitions, repayment of debt, capital expenditures and working capital requirements.

The Company expects that cash used in operations will continue to be negative in the near future. The Company may need to raise additional funds through debt or equity financing, including those debt and equity agreements and offerings noted previously. If the Company is unsuccessful in raising additional financing, it will need to reduce costs and operations in the future. Additionally, the Company is currently evaluating the reduction of salaries or deferral of bonuses for certain individuals.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 (Unaudited)

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2020 and December 31, 2019 is summarized as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Computer equipment	$64	$64
Equipment under finance lease	157	157
Furniture and fixtures	59	59
Total	280	280
Less accumulated depreciation	(142)	(124)
Property and equipment, net	$138	$156

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful life of three (3) years. When property or equipment is retired or otherwise disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference, less any amount realized from disposition, is reflected in earnings.

Included in net property and equipment are assets under finance leases of approximately $157,000, less accumulated depreciation of approximately $73,000 as of March 31, 2020 and approximately $157,000 less accumulated depreciation of approximately $60,000 as of December 31, 2019.

The Company spent $0 in the purchase of equipment during the three months ended March 31, 2020 and 2019. The Company also leased $0 in equipment during the three months ended March 31, 2020. Depreciation expense was approximately $18,000 and $13,000 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 4 — INTANGIBLE ASSETS

For the three months ended March 31, 2020 and 2019, the Company invested in Software development costs in the amounts of approximately $124,000 and $60,000 respectively. Patents, technology and other intangibles with contractual terms are generally amortized over their estimated useful lives of ten years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Software development costs are amortized over their estimated useful life of three years.

Intangible assets consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Patents	$3,698	$3,698
Capitalized software development	1,841	1,717
Domain name	10	10
Accumulated amortization	(3,894)	(3,710)
Intangible assets, net	$1,655	$1,715

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 (Unaudited)

NOTE 4 — INTANGIBLE ASSETS (continued)

Amortization expense for patents totaled approximately $93,000 and $94,000 for the three months ended March 31, 2020 and 2019, respectively. Amortization expense for software development totaled approximately $91,000 and $66,000 for the three months ended March 31, 2020 and 2019, respectively.

Total amortization expense totaled approximately $184,000 and $160,000 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5 — DEFERRED COSTS

The Company capitalizes initial and renewal sales commission payments in the period a customer contract is obtained, and payment is received; and the commissions are amortized consistent with the transfer of the goods or services to the customer over the expected period of benefit, which we have deemed to be the contract term.

Such commissions are amortized over the contract term when the underlying contracted products are technology-based. The table below summarizes the activity within the deferred commission costs account, during the three months ended March 31, 2020:

	December 31, 2019	Commission Costs Deferred	Commission Amortized	March 31, 2020
	(in thousands)
Deferred costs, short term	$183	$54	$(56)	$181
Deferred costs, long term	145	(8)	-	137
Deferred commission costs	$328	$46	$(56)	$318

During the three months ended March 31, 2020, the Company deferred an aggregate of approximately $46,000 for commissions paid of which approximately $27,000 was classified as long-term and approximately $19,000 was classified as short-term. During the three months ended March 31, 2020, the Company reclassified approximately $35,000 of previously deferred commissions cost from long-term to short-term classification. Amortization of deferred costs for the three months ended March 31, 2020 was approximately $56,000.

During the three months ended March 31, 2019, the Company deferred an aggregate of approximately $65,000 for commissions paid. Amortization of deferred costs for the three months ended March 31, 2019 was approximately $51,000.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 (Unaudited)

NOTE 6 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

Finance Leases

	March 31,	December 31,
	2020	2019
	(in thousands)
Finance equipment lease dated April 5, 2018	$7	$8
Finance equipment lease dated May 8, 2018	8	9
Finance equipment lease dated June 27, 2018	12	13
Finance equipment lease dated September 18, 2018	9	10
Finance equipment lease dated September 28, 2018	10	11
Finance equipment lease dated February 20, 2019	13	14
Finance equipment lease dated June 4, 2019	16	18
Finance equipment lease dated September 30, 2019	19	21
Total finance lease liabilities	94	104
Less current portion	(53)	(52)
Long term portion	$41	$52

The Company did not enter any finance leases during the quarter ended March 31, 2020.

During the year ended December 31, 2019, the Company entered into three finance leases for computer equipment for three-year terms. The Company recognized these arrangements as finance leases based on the determination that the leases exceeded 75% of the economic life of the underlying assets.  The Company initially recorded the equipment and finance leases liability at the estimated present value of the aggregate amount of the minimum lease payments of approximately $61,000.

The leases include base monthly payments in aggregate of approximately $5,000, due on the contract monthly anniversary of each calendar month.  At the expiration of the lease, the Company is required to return all leased equipment to the lessor with right of repurchase at fair value. The Company has made payments in the amount of approximately $14,000 during the quarter ended March 31, 2020. The effective interest rate of the finance leases is estimated at 6.0% based on the implicit rate in the lease agreements.

The following summarizes the right to use assets under finance leases included in property and equipment:

	March 31,	December 31,
	2020	2019
	(in thousands)
Classes of property
Computer equipment	$157	$157
Less: accumulated depreciation	(73)	(60)
	$84	$97

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 (Unaudited)

NOTE 6 — LEASE LIABILITIES AND RIGHT OF USE ASSETS (continued)

The following summarizes the total remaining future minimum finance lease payments at March 31, 2020 (in thousands):

Period ending December 31,
2020	$46
2021	43
2022	10
Total minimum lease payments	99
Amount representing interest	(5)
Present value of minimum lease payments	94
Current portion of finance lease obligations	53
Finance lease obligations, less current portion	$41

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

Beginning in 2017, the Company leased office space in New York for $300 per month, which was increased to $850 per month in October 2018 through May 31, 2019. Beginning in June 2019, the Company moved to larger office space in New York, leased for $4,482 per month, for a term of 12 months ending May 31, 2020. Beginning November 1, 2015, we subleased an office in Scottsdale, Arizona from a company controlled by our Executive Chairman for $3,578 per month, which continues on a month to month basis as of March 31, 2020. These New York and Scottsdale properties were considered short-term leases and therefore were not measured under Topic 842.

The Company has made operating lease payments in the amount of approximately $63,000 during the three months ended March 31, 2020. Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. Operating lease liabilities at March 31, 2020 and December 31, 2019 consist of:

	March 31,	December 31,
	2020	2019
	(in thousands)
Tucson Arizona office lease	$371	$402
Marietta Georgia office lease	443	462
Total operating lease liabilities	814	864
Less current portion	(214)	(209)
Long term portion	$600	$655

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 (Unaudited)

NOTE 6 — LEASE LIABILITIES AND RIGHT OF USE ASSETS (continued)

As of January 1, 2019, the Company adopted the provisions of ASC Topic 842 using the modified retrospective method. In adopting ASC Topic 842, Leases (Topic 842), the Company elected the ‘package of practical expedients’, which permitted it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of twelve (12) months or less. Effective January 1, 2019, the Company initially recognized operating lease liabilities of approximately $568,000 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The discount rate utilized in such present value calculation was 6% based on an estimate of the Company’s incremental borrowing rate. At such time, the Company also recognized corresponding right-of-use (“ROU”) assets of approximately $557,000 and eliminated the prior period deferred rent of approximately $11,000.

During the fiscal year ended December 31, 2019, the Company entered into an operating lease for new office space in Marietta, Georgia, for a five-year term. The Company measured and recorded a right of use asset and corresponding operating lease liability of approximately $484,000 at the lease commencement date in June 2019.

The following summarizes the total remaining future minimum operating lease payments at March 31, 2020 (in thousands):

Period ending December 31,
2020	$192
2021	262
2022	257
2023	118
2024	81
Total minimum lease payments	910
Less: present value discount	(96)
Present value of minimum lease payments	814
Current portion of operating lease obligations	214
Operating lease obligations, less current portion	$600

The following summarizes lease expenses for the three months ended March 31, 2020 (in thousands):

Finance lease expenses:
Depreciation and amortization expense	$14
Interest on lease liabilities	1
Finance lease expense	15
Operating lease expense	64
Short-term lease expense	31
Total lease expenses	$110

The following table provides information about the remaining lease terms and discount rates applied as of March 31, 2019:

Weighted average remaining lease term (years)
Operating Leases	3.64
Finance Leases	1.79
Weighted average discount rate (%)
Operating Leases	6.00
Finance Leases	6.00

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 (Unaudited)

NOTE 7 — CREDIT FACILITY-RELATED PARTY

On August 14, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with Sero Capital LLC, a stockholder who owns more than 10% of the outstanding shares of common stock of the Company. The beneficial owner of Sero Capital LLC is David Moradi, who became a director of the Company on November 8, 2019. The Loan Agreement provides the Company with an unsecured credit facility under which the Company may borrow up to the aggregate principal amount of $2,000,000. Any advances under the Loan Agreement will bear interest at a per annum rate of 10% (subject to increase in the event of a default), which is payable monthly and may, at the Company’s option, be paid either in cash or by the issuance of shares of the Company’s common stock. The term of the Loan Agreement extends through August 14, 2020, subject to earlier termination as provided in the Loan Agreement. The Company’s obligations under the Loan Agreement are subject to acceleration upon the occurrence of an event of default (as defined in the Loan Agreement). The Company may prepay its obligations under the Loan Agreement without penalty, but subject to certain limitations regarding the number, timing and dollar amounts of prepayments. The Loan Agreement provides for certain customary covenants, representations and events of default. No amounts have been drawn under the Loan Agreement as of March 31, 2020.

In consideration of the Loan Agreement, the Company issued to Sero Capital LLC a common stock warrant to acquire up to a total of 146,667 shares of the Company’s common stock at an exercise price of $6.00 per share, which exercise price may be paid in cash or, at the election of the holder, in a cashless, or “net,” exercise transaction. The warrant expires one year from the date of issuance.

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred stock

As of March 31, 2020 and December 31, 2019, the Company had 105,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) outstanding, which was issued at $10 per share, paying a 5% cumulative annual dividend, and convertible into the Company’s common stock at a price of $4.385 per share. For the three months ended March 31, 2020, preferred stockholders collectively earned, but were not paid, approximately $13,000 in quarterly dividends, which is equivalent to 2,985 shares of common stock based on a conversion price of $4.385 per share. As of March 31, 2020 and December 31, 2019, cumulative and unpaid dividends were approximately $258,000 and approximately $245,000, respectively, which is equivalent to 58,912 and 55,927 shares of common stock, respectively, based on a conversion price of $4.385 per share.

On any matter presented to the stockholders of the Company, holders of Preferred Stock are entitled to cast the number of votes equal to the number of shares of common stock into which their shares of Preferred Stock are convertible as of the record date to vote on such matter. As long as any shares of Preferred Stock are outstanding, the Company has certain restrictions on share repurchases or amendments to the Certificate of Incorporation in a manner that adversely affects any rights of the Preferred Stockholders.

In addition, the preferred stockholders have a liquidation preference for purposes of which the Preferred Stock would be valued at $10 per share plus accrued cumulative annual dividends. At March 31, 2020 and December 31, 2019, the liquidation preference was valued at approximately $1,308,000 and approximately $1,295,000, respectively. In the event of any liquidity event, holders of each share of Preferred Stock shall be entitled to be paid out of the assets of the Company legally available before any sums shall be paid to holders of common stock.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 (Unaudited)

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Common stock

As of March 31, 2020 and December 31, 2019, the Company had 8,876,553 shares of common stock issued and outstanding. During the three months ended March 31, 2020, the Company did not issue any shares of its common stock of the Company upon the exercise of options or warrants.

Options

As of March 31, 2020 and December 31, 2019, the Company had outstanding options to purchase 923,653 and 965,043 shares of common stock, respectively.

			Weighted		Intrinsic
		Weighted	Average		Value
	Number of	Average	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2019	965,043	$3.70	3.01	759,631	$1,666,266
Granted	-	-	-	-	-
Exercised	-	-
Forfeited/Expired	(41,390)	10.99
Outstanding at March 31, 2020	923,653	$3.38	2.89	742,345	$1,498,979

During the three months ended March 31, 2020, there were no stock options granted or exercised.

Option grants historically were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of, expected volatility, risk free interest rate, and expected dividend yield.

For the three months ended March 31, 2020 and 2019, total stock-based compensation expense related to the options totaled approximately $85,000 and $72,000, respectively. The outstanding unamortized stock-based compensation expense related to options was approximately $700,000 (which will be recognized through December 2022) as of March 31, 2020.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 (Unaudited)

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Warrants

Below is a table summarizing the Company’s outstanding warrants as of March 31, 2020 and December 31, 2019:

			Weighted	Intrinsic
		Weighted	Average	Value
	Number of	Average	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2019	424,708	$5.31	0.82	$189,450
Granted	-	-	-	-
Exercised	-	-
Forfeited/Expired	(22,188)	9.59
Outstanding at March 31, 2020	402,520	$5.07	0.61	$130,400

For the three months ended March 31, 2020 and 2019, the Company incurred warrant-based compensation expense of $0. There was no outstanding unamortized stock-based compensation expense related to warrants as of March 31, 2020.

Restricted stock units (“RSUs”)

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2020:

Restricted stock units issued as of December 31, 2019	428,919
Granted	15,000
Forfeited/Canceled	(25,000)
Total Restricted stock units issued at March 31, 2020	418,919
Vested at March 31, 2020	253,794
Unvested restricted stock units as of March 31, 2020	165,125

For the three months ended March 31, 2020 and 2019, the Company incurred RSU-based compensation expense of approximately $170,000 and $377,000, respectively. The outstanding unamortized stock-based compensation expense related to RSUs was approximately $591,000 (which will be recognized through December 2022) as of March 31, 2020.

In January 2020, the Company granted awards of 10,000 RSUs and 5,000 RSUs to a consultant to the Company. The vesting of each award is subject to (i) a performance condition based on the extent to which established performance milestones are achieved within a specified timeframe as determined and certified by the Compensation Committee of the Board of Directors and (ii) continuing service with the Company through the one—year anniversary of the grant date. The settlement date for such RSUs, to the extent they vest, is the earlier of (a) promptly after the vesting date or (b) in any event no later than March 15 of the calendar year following the calendar year in which such vesting occurs. The fair value of the RSUs at the date of grant was approximately $80,000.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 (Unaudited)

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

NOTE 10 — SUBSEQUENT EVENTS

Note Payable

As discussed in Note 2 in these footnotes to the unaudited financial statements, on April 15, 2020, the Company entered into a note agreement in the amount of $1.3 million with Liberty Capital Bank (“Loan”) pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act, which is being administered by the Small Business Administration (“SBA”). The Loan has been funded.

All or a portion of the Loan may be forgiven upon application by the Company in accordance with the SBA requirements. Under the PPP, loan forgiveness is available for the sum of payroll costs, rent payments, mortgage interest and utilities during the eight-week period beginning on the date of loan approval. For purposes of the PPP, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25.0% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25.0%. Loan payments are deferred for six months. The loan has a maturity of two years and an interest rate of 1.0%. The loan is not collateralized and is not personally guaranteed. No fees were charged in connection with the loan.

The application for these funds required the Company, in good faith, to certify that the current economic uncertainty made the loan request necessary to support the ongoing operation of the Company. The Company made this certification after analyzing and taking into account, among other things, such current economic uncertainty and the Company’s financial situation, business operations and potential ability to access other sources of liquidity sufficient to support ongoing operations in a manner not significantly detrimental to the Company’s business.

Conversion of Preferred Shares

In April 2020, one of our preferred shareholders elected to convert 5,000 of the shareholder’s shares of Preferred Stock into the Company’s common stock. The conversion, including approximately $12,000 of cumulative dividends, resulted in the issuance of 14,239 shares of the Company’s common stock.

Exercise of Options from former employee

In April 2020, a former employee exercised 35,325 options resulting in the Company issuing an aggregate of 4,477 shares of common stock upon the cashless, or net, exercise of those outstanding options.

In May 2020, a former employee exercised 10,000 options resulting in the Company issuing an aggregate of 8,746 shares of common stock upon the cashless, or net, exercise of those outstanding options.

Certification of Certain Performance RSUs

In April 2020, the Compensation Committee of the Company certified the extent to which a consultant to the Company had achieved certain performance-based vesting conditions with respect to three performance RSU awards held by the consultants. Such certification effectuated the forfeiture of 3,215 of the performance RSUs granted in August 2019 and 3,000 of the performance RSUs granted in January 2020.

Amendment of Equity Awards of Director

In May 2020, the Compensation Committee of the Board of Directors amended the vesting of previously granted RSUs and the expiration date of previously granted stock options held by a Director on the Board Directors who was resigning and would not be standing for re-election at the Company’s 2020 Annual Meeting of Stockholders. This amendment effectively resulted in the immediate and full vesting of 11,280 RSUs and the amendment of a total of 110,000 stock options such that they will expire on their original expiration dates rather than three months following termination of service.

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2019 and elsewhere in this Report, especially under the headings "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements are made only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we do not intend, and we do not undertake any obligation, to revise or update any of the forward-looking statements to match actual results. Readers are urged to carefully review and consider the various disclosures made in this report, which aim to inform interested parties of the risks factors that may affect our business, financial condition, results of operations and prospects.

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

In August 2018, the Company completed a private placement of $6.25 million (before expenses) growth equity financing with institutional investors to accelerate expansion efforts for the company's indirect partnership business. Further, we listed the Company's common stock on the NASDAQ Capital Market in September 2018.

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

AudioEye primarily generates revenue through the sale of subscriptions for our software-as-a-service (“SaaS”) accessibility solution plans. Plans range in scale from “do-it-yourself” to “do-it-for-me.” All are backed by the power of AudioEye’s machine-learning/AI-driven technology that finds and fixes the most common accessibility errors. Do-it-yourself plans, AudioEye Starter and Pro, also equip site owners with the remediation tools needed to fix remaining issues, ensuring accessibility standards are met. Do-it-for-me, AudioEye Managed/Enterprise, is for those who want AudioEye to continuously ensure legal compliance and accessibility for users of all abilities. Managed and Enterprise also come with the AudioEye Trusted Certification, our attestation of a site owner’s commitment to digital inclusion as defined by WCAG success criteria, which mitigates a customer’s risk of a costly digital accessibility-related legal action. AudioEye also provides Mobile App and PDF remediation services.

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

Recent Developments – Impact of COVID 19 to our Business

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. In an effort to protect the health and safety of our teammates, we took proactive action to adopt social distancing policies at all our locations, including working from home, and suspending teammate travel. Governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities.

The COVID-19 pandemic has negatively impacted the global and local economies and workforce participation, and initially created significant volatility and disruption of financial markets. While we observed a limited impact of COVID-19 on our first quarter financial results, we are uncertain of the significance of its impact on our future results as clients evaluate the impact of COVID-19 on their businesses, their profitability and liquidity. We continue to evaluate ways to shore up our liquidity for uncertain economic conditions ahead.

We are not immune to the effects of a global pandemic or a related macroeconomic slowdown. The same goes for our customers, many of whom are small businesses that have been disproportionately impacted by the current economic environment. In response, we have been proactive in providing options for pricing terms and other concessions on a temporary basis to help our customers withstand the financial impacts they may be experiencing. As a result of the pandemic, our customers have requested shorter term contracts, are unable to commit to or declined to enter into regular term renewal agreements, asked us to accept delayed payments or to forgive payments, and have sought price reductions. These factors have adversely affected and may continue to adversely affect our revenue and collections.

Nobody knows how long the current business environment will persist. However, it is our expectation that some of our COVID-19 related programs will need to continue for some time. In that case, it would be reasonable to expect more meaningful negative impacts to our financial and operating performance. More generally, based on what we know right now, we anticipate at least a near-term impact on our revenue, and collections as we expect our Account Receivables aging will continue to worsen. This in-turn may put further pressure on our liquidity in the short- to medium- term. We will continue to monitor the impact on our business and evaluate the value of our assets and assess them for any impairment resulting from the effects of the pandemic driven uncertainty in accordance with our policy.

The ultimate extent of the impact of the COVID-19 pandemic on our business operations, financial performance and results of operation, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the actions to contain the virus or treat its impact, such as related restrictions on travel and transportation, and how quickly and to what extent normal economic and operating conditions can resume.

We will continue to actively monitor the situation and anticipate further actions altering our business operations that we determine will be in the best interests of our teammates, clients, partners, suppliers, and shareholders, or as required by federal, state, or local authorities. It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our clients, teammates, and prospects, or on our financial results for the remainder of 2020.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See “Risk Factors” in Part II, Item 1A of this report for additional risks we face due to the COVID-19 pandemic.

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

Our Annual Report filed on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 30, 2020 provides additional information about our business and operations.

Results of Operations

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The discussion of the results of our operations compares the three months ended March 31, 2020 with the three months ended March 31, 2019. Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions.  We may not be successful in addressing these risks and difficulties.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation. While we observed an insignificant impact on our first quarter financial results, the ultimate extent of the impact of the COVID-19 pandemic on our future business operations, financial performance and results of operation, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted.

Comparative for the Three Months ended March 31, 2020 and March 31, 2019

Results of Operations

	Three Months Ended
	March 31,
	2020	2019
	(in thousands, except per share data)
Revenue	$4,261	$1,986

Cost of sales	1,320	922
Gross profit	2,941	1,064
Operating expenses:
Selling & marketing	1,818	1,313
Research & development	333	142
General and administrative expenses	2,486	1,749
Total operating expenses	4,637	3,204
Operating loss	(1,696)	(2,140)

Change in fair value of warrant liability	28	-
Interest income (expense)	4	(1)

Net loss	(1,664)	(2,141)
Deemed dividend on Series A Convertible preferred stock	(13)	(13)
Net loss attributable to common stockholders	$(1,677)	$(2,154)
Net income per common share – basic and diluted	$(0.19)	$(0.28)
Weighted average common shares outstanding – basic and diluted	8,877	7,611

Revenue

For the three months ended March 31, 2020 and 2019, revenue was approximately $4,261,000 and $1,986,000, respectively, consisting primarily of revenues from core product sales, and maintenance services. Revenues increased due to the execution of the Company’s business plan which includes the hiring of additional sales team members, securing new negotiated channel partnerships thus increasing the volume of reselling of the AudioEye products and services, and a continued focus on highly transactional industry verticals.

The following table presents our revenues disaggregated by sales channel:

	Three months ended March 31,
	2020	2019
	(in thousands)
Direct (Enterprise)	$2,387	$1,461
Indirect (Vertical partners)	1,862	525
Other	12	-
Total revenues	$4,261	$1,986

Cost of Revenue

For the three months ended March 31, 2020 and 2019, cost of revenue was approximately $1,320,000 and $922,000, respectively, and consisted primarily of employee-related costs, including payroll, benefits and stock-based compensation expense for our technology operations and customer experience teams, fees paid to our managed hosting providers and other third-party service providers, amortization of capitalized software development costs and acquired technology, and allocated overhead costs. The increase in cost of revenue was due to significant increase in direct labor headcount and related payroll and use of sub-contracting to support the increase in revenues.

During the three months ended March 31, 2020, the Company amended the categorization of certain expenses to conform with changes incurred in its operations, including internal department structure changes, employee movements, intellectual property and technology related expenses, and facility expenses. For the purposes of comparability, the company reclassified prior period results to conform with current period presentation. The reclassification resulted a net increase of approximately $20,000 to previously reported cost of revenue for the comparable prior year period.

Gross Profit

An increase in our revenues and increase in cost of revenue resulted in a gross profit of approximately $2,941,000 for the current period, as compared to a gross profit of approximately $1,064,000 during the three months ended March 31, 2019. Gross profit increased as a result of increased sales volume, an increasing revenue renewal amount and recognition of deferred revenue as contractual obligations are fulfilled, offset in part by an increase in sub-contracting and direct labor costs.

Selling and Marketing Expenses

Selling and marketing expenses were approximately $1,818,000 and $1,313,000 for the three months ended March 31, 2020 and 2019, respectively.  The increase resulted primarily from staff additions and related compensation costs, including increases in salary and commission expenses, as we continue expand our business.

The reclassification resulted a net increase of approximately $442,000 to previously reported selling and marketing expenses for the comparable prior year period.

Research and Development Expenses

Research and development expenses were approximately $333,000 and $142,000 for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily as a result of an increase in outsourced hosting and cloud computing related costs for the research and development of new technologies.

The reclassification resulted in a net decrease of approximately $74,000 to previously reported research and development expenses for the comparable prior year period.

General and Administrative Expenses

General and administrative expenses were approximately $2,486,000 and $1,749,000 for the three months ended March 31, 2020 and 2019, respectively. General and administrative expenses increased approximately $737,000 due primarily to higher salaries and service provider costs in the 2020 period as compared to the 2019 period. Salaries, wages and benefits expenses increased to approximately $1,101,000 in the current year period compared to approximately $863,000 in the first quarter of 2019. Legal, consulting and other professional fees increased significantly over such fees for the prior year period and were approximately $860,000 in the first quarter of 2020 compared to approximately $540,000 in the prior year comparable period. Much of the increase over prior period was primarily due to legal expenses incurred relating to: sales contract enhancements, corporate governance, shelf registration statement, and other employee and executive compensation matters.

The reclassification resulted a net decrease of approximately $388,000 to general and administrative expenses.

Interest Income (Expense), net

Interest income, net, during the three months ended March 31, 2020 was approximately $4,000 compared to Interest expense, net, of approximately $1,000 for the three months ended March 31, 2019. Interest income or expense, net is principally related to our finance lease liabilities, partially offset by interest income earned on our cash balances

Contracts in Process/Revenue Recognition

Under current accounting procedures, revenue is recognized when delivery of the promised goods or services is transferred to customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. Certain Software as a Service (“SaaS”) invoices are prepared on an annual basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when earned. Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Non-subscription revenue (e.g. PDF remediation) is recognized upon delivery. The Company records accounts receivable for the amount of revenue recognized as service is rendered and for invoiced amount for non-cancellable contracts. The table below summarizes the amount of contract value in excess of the revenue recognized and deferred revenue. Contract and deferred revenues are expected to be recognized in future periods.

A summary of our contracts in process is as follows (in thousands):

Contracts in Process
March 31, 2020
Contract Amount
		Revenue	Revenue Recognized		in Excess of Deferred Revenue
	Contract	Recognized	Three Months Ended	Deferred Revenue	and
	Amount	prior to 2020	March 31, 2020	March 31, 2020	Recognized Revenue
Fixed Contracts	$42,488	$15,708	$4,261	$5,285	$17,234

Revenues for the first quarter of 2020 were a record of approximately $4,261,000, representing an increase of 115% from approximately $1,986,000 in the prior year comparable period and an increase of 19% from approximately $3,567,000 in the fourth quarter of 2019. The revenues for the first quarter of 2020 represent the 17th consecutive quarter of topline growth for the Company. In addition, contracts in excess of revenues and deferred revenues continue to grow.

Contract bookings (as defined below) for the first quarter of 2020 were approximately $3,928,000. This represents an increase of approximately 14% from approximately $3,434,000 in the prior year comparable period.

About Key Operating Metrics

To supplement our financial information presented in accordance with U.S. GAAP, we consider certain operating measures that are not prepared in accordance with U.S GAAP, including monthly recurring revenue and contract bookings. AudioEye reviews a number of operating metrics such as these to evaluate its business, measure performance, identify trends, formulate business plans, and make strategic decisions. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business and to facilitate comparisons of our performance to that of other similar companies.

AudioEye's Contract Bookings is the contracted amount of money the customer commits to spend with the Company over an agreed amount of time, generally ranging from twelve (12) to sixty (60) months. These contracts may be cancellable; however, this poses limited risk as our customers do not generally cancel mid-term.

AudioEye's Monthly Recurring Revenue is estimated to be the annualized run-rate spend an active customer divided by twelve on non-one time, or non-project, type products by . This metric assumes that those active contracts at that time are for a twelve (12) month term.

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

Liquidity and Capital Resources

Working Capital

As of March 31, 2020, the Company had cash of approximately $1,785,000 and working capital deficit of approximately $2,467,000. While the Company has been successful in raising capital in the past, there is no assurance that it will be successful at raising additional capital in the future. Extreme volatility of the capital markets during the COVID-19 pandemic could have an adverse impact on the Company’s ability to access the capital markets. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital.

	March 31,	December 31,
	2020	2019
	(in thousands)
Current assets	$5,270	$5,608
Current liabilities	7,737	6,726
Working capital (deficit)	$(2,467)	$(1,118)

Cash Flows

	For the Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(54)	$(1,625)
Net cash used in investing activities	(124)	(60)
Net cash provided by financing activities	(9)	33
Net (decrease) increase in cash	$(187)	$(1,652)

We had cash in the amount of approximately $1,785,000 and approximately $1,972,000 as of March 31, 2020 and December 31, 2019, respectively. Cash used in operating activities resulted from increased headcount, personnel, sales and marketing costs, an increase in unbilled receivables of approximately $323,000, a decrease in deferred revenue of approximately $241,000, a decrease in operating lease liabilities of approximately $50,000 and deferred costs of approximately $46,000, an increase in prepaid expenses and other current assets of approximately $36,000, partially offset by a decrease in accounts receivable of approximately $453,000, and an increase in accounts payable and accrued expenses of approximately $1,262,000. In addition, the Company used actual net cash in operations of approximately $54,000 during the three months ended March 31, 2020 compared to approximately $1,625,000 during the three months ended March 31, 2019.

We may raise additional capital through the sale of equity or debt securities or borrowings from financial institutions or third parties or a combination of the foregoing. Capital raised will be used to implement our business plan, grow current operations, make acquisitions and/or start new vertical businesses among some of the anticipated uses of such capital.

The Company is currently considering the potential reduction of salaries or deferral of bonuses for certain individuals as a means to address any cash flow issues.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, relate to revenue recognition, cost of revenue, capitalized software development costs, allowance for doubtful accounts, property and equipment, goodwill, intangible assets, long-lived assets, impairment of long-lived assets, income taxes, cash and cash equivalents, investments in equity securities, earnings per share, derivative instrument liability, financial instruments, fair value measurements, stock based compensation, and research and development. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2020 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Currently, there are no pending material legal proceedings to which the Company is a party to or to which any of its property is subject.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019:

The extent to which the COVID-19 pandemic and measures put in place in response to the pandemic will further impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The worldwide COVID-19 pandemic and the measures put in place to address it have materially and negatively impacted the global economy and have significantly increased worldwide economic uncertainty.

The outbreak has resulted in the implementation by authorities of numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. These measures have negatively impacted, and may continue to negatively impact, business spending by our customers, and they have also adversely impacted and may further adversely impact our workforce and operations and the operations of our customers and business partners. These measures may remain in place for a significant but unpredictable period of time, and they are likely to continue to adversely affect our business, results of operations and financial condition.

As a result of the pandemic, our customers have requested shorter term contracts, declined to enter into renewal agreements, asked us to accept delayed payments or to forgive payments, and have sought price reductions. These factors have adversely affected and may continue to adversely affect our revenue and collections. The spread of COVID-19 has caused us to modify our business practices (including with respect to employee travel, employee work locations and physical participation in meetings with customers and prospective customers. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. These changes in business practices may negatively impact our business, results of operations and financial condition.

The extent to which the COVID-19 pandemic adversely impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the measures put in place to contain the virus or treat its impact, and when, how quickly and to what extent the global economy will improve and more normal economic and business conditions can resume. Even after the COVID-19 outbreak has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any economic recession or depression that has occurred or may occur in the future.

We may not receive forgiveness of all or a portion of our recently received PPP Loan.

As discussed in this report, including in Notes 2 and 10 in the footnotes to the unaudited financial statements included herein, on April 15, 2020, we entered into a note agreement in the amount of $1.3 million with Liberty Capital Bank (the “PPP Loan”) pursuant to the Paycheck Protection Program of the CARES Act, which is being administered by the Small Business Administration. The Loan has been funded. All or a portion of the Loan may be forgiven upon application by the Company in accordance with the Small Business Administration Requirements. No assurance can be provided, however, that we will elect to pursue forgiveness of all or a portion of the PPP Loan or that we will be eligible for and obtain forgiveness of all or a portion of the PPP Loan. If we elect not to pursue or are unable to qualify for or obtain forgiveness of all or a portion of the PPP Loan, our liquidity could be reduced, and our business, financial condition and results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1*	Certificate of Validation dated March 27, 2020, together with Certificate of Designations Series A Preferred Stock, effective May 1, 2015, all as filed in the Office of the Delaware Secretary of State on March 27, 2020 (1)

10.1	Severance Agreement and General Release of Claims dated January 17, 2020 between the Company and Todd Bankofier (2)

10.2	Executive Employment Agreement entered into as of February 25, 2020 between the Company and Heath Thompson (3)

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(1)	This Exhibit supersedes Exhibit No. 3.6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “2019 Form 10-K”).

(2)	Incorporated by reference to Exhibit 10.47 to the 2019 Form 10-K.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 2, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	May 15, 2020	By:	/s/ Heath Thompson
Heath Thompson
Principal Executive Officer

Date:	May 15, 2020	By:	/s/ Sachin Barot
Sachin Barot
Principal Financial Officer