Form 10-Q
period 2020-06-30
AUDIOEYE INC
filed 2020-08-13
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 11, 2020, 9,150,816 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of June 30, 2020 and December 31, 2019 and for the three-month and six-month periods ended June 30, 2020 and 2019 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month and six-month periods ended June 30, 2020 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. Certain prior period amounts have been reclassified to conform to current period classification. The Company presents its unaudited financial statements, footnotes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2020	2019
	(in thousands, except per share data)
ASSETS
Current assets:
Cash	$2,130	$1,972
Accounts receivable, net of allowance for doubtful accounts of $0 and $63, respectively	4,024	2,958
Unbilled receivables	-	160
Deferred costs, short term	184	183
Debt issuance costs, net	27	137
Prepaid expenses and other current assets	200	198
Total current assets	6,565	5,608

Property and equipment, net of accumulated depreciation of $159 and $124, respectively	141	156
Right of use assets	724	827
Deferred costs, long term	123	145
Intangible assets, net of accumulated amortization of $4,086 and $3,710, respectively	1,709	1,715
Goodwill	701	701
Total assets	$9,963	$9,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,509	$973
Finance lease liabilities	60	52
Operating lease liabilities	218	209
Warrant liability	593	120
Deferred revenue	5,078	5,372
Total current liabilities	8,458	6,726

Long term liabilities:
Finance lease liabilities	37	52
Operating lease liabilities	544	655
Deferred revenue	168	153
Term loan	1,302	-
Total liabilities	10,509	7,586

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Series A Convertible Preferred Stock, $0.00001 par value, 200 shares designated, 100 and 105 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Common stock, $0.00001 par value, 50,000 shares authorized, 9,113 and 8,877 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	52,449	51,490
Accumulated deficit	(52,997)	(49,926)
Total stockholders' (deficit) equity	(546)	1,566

Total liabilities and stockholders' (deficit) equity	$9,963	$9,152

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Revenue	$5,283	$2,436	$9,544	$4,421

Cost of revenue	1,607	1,124	2,927	2,046

Gross profit	3,676	1,312	6,617	2,375

Operating expenses:
Selling and marketing	1,705	1,345	3,523	2,658
Research and development	265	152	598	293
General and administrative	2,556	1,834	4,988	3,583
Total operating expenses	4,526	3,331	9,109	6,534

Operating loss	(850)	(2,019)	(2,492)	(4,159)

Other expenses:
Change in fair value of warrant liability	(501)	-	(473)	-
Interest expense	(56)	(1)	(106)	(2)
Total other expenses	(557)	(1)	(579)	(2)

Net loss	(1,407)	(2,020)	(3,071)	(4,161)

Dividends on Series A Convertible Preferred Stock	(12)	(13)	(26)	(26)

Net loss available to common stockholders	$(1,419)	$(2,033)	$(3,097)	$(4,187)

Net loss per common share-basic and diluted	$(0.16)	$(0.27)	$(0.35)	$(0.55)

Weighted average common shares outstanding-basic and diluted	8,937	7,646	8,907	7,629

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	(in thousands)
Balance, December 31, 2019	8,877	$1	105	$1	$51,490	$(49,926)	$1,566
Share-based compensation	-	-	-	-	256	-	256
Net loss	-	-	-	-	-	(1,664)	(1,664)
Balance, March 31, 2020	8,877	$1	105	$1	$51,746	$(51,590)	$158
Common stock issued upon conversion of preferred stock	14	-	(5)	-	-	-	-
Common stock issued in exchange for exercise of warrants and options on a cashless basis	177	-	-	-	-	-	-
Common stock issued in exchange for options exercised on a cash basis	45	-	-	-	44	-	44
Share-based compensation	-	-	-	-	659	-	659
Net loss	-	-	-	-	-	(1,407)	(1,407)
Balance, June 30, 2020	9,113	$1	100	$1	$52,449	$(52,997)	$(546)

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	(in thousands)
Balance, December 31, 2018	7,580	$1	105	$1	$48,017	$(42,144)	$5,875
Common stock issued in exchange for exercise of options and warrants	43	-	-	-	42	-	42
Share-based compensation	-	-	-	-	449	-	449
Net loss	-	-	-	-	-	(2,141)	(2,141)
Balance, March 31, 2019	7,623	$1	105	$1	$48,508	$(44,285)	$4,225
Common stock issued in exchange for exercise of options and warrants	33	-	-	-	99	-	99
Share-based compensation	-	-	-	-	275	-	275
Net loss	-	-	-	-	-	(2,020)	(2,020)
Balance, June 30, 2019	7,656	$1	105	$1	$48,882	$(46,305)	$2,579

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,071)	$(4,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	411	349
Share-based compensation expense	915	724
Amortization of deferred commissions	111	108
Amortization of debt issuance costs	110	-
Noncash operating lease expense	103	117
Change in fair value of warrant liability	473	-
Provision for accounts receivable	30	-
Changes in operating assets and liabilities:
Accounts receivable	(1,096)	(460)
Unbilled receivables	160	-
Deferred costs	(90)	(137)
Prepaid expenses and other current assets	(2)	(103)
Accounts payable and accruals	1,536	605
Operating lease liabilities	(102)	(117)
Related party payables	-	10
Deferred revenue	(279)	148
Net cash used in operating activities	(791)	(2,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(46)
Software development costs	(370)	(97)
Net cash used in investing activities	(370)	(143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	1,302	-
Proceeds from exercise of options and warrants	44	141
Repayments of finance leases	(27)	(19)
Net cash provided by financing activities	1,319	122

Net increase (decrease) in cash	158	(2,938)
Cash-beginning of period	1,972	5,742
Cash-end of period	$2,130	$2,804

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and disclosures normally contained in the audited financial statements as reported in the Company’s Annual Report on Form 10-K have been condensed or omitted in accordance with the SEC's rules and regulations for interim reporting. Certain prior period amounts have been reclassified to conform to current period classification. Reclassifications had no material effect on prior year net loss, earnings per share, or shareholders’ equity.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are presented in “Note 3 – Significant Accounting Policies” in the fiscal year 2019 Annual Report on Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes to the consolidated financial statements contained in the Annual Report on Form 10-K when reviewing interim financial results.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates and judgments, including those related to share-based compensation, capitalization of software development costs, and income taxes. Actual results may differ from these estimates.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We determine revenue recognition through the following five steps:

•	Identify the contract with the customer;

•	Identify the performance obligations in the contract;

•	Determine the transaction price;

•	Allocate the transaction price to the performance obligations in the contract; and

•	Recognize revenue when, or as, the performance obligations are satisfied.

We generate substantially all our revenue from Software as a Service (“SaaS”), which are comprised of subscription fees from customer accounts on the Managed Platform. SaaS (also referred to as “subscription”) revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Certain SaaS fees are invoiced in advanced on an annual, semi-annual, or quarterly basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when the related performance obligations have been satisfied.

Non-subscription revenue consists of PDF remediation services and is recognized upon delivery. Consideration payable under these arrangements is based on usage.

The following table presents our revenues disaggregated by sales channel:

	Six months ended June 30,
	2020	2019
	(in thousands)
Direct (Enterprise)	$5,312	$3,287
Indirect (Vertical partners)	4,200	1,134
Other	32	-
Total revenues	$9,544	$4,421

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company records accounts receivable for amounts invoiced to customers for which the Company has an unconditional right to consideration as provided under the contractual arrangement. Unbilled receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract. Our unbilled receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Unbilled receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue.

The table below compares the deferred revenue balance as of June 30, 2020 versus December 31, 2019:

	June 30,	December 31,
	2020	2019
	(in thousands)
Deferred revenue	$5,246	$5,525

As of June 30, 2020, $5,078,000 was classified as short-term deferred revenue and is expected to be recognized over the next twelve months following June 30, 2020. The remaining $168,000 is long-term deferred revenue to be recognized thereafter. In the six-month period ended June 30, 2020 we recognized $3,762,000, or 68%, in revenue from deferred revenues outstanding as of December 31, 2019.

The Company had one customer (including affiliates of such customer) which generated 16% and 17% of the Company’s revenue in each of the three and six months ended June 30, 2020, respectively, and 10% and 11% of the Company’s revenue in the three and six months ended June 30, 2019, respectively.

At June 30, 2020 and December 31, 2019, the Company had one customer representing 13% and 40%, respectively, of the outstanding accounts receivable.

Deferred Costs (Contract acquisition costs)

The Company capitalizes initial and renewal sales commission payments in the period a customer contract is obtained and customer payment is received, and amortizes deferred commission costs on a straight-line basis over the expected period of benefit, which we have deemed to be the contract term.

The table below summarizes the activity within the deferred commission costs account for the six months ended June 30, 2020:

	December 31, 2019	Commission Costs Deferred	Commission Amortized	June 30, 2020
	(in thousands)
Deferred costs, short term	$183	$112	$(111)	$184
Deferred costs, long term	145	(22)	-	123
Deferred commission costs	$328	$90	$(111)	$307

Amortization expense associated with sales commissions was included in selling and marketing expenses on the consolidated statements of operations and totaled $55,000 and $111,000, respectively, for the three- and six-month periods ended June 30, 2020, and $57,000 and $108,000, respectively, for the three- and six-month periods ended June 30, 2019. There were no impairment losses for these capitalized costs for the three and six months ended June 30, 2020 and 2019.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share-Based Compensation

The Company periodically issues options, warrants and restricted stock units (“RSUs”) as compensation for services received. The fair value of the award is measured on the grant date. The fair value amount is then recognized as expense over the requisite vesting period during which services are required to be provided in exchange for the award.

The fair value of options and warrants awards is measured on the grant date using a Black-Scholes option pricing model, which includes assumptions that are subjective and are generally derived from external (such as risk-free rate of interest) and historical (such as volatility factor, expected term, and forfeiture rates) data. Future grants of equity awards accounted for as share-based compensation could have a material impact on reported expenses depending upon the number, value, and vesting period of future awards.

The fair value of RSUs is based on the market closing price per share on the date of grant. We expense the compensation cost of these awards as the restriction period lapses, which is typically a one- to three-year service period to the Company.

In the three- and six-month periods ending June 30, 2020, we awarded 76,192 options, and 339,667 and 354,667 RSUs, respectively, to employees, officers, and consultants of the of the Company.

In the three- and six-month periods ending June 30, 2020, no warrants were issued and no stock compensation expense was incurred. As of June 30, 2020, there was no remaining unamortized stock-based compensation expense related to warrants.

The following table summarizes the stock compensation expense for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Stock Options	$36	$94	$121	$167
RSUs	623	181	794	557
Total	$659	$275	$915	$724

As of June 30, 2020, the outstanding unamortized stock compensation expense related to options and RSUs was $921,000 and $2,684,000, respectively, which will be recognized through June 2023.

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

Potentially dilutive securities excluded from the computation of basic and diluted net earnings (loss) per share for the six months ended June 30, 2020 and 2019 are as follows:

	2020	2019
	(in thousands)
Preferred stock	287	289
Options to purchase common stock	749	955
Warrants to purchase common stock	283	1,648
Restricted stock units	752	223
Total	2,071	3,115

The following table summarizes the stock options activity for the six months ended June 30, 2020:

			Weighted		Intrinsic
		Weighted	Average		Value
	Number of	Average	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2019	965,043	$3.70	3.01	759,631	$1,666,266
Granted	76,192	7.98	5.00	-	-
Exercised	(212,428)	1.72
Forfeited/Expired	(79,316)	9.35
Outstanding at June 30, 2020	749,491	$4.10	2.69	548,980	$4,429,076

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2020:

Restricted stock units issued as of December 31, 2019	428,919
Granted	354,667
Forfeited/Canceled	(31,214)
Total Restricted stock units issued at June 30, 2020	752,372
Vested at June 30, 2020	303,321
Unvested restricted stock units as of June 30, 2020	449,051

The following table summarizes the warrants activity for the six months ended June 30, 2020:

			Weighted	Intrinsic
		Weighted	Average	Value
	Number of	Average	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2019	424,708	$5.31	0.82	$189,450
Granted	-	-	-	-
Exercised	(120,000)	4.00
Forfeited/Expired	(22,188)	9.59
Outstanding at June 30, 2020	282,520	$5.53	0.54	$1,263,867

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has no assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

The table below provides information on our liabilities that are measured at fair value on a recurring basis :

		Fair Value
	Fair Value	Hierarchy
	(in thousands)
Liabilities
Warrant liability (1), June 30, 2020	$593	Level 3
Warrant liability (1), December 31, 2019	$120	Level 3

(1)	The fair value of the warrant liability was determined using the Black-Scholes pricing model (refer to Note 5 – Debt for additional information on our warrant liability). Fair value adjustments are included within change in fair value of warrant liability in the consolidated statements of operations.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

NOTE 3 — GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2020, the Company had cash and cash equivalents of $2,130,000 and a working capital deficit of $1,893,000. In addition, the Company used actual net cash in operations of $791,000 during the six-month period ended June 30, 2020. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On August 14, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with Sero Capital LLC, a stockholder who owns more than 10% of the outstanding shares of common stock of the Company. The beneficial owner of Sero Capital LLC is David Moradi, who became a director of the Company on November 8, 2019. The Loan Agreement provides the Company with an unsecured credit facility under which the Company may borrow up to the aggregate principal amount of $2,000,000. Any advances under the Loan Agreement will bear interest at a per annum rate of 10.0% (subject to increase in the event of a default), which is payable monthly and may, at the Company’s option, be paid either in cash or by the issuance of shares of the Company’s common stock. The term of the Loan Agreement extends through August 14, 2020, subject to earlier termination as provided in the Loan Agreement. No amounts have been drawn under the Loan Agreement as of June 30, 2020. In consideration of the Loan Agreement, the Company issued to Sero Capital LLC a common stock warrant to acquire up to a total of 146,667 shares of the Company’s common stock at an exercise price of $6.00 per share, which exercise price may be paid in cash or, at the election of the holder, in a cashless, or “net,” exercise transaction. The warrant expires on August 14, 2020.

On April 15, 2020, the Company entered into an agreement in the amount of $1,302,000 with Liberty Capital Bank (“Term Loan”) pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act, which is administered by the Small Business Administration (“SBA”). The Loan has been funded. Loan interest payments are deferred for six months. The loan has a maturity of two years and an interest rate of 1.0% per annum. The loan is not collateralized and is not personally guaranteed. No fees were charged in connection with the loan. The Company intends to use all proceeds from the Loan to fund payroll and pay for occupancy costs. All or a portion of the Loan may be forgiven upon application by the Company in accordance with the SBA requirements.

In April 2020, the Company filed a registration statement on Form S-3 with SEC to register the sale, in future offerings, of up to $7,000,000 in the aggregate of debt securities, common stock, preferred stock, warrants, rights or units consisting of any two or more of such securities. We intend to use the net proceeds of any offering of securities sold under the registration statement or otherwise for general corporate purposes, which may include acquisitions, repayment of debt, capital expenditures and working capital requirements.

The Company expects that cash flows from operations will continue to be negative in the near future. The company expects to become cash flow positive, under normal economic circumstances, in 2021. The Company may need to raise additional funds through debt or equity financing if its operating plan doesn’t come to fruition. If the Company is unsuccessful in raising additional financing, it will need to reduce operating costs in the future.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company has finance leases to purchase computer equipment. The amortization expense of the leased equipment is included in depreciation expense. As of June 30, 2020 and December 31, 2019, the Company’s outstanding finance lease obligations totaled $97,000 and $104,000, respectively. The effective interest rate of the finance leases is estimated at 6.0% based on the implicit rate in the lease agreements.

The following summarizes the right of use assets under finance leases included in property and equipment:

	June 30,	December 31,
	2020	2019
	(in thousands)
Computer equipment	$177	$157
Less: accumulated depreciation	(86)	(60)
	$91	$97

Operating Leases

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Since our lease arrangements do not provide an implicit rate, we use our incremental borrowing rate for the expected remaining lease term at commencement date for new leases, or as of January 1, 2019 for existing leases, in determining the present value of future lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company has operating leases for office space in Tucson, Arizona and Marietta, Georgia. The company also leases office in Scottsdale, Arizona from a company controlled by our Executive Chairman, which continues on a month-to-month basis, therefore was not measured under Topic 842.

In addition, the Company entered into membership agreements to occupy shared office space in New York and Portland, Oregon. The membership agreements do not qualify as a lease under ASC 842 as the owner has substantive substitution rights, therefore the Company recognizes expenses membership fees as incurred. In addition, the membership agreement for the New York office continues on a month-to-month basis. See Note 11 – Commitments and Contingencies for further details on our shared office arrangements.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS (continued)

The Company has made operating lease payments in the amount of $127,000 during the six months ended June 30, 2020.

The following summarizes the total lease liabilities and remaining future minimum lease payments at June 30, 2020 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total
2020	$33	$128	$161
2021	52	262	314
2022	17	257	274
2023	1	118	119
2024	-	81	81
Total minimum lease payments	103	846	949
Less: present value discount	(6)	(84)	(90)
Total lease liabilities	97	762	859
Current portion of lease liabilities	60	218	278
Long term portion of lease liabilities	$37	$544	$581

The following summarizes lease expenses for the six months ended June 30, 2020 (in thousands):

Finance lease expenses:
Depreciation expense	$26
Interest on lease liabilities	3
Total Finance lease expense	29
Operating lease expense	128
Short-term lease and related expenses	64
Total lease expenses	$221

The following table provides information about the remaining lease terms and discount rates applied as of June 30, 2020:

Weighted average remaining lease term (years)
Operating Leases	3.41
Finance Leases	1.82
Weighted average discount rate (%)
Operating Leases	6.00
Finance Leases	6.00

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

NOTE 5 — DEBT

Related party credit facility

On August 14, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with Sero Capital LLC, a stockholder who owns more than 10% of the outstanding shares of common stock of the Company. The beneficial owner of Sero Capital LLC is David Moradi, who became a director of the Company on November 8, 2019. The Loan Agreement provides the Company with an unsecured credit facility under which the Company may borrow up to the aggregate principal amount of $2,000,000. Any advances under the Loan Agreement will bear interest at a per annum rate of 10% (subject to increase in the event of a default), which is payable monthly and may, at the Company’s option, be paid either in cash or by the issuance of shares of the Company’s common stock. The term of the Loan Agreement extends through August 14, 2020, subject to earlier termination as provided in the Loan Agreement. The Company’s obligations under the Loan Agreement are subject to acceleration upon the occurrence of an event of default (as defined in the Loan Agreement). The Company may prepay its obligations under the Loan Agreement without penalty, but subject to certain limitations regarding the number, timing and dollar amounts of prepayments. The Loan Agreement provides for certain customary covenants, representations and events of default. No amounts have been drawn under the Loan Agreement as of June 30, 2020.

In consideration of the Loan Agreement, the Company issued to Sero Capital LLC a common stock warrants to acquire up to a total of 146,667 shares of the Company’s common stock at an exercise price of $6.00 per share, which exercise price may be paid in cash or, at the election of the holder, in a cashless, or “net,” exercise transaction. The warrants expire on August 14, 2020 and are classified as a liability instrument since the holder has the option to require the Company to repurchase the warrants when certain events occur that are considered outside of the control of the Company. The estimated fair value of the Sero Capital LLC warrant was $219,000 at date of issuance and included as debt issuance costs in current assets on the consolidated balance sheet. The unamortized balance of debt issuance costs was $27,000 on June 30, 2020.

Term loan

On April 15, 2020, the Company entered into a loan agreement in the amount of $1,302,000 with Liberty Capital Bank pursuant to the Paycheck Protection Program (“PPP Loan”) of the CARES Act, which is administered by the Small Business Administration (“SBA”). Loan interest payments are deferred for six months. The loan has a maturity of two years and an interest rate of 1.0% per annum. The PPP Loan is not collateralized and is not personally guaranteed. No fees were charged in connection with the loan. All or a portion of the PPP Loan may be forgiven upon application by the Company in accordance with the SBA requirements. As of June 30, 2020, outstanding principal balance totaled $1,302,000 and was classified as long term liability on the consolidated balance sheets.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

NOTE 6 — SERIES A CONVERTIBLE PREFERRED STOCK

As of June 30, 2020 and December 31, 2019, the Company had 100,000 and 105,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) outstanding, respectively, which was issued at $10 per share, paying a 5% cumulative annual dividend, and convertible into the Company’s common stock at a price of $4.385 per share. For the six months ended June 30, 2020, preferred stockholders collectively earned, but were not paid, approximately $26,000 in quarterly dividends, which is equivalent to 5,835 shares of common stock based on a conversion price of $4.385 per share. As of June 30, 2020 and December 31, 2019, cumulative and unpaid dividends were approximately $258,000 and approximately $245,000, respectively, which is equivalent to 58,949 and 55,927 shares of common stock, respectively, based on a conversion price of $4.385 per share.

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

In addition, the preferred stockholders have a liquidation preference for purposes of which the Preferred Stock would be valued at $10 per share plus accrued cumulative annual dividends. At June 30, 2020 and December 31, 2019, the liquidation preference was valued at $1,258,000 and $1,295,000, respectively. In the event of any liquidity event, holders of each share of Preferred Stock shall be entitled to be paid out of the assets of the Company legally available before any sums shall be paid to holders of common stock.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (Unaudited)

NOTE 7 — RELATED PARTY TRANSACTIONS

As discussed in Note 5 – Debt, we entered into a Loan Agreement with Sero Capital LLC, a stockholder who owns more than 10% of the outstanding shares of common stock of the Company. The beneficial owner of Sero Capital LLC is David Moradi, who became a director of the Company on November 8, 2019. The Loan Agreement extends through August 14, 2020 and provides the Company with an unsecured credit facility under which we may borrow up to the aggregate principal amount of $2,000,000. No amounts have been drawn under the Loan Agreement as of June 30, 2020.

In consideration of the Loan Agreement, we issued to Sero Capital LLC common stock warrants to acquire up to a total of 146,667 shares of the Company’s common stock at an exercise price of $6.00 per share. The warrants expire on August 14, 2020 and are included on the consolidated balance sheets at a fair value of $593,000 as of June 30, 2020. See Note- 5 – Debt for additional detail on our outstanding warrant liability.

As discussed in Note 4 – Lease Liabilities and Right of Use Assets, we lease office space from a company controlled by our Executive Chairman. For the three- and six- month periods ended June 30, 2020, rent payments for this office space totaled $17,000 and $35,000, respectively.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

In the second quarter of 2020, the Company entered into a membership agreement to occupy shared office space in Portland, Oregon. Our new shared office arrangement commenced upon taking possession of the space and ends in August 2021. Fees due under the membership agreement are based on the number of contracted seats and the use of optional office services. As of June 30, 2020, minimum fees due under the shared office arrangement totaled $49,000.

Litigation

We may become involved in various routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

NOTE 9 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after June 30, 2020 and based on our evaluation we did not identify any events that would have required recognition or disclosure in these consolidated financial statements, except for the following.

In third quarter of 2020, the Company amended its membership agreement to occupy shared office space in New York, New York. The amendment provides for additional space and establishes a new commitment term ending on July 2021. Fees due under the membership agreement are based on the number of contracted seats and the use of optional office services. Total minimum fees due under this shared office arrangement totals $94,000.

On August 11, 2020, warrants to acquire 146,667 shares of the of the Company’s common stock were exercised at $6.00 per share by Sero Capital LLC, a stockholder who owns more than 10% of the outstanding shares of common stock of the Company, and which is beneficially owned by David Moradi, a director of the Company, as discussed in Note 5 - Debt. As consideration for the warrants exercise, the company will receive $880,000 in cash.

As part of the Company’s strategic shift to build a more modern, scalable technology stack, we are building our technology center in Portland, Oregon. As a result, along with executive changes, there will be an impact on our current employees as well, mostly in the technology function. We have already started hiring personnel in Portland, and will continue to do so in the near future. The Company  expects to pay approximately $400,000 in separation costs, including severance and accrued vacation, of which approximately $70,000 has been accrued as of June 30, 2020.

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

In August 2018, the Company completed a private placement of $6,250,000 million (before expenses) growth equity financing with institutional investors to accelerate expansion efforts for the company's indirect partnership business. Further, we listed the Company's common stock on the NASDAQ Capital Market in September 2018.

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

AudioEye stands out among its competitors because it delivers machine-learning/artificial intelligence (“AI”)-driven accessibility without fundamental changes to the website architecture. Our technology publishes more than one billion remediations daily, and our solution is trusted by some of the largest and most influential companies in the world, including ADP, Tommy Hilfiger, AMI, Ferrari and more. Government agencies, both at the federal level and state and local levels, have also integrated our software in their digital platforms.

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

The COVID-19 pandemic has negatively impacted the global and local economies and workforce participation. While we observed some impact of COVID-19 on our first half of 2020 financial results, we are uncertain of the significance of its impact on our future results as clients evaluate the impact of COVID-19 on their businesses, their profitability and liquidity. We continue to evaluate ways to shore up our liquidity for uncertain economic conditions ahead.

We are not immune to the effects of a global pandemic or a related macroeconomic slowdown. The same goes for our customers, many of whom are small businesses that have been disproportionately impacted by the current economic environment. In response, we have been proactive in providing options for pricing terms and other concessions on a temporary basis to help our customers withstand the financial impacts they may be experiencing. As a result of the pandemic, some of our customers have requested shorter term contracts, asked us to accept delayed payments or to forgive payments, and have sought price reductions. These factors have adversely affected, and may continue to adversely affect our revenue and collections and may become more material in the future if economic conditions worsen.

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

Results of Operations

Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The discussion of the results of our operations compares the three and six months ended June 30, 2020 with the three and six months ended June 30, 2019. Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions.  We may not be successful in addressing these risks and difficulties.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation. While we observed some impact on our first half of 2020 financial results, the ultimate extent of the impact of the COVID-19 pandemic on our future business operations, financial performance and results of operation, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted.

Comparative for the Three Months ended June 30, 2020 and June 30, 2019

Results of Operations

	Three Months Ended
	June 30,
	2020	2019
	(in thousands, except per share data)
Revenue	$5,283	$2,436
Cost of sales	1,607	1,124
Gross profit	3,676	1,312
Operating expenses:
Selling & marketing	1,705	1,345
Research & development	265	152
General and administrative expenses	2,556	1,834
Total operating expenses	4,526	3,331
Operating loss	(850)	(2,019)

Change in fair value of warrant liability	(501)	-
Interest income (expense)	(56)	(1)
Net loss	(1,407)	(2,020)
Deemed dividend on Series A Convertible Preferred Stock	(12)	(13)
Net loss attributable to common stockholders	$(1,419)	$(2,033)
Net income per common share – basic and diluted	$(0.16)	$(0.27)
Weighted average common shares outstanding – basic and diluted	8,937	7,646

Revenue

For the three months ended June 30, 2020 and 2019, revenue was approximately $5,283,000 and $2,436,000, respectively, consisting primarily of revenues from core product sales. Revenues increased due to the execution of the Company’s business plan which includes the hiring of additional sales team members, increased penetration within its channel partnerships thus increasing the volume of reselling of the AudioEye products and services, and a continued focus on highly transactional industry verticals.

The following table presents our revenues disaggregated by sales channel:

	Three months ended June 30,
	2020	2019

	(in thousands)
Direct (Enterprise)	$2,925	$1,827
Indirect (Vertical partners)	2,338	609
Other	20	-
Total revenues	$5,283	$2,436

Cost of Revenue

For the three months ended June 30, 2020 and 2019, cost of revenue was approximately $1,607,000 and $1,124,000, respectively, and consisted primarily of employee-related costs, including payroll, benefits and stock-based compensation expense for our technology operations and customer experience teams, fees paid to our managed hosting providers and other third-party service providers, amortization of capitalized software development costs and acquired technology, and allocated overhead costs. The increase in cost of revenue was due to significant increase in direct labor headcount and related payroll and use of sub-contracting to support the increase in revenues.

In 2020, the Company amended the categorization of certain expenses to conform with changes incurred in its operations, including internal department structure changes, employee movements, intellectual property and technology related expenses, and facility expenses. For the purposes of comparability, the company reclassified prior period results to conform with our current period presentation. The reclassification resulted in a net decrease of approximately $23,000 to previously reported cost of revenue for the three months ending June 30, 2019.

Gross Profit

An increase in our revenues and increase in cost of revenue resulted in a gross profit of approximately $3,676,000 for the current period, as compared to a gross profit of approximately $1,312,000 during the three months ended June 30, 2019. Gross profit increased as a result of increased revenue and continued improvement in efficiencies as we scale, offset in part by an increase in costs for investments and support.

Selling and Marketing Expenses

Selling and marketing expenses were approximately $1,705,000 and $1,345,000 for the three months ended June 30, 2020 and 2019, respectively.  The increase resulted primarily from staff additions and related compensation costs, including increases in salary and commission expenses, as we continue expand our business.

As discussed above, in 2020 the Company amended the categorization of certain expenses to conform with changes incurred in its operations. For the purposes of comparability, certain prior period amounts have been reclassified to conform to current period classification. This reclassification resulted in a net increase of approximately $251,000 to previously reported selling and marketing expenses for the three months ending June 30, 2019.

Research and Development Expenses

Research and development expenses were approximately $265,000 and $152,000 for the three months ended June 30, 2020 and 2019, respectively. The increase was primarily as a result of an increase in our efforts on new product development and outsourced hosting and cloud computing related costs for the research and development of new technologies.

In 2020, the Company amended the categorization of certain expenses to conform with changes incurred in its operations. For the purposes of comparability, certain prior period amounts have been reclassified to conform to current period classification. This reclassification resulted in a net increase of approximately $5,000 to previously reported research and development expenses for the three months ending June 30, 2019.

General and Administrative Expenses

General and administrative expenses were approximately $2,556,000 and $1,834,000 for the three months ended June 30, 2020 and 2019, respectively. General and administrative expenses increased approximately $722,000 due primarily to higher salaries and service provider costs in the 2020 period as compared to the 2019 period. Salaries, wages, benefits and other related expenses increased to approximately $1,517,000 in the current year period compared to approximately $659,000 to the same period in 2019. Legal, consulting and other professional fees decreased from the prior year period and were approximately $599,000 in the second quarter of 2020 compared to approximately $648,000 in the prior year comparable period. Much of the overall increase in general and administrative expenses over the prior year comparable period was primarily due to increased headcount.

In 2020, the Company amended the categorization of certain expenses to conform with changes incurred in its operations. For the purposes of comparability, certain prior period amounts have been reclassified to conform to current period classification. This reclassification resulted a net decrease of approximately $233,000 to general and administrative expenses for the three months ending June 30, 2019.

Interest Expense

Interest expense for the three months ended June 30, 2020 and 2019 was approximately $56,000 and $1,000, respectively. Interest expense consists primarily of amortization of debt issuance costs from our line of credit and interest on our finance lease liabilities, and is partially offset by interest income earned on our cash balances.

Comparative for the Six Months ended June 30, 2020 and June 30, 2019

Results of Operations

	Six Months Ended
	June 30,
	2020	2019
	(in thousands, except per share data)
Revenue	$9,544	$4,421
Cost of sales	2,927	2,046
Gross profit	6,617	2,375
Operating expenses:
Selling & marketing	3,523	2,658
Research & development	598	293
General and administrative expenses	4,988	3,583
Total operating expenses	9,109	6,534
Operating loss	(2,492)	(4,159)

Change in fair value of warrant liability	(473)	-
Interest expense	(106)	(2)
Net loss	(3,071)	(4,161)
Deemed dividend on Series A Convertible Preferred Stock	(26)	(26)
Net loss attributable to common stockholders	$(3,097)	$(4,187)
Net income per common share – basic and diluted	$(0.35)	$(0.55)
Weighted average common shares outstanding – basic and diluted	8,907	7,629

Revenue

Revenues for the first half of 2020 were a record of approximately $9,544,000, representing an increase of 116% from approximately $4,421,000 in the prior year comparable period. Revenue for the second quarter of 2020 was approximately $5,283,000, an increase of 24% from approximately $4,261,000 in revenue recognized in the first quarter of 2020. The revenues for the second quarter of 2020 represent the 18th consecutive quarter of topline growth for the Company. Revenues increased due to the execution of the Company’s business plan which includes the hiring of additional sales team members, increased penetration within its channel partnerships thus increasing the volume of reselling of the AudioEye products and services, and a continued focus on highly transactional industry verticals.

The following table presents our revenues disaggregated by sales channel:

	Six months ended June 30,
	2020	2019

	(in thousands)
Direct (Enterprise)	$5,312	$3,287
Indirect (Vertical partners)	4,200	1,134
Other	32	-
Total revenues	$9,544	$4,421

Cost of Revenue

For the six months ended June 30, 2020 and 2019, cost of revenue was approximately $2,927,000 and $2,046,000, respectively, and consisted primarily of employee-related costs, including payroll, benefits and stock-based compensation expense for our technology operations and customer experience teams, fees paid to our managed hosting providers and other third-party service providers, amortization of capitalized software development costs and acquired technology, and allocated overhead costs. The increase in cost of revenue was due to significant increase in direct labor headcount and related payroll and use of sub-contracting to support the increase in revenues.

In 2020, the Company amended the categorization of certain expenses to conform with changes incurred in its operations, including internal department structure changes, employee movements, intellectual property and technology related expenses, and facility expenses. For the purposes of comparability, the company reclassified prior period results to conform with our current period presentation. The reclassification resulted in a net decrease of approximately $4,000 to previously reported cost of revenue for the six months ending June 30, 2019.

Gross Profit

An increase in our revenues and related cost of revenue resulted in a gross profit of approximately $6,617,000 for the current period, as compared to a gross profit of approximately $2,375,000 during the six months ended June 30, 2019. Gross profit increased as a result of increased revenue and continued improvement in efficiencies as we scale, offset in part by an increase in costs for investments and support.

Selling and Marketing Expenses

Selling and marketing expenses were approximately $3,523,000 and $2,658,000 for the six months ended June 30, 2020 and 2019, respectively.  The increase resulted primarily from staff additions and related compensation costs, including increases in salary and commission expenses, as we continue expand our business.

As discussed above, in 2020 the Company amended the categorization of certain expenses to conform with changes incurred in its operations. For the purposes of comparability, certain prior period amounts have been reclassified to conform to current period classification. This reclassification resulted a net increase of approximately $692,000 to previously reported selling and marketing expenses for the six months ending June 30, 2019.

Research and Development Expenses

Research and development expenses were approximately $598,000 and $293,000 for the six months ended June 30, 2020 and 2019, respectively. The increase was primarily as a result of an increase in outsourced hosting and cloud computing related costs for the research and development of new technologies.

In 2020, the Company amended the categorization of certain expenses to conform with changes incurred in its operations. For the purposes of comparability, certain prior period amounts have been reclassified to conform to current period classification. This reclassification resulted in a net decrease of approximately $69,000 to previously reported research and development expenses for the six months ending June 30, 2019.

General and Administrative Expenses

General and administrative expenses were approximately $4,998,000 and $3,583,000 for the six months ended June 30, 2020 and 2019, respectively. General and administrative expenses increased approximately $1,405,000 due primarily to higher salaries and service provider costs in the 2020 period as compared to the 2019 period. Salaries, wages, benefits and other related expenses increased to approximately $2,618,000 in the current year period compared to approximately $1,523,000 to the same period in 2019. Legal, consulting and other professional fees increased from the prior year period and were approximately $1,459,000 in the first six-month period 2020 compared to approximately $1,189,000 in the prior year comparable period. Much of the overall increase in general and administrative expenses over the prior year comparable period was primarily due to increased headcount with some of the increase due to increased legal fees related to the shelf registration statement and other matters during the first quarter of 2020.

In 2020, the Company amended the categorization of certain expenses to conform with changes incurred in its operations. For the purposes of comparability, certain prior period amounts have been reclassified to conform to current period classification. This reclassification resulted a net decrease of approximately $620,000 to general and administrative expenses for the six months ending June 30, 2019.

Interest Expense

Interest expense for the six months ended June 30, 2020 and 2019 was approximately $106,000 and $2,000, respectively. Interest expense consists primarily of amortization of debt issuance costs from our line of credit and interest on our finance lease liabilities, and is partially offset by interest income earned on our cash balances. We reclassified approximately $55,000 of deferred issuance costs from the three months ended March 31, 2020 to interest expense in order to conform to current presentation of interest expense for the six months ending June 30, 2020.

About Key Operating Metrics

To supplement our financial information presented in accordance with U.S. GAAP, we consider certain operating measures that are not prepared in accordance with U.S GAAP, including monthly recurring revenue, contract bookings and contracts in excess of revenue and deferred revenue. AudioEye has historically reviewed a number of operating metrics such as these to evaluate its business, measure performance, identify trends, formulate business plans, and make strategic decisions.

AudioEye's monthly recurring revenue (“MRR”) for a paid customer account is a determination made by assessing the terms of each paid customer account, as of the date of determination, as to the revenue we expect to generate on an average monthly basis for that paid customer account, assuming no changes to the subscription and without taking into account any usage above the subscription or recurring revenue base, if any, that may be applicable to such subscription. This includes both annual and monthly contracts. Audioeye’s MRR was about $1.6 million at the end of the second quarter, which represents an increase of 105% year-over-year.

Contract bookings for the second quarter of 2020 were approximately $4,290,000. This represents a decrease of approximately 41% from approximately $7,281,000 in the prior year comparable period, and an increase of 9% sequentially from approximately $3,928,000 in the first quarter of 2020. This year over year decrease was largely driven by a non-recurring extraordinarily large multi-year contract in the prior year comparable period. This dynamic was expected.

AudioEye’s contracts in excess of revenue and deferred revenue is the remaining bookings that have not yet been recognized as revenue or deferred revenue. This measure represents the contractually agreed amount of consideration that we expect to recognize as revenue in subsequent periods, as company fulfills its service obligations.

A summary of our contracts in excess of revenue and deferred revenue is as follows (in thousands):

Contracts in excess of revenue and deferred revenue
June 30, 2020
Contract Amount
		Revenue	Revenue Recognized	Deferred	in Excess of Deferred Revenue
	Contract	Recognized	Six Months Ended	Revenue	and
	Amount	prior to 2020	June 30, 2020	June 30, 2020	Recognized Revenue

Fixed Contracts	$46,778	$15,708	$9,544	$5,246	$16,280

As a result of the ongoing expansion of its Indirect sales channel (both Vertical partners and new channels), MRR has become the key operating metric of focus for the Company, and both the bookings and contracts in excess of revenue and deferred revenue metrics have become less useful as leading indicators of AudioEye’s business. The mix shift towards Vertical Partners and other new channels results in the creation of future revenue opportunities that are not reflected in bookings or contracts in excess of revenue and deferred revenue. This quarter illustrates the dynamic. MRR grew 105% despite contracts in excess of revenue increasing 18% and bookings falling 41%, primarily as a result of an extraordinarily large multi-year contract in the previous year.

As a result of bookings and contracts in excess of revenue and deferred revenue becoming less meaningful due to our shift towards a multiple sales channels model, the Company is going to discontinue presenting these two metrics starting in the third quarter of 2020.

Vertical Partner is a CMS provider or a company which provides a web-hosting platform for private and public entities and resells the AudioEye Managed service as an accessibility service offering to its customers. CMS providers who are focused on a specific industry vertical are referred to as Vertical Partners by AudioEye. CMS providers who are not focused on a specific vertical are referred to as Platform partners by AudioEye.

Liquidity and Capital Resources

Working Capital

As of June 30, 2020, the Company had cash of approximately $2,130,000 and working capital deficit of approximately $1,893,000. While the Company has been successful in raising capital in the past, there is no assurance that it will be successful at raising additional capital in the future. Extreme volatility of the capital markets during the COVID-19 pandemic could have an adverse impact on the Company’s ability to access the capital markets. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital.

	June 30,	December 31,
	2020	2019
	(in thousands)
Current assets	$6,565	$5,608
Current liabilities	8,458	6,726
Working capital (deficit)	$(1,893)	$(1,118)

Cash Flows

	For the Six Months Ended
	June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(791)	$(2,917)
Net cash used in investing activities	(370)	(143)
Net cash provided by financing activities	1,319	122
Net (decrease) increase in cash	$158	$(2,938)

We had cash in the amount of approximately $2,130,000 and approximately $1,972,000 as of June 30, 2020 and December 31, 2019, respectively. Cash used in operating activities resulted from increased headcount, personnel, sales and marketing costs, an increase in accounts receivable of approximately $1,066,000, an increase in deferred costs of approximately $90,000, a decrease in operating lease liabilities of approximately $102,000, and a decrease in deferred revenue of approximately $279,000, and an increase in prepaid expenses and other current assets of approximately $2,000, which was partially offset by an increase in accounts payable and accrued expenses of approximately $1,536,000, and a decrease in unbilled receivables of approximately $160,000. The Company used actual net cash in operations of approximately $791,000 during the six months ended June 30, 2020 compared to approximately $2,917,000 during the six months ended June 30, 2019.

We may raise additional capital through the sale of equity or debt securities or borrowings from financial institutions or third parties or a combination of the foregoing. Capital raised will be used to implement our business plan, grow current operations, make acquisitions and/or start new vertical businesses among some of the anticipated uses of such capital.

The Company is currently considering the potential reallocation of resources and costs to build scalable technology and increased efficiency in the future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2020 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.

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

As a result of the pandemic, some of our customers have requested shorter term contracts, asked us to accept delayed payments or to forgive payments, and have sought price reductions. These factors have adversely affected, and may continue to adversely affect our revenue and collections and may become more material in the future if economic conditions worsen. The spread of COVID-19 has caused us to modify our business practices (including with respect to employee travel, employee work locations and physical participation in meetings with customers and prospective customers. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. These changes in business practices may negatively impact our business, results of operations and financial condition.

The extent to which the COVID-19 pandemic adversely impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the measures put in place to contain the virus or treat its impact, and when, how quickly and to what extent the global economy will improve and more normal economic and business conditions can resume. In the event, even after the COVID-19 outbreak subsides, we may experience materially adverse effects to our business as a result of its global economic impact, including any economic recession or depression that has occurred or may occur in the future.

We may not receive forgiveness of all or a portion of our recently received PPP Loan.

As discussed in this report, including in Notes 3 and 5 in the footnotes to the unaudited financial statements included herein, on April 15, 2020, we entered into a note agreement in the amount of approximately $1,302,000 with Liberty Capital Bank (the “PPP Loan”) pursuant to the Paycheck Protection Program of the CARES Act, which is being administered by the Small Business Administration. The Loan has been funded. All or a portion of the Loan may be forgiven upon application by the Company in accordance with the Small Business Administration Requirements. No assurance can be provided, however, that we will elect to pursue forgiveness of all or a portion of the PPP Loan or that we will be eligible for and obtain forgiveness of all or a portion of the PPP Loan. If we elect not to pursue or are unable to qualify for or obtain forgiveness of all or a portion of the PPP Loan, our liquidity could be reduced, and our business, financial condition and results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1*	AudioEye, Inc. 2019 Equity Incentive Plan, as amended and restated on May 18, 2020

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	August 13, 2020	By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Executive Officer

Date:	August 13, 2020	By:	/s/ Sachin Barot
Sachin Barot
Principal Financial Officer