Form 10-Q
period 2020-09-30
AUDIOEYE INC
filed 2020-11-13
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 6, 2020, 10,020,128 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of September 30, 2020 and December 31, 2019 and for the three-month and nine-month periods ended September 30, 2020 and 2019 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month and nine-month periods ended September 30, 2020 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. Certain prior period amounts have been reclassified to conform to current period classification. The Company presents its unaudited financial statements, notes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2020	2019
ASSETS
Current assets:
Cash	$10,295	$1,972
Accounts receivable, net of allowance for doubtful accounts of $79 and $63, respectively	3,457	2,958
Unbilled receivables	34	160
Deferred costs, short term	179	183
Debt issuance costs, net	-	137
Prepaid expenses and other current assets	219	198
Total current assets	14,184	5,608

Property and equipment, net of accumulated depreciation of $179 and $124, respectively	121	156
Right of use assets	671	827
Deferred costs, long term	102	145
Intangible assets, net of accumulated amortization of $4,294 and $3,710, respectively	1,931	1,715
Goodwill	701	701
Total assets	$17,710	$9,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,588	$973
Finance lease liabilities	57	52
Operating lease liabilities	223	209
Warrant liability	-	120
Deferred revenue	5,587	5,372
Total current liabilities	7,455	6,726

Long term liabilities:
Finance lease liabilities	23	52
Operating lease liabilities	486	655
Deferred revenue	110	153
Term loan	1,302	-
Total liabilities	9,376	7,586

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Series A Convertible Preferred Stock, $0.00001 par value, 200 shares designated, 100 and 105 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Common stock, $0.00001 par value, 50,000 shares authorized, 9,921 and 8,877 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	62,409	51,490
Accumulated deficit	(54,077)	(49,926)
Total stockholders' equity	8,334	1,566

Total liabilities and stockholders' equity	$17,710	$9,152

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$5,341	$2,776	$14,885	$7,198

Cost of revenue	1,551	1,147	4,478	3,193

Gross profit	3,790	1,629	10,407	4,005

Operating expenses:
Selling and marketing	2,028	1,598	5,551	4,257
Research and development	203	149	801	442
General and administrative	3,197	2,040	8,185	5,624
Total operating expenses	5,428	3,787	14,537	10,323

Operating loss	(1,638)	(2,158)	(4,130)	(6,318)

Other income (expense):
Change in fair value of warrant liability	593	-	120	-
Interest expense	(35)	(37)	(141)	(39)
Total other income (expense)	558	(37)	(21)	(39)

Net loss	(1,080)	(2,195)	(4,151)	(6,357)

Dividends on Series A Convertible Preferred Stock	(13)	(13)	(39)	(39)

Net loss available to common stockholders	$(1,093)	$(2,208)	$(4,190)	$(6,396)

Net loss per common share-basic and diluted	$(0.12)	$(0.27)	$(0.46)	$(0.81)

Weighted average common shares outstanding-basic and diluted	9,385	8,279	9,067	7,848

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(unaudited)

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	8,877	$1	105	$1	$51,490	$(49,926)	$1,566
Share-based compensation	-	-	-	-	256	-	256
Net loss	-	-	-	-	-	(1,664)	(1,664)
Balance, March 31, 2020	8,877	$1	105	$1	$51,746	$(51,590)	$158
Common stock issued upon conversion of preferred stock	14	-	(5)	-	-	-	-
Common stock issued upon exercise of warrants and options on a cashless basis	177	-	-	-	-	-	-
Common stock issued upon exercise of options on a cash basis	45	-	-	-	44	-	44
Share-based compensation	-	-	-	-	659	-	659
Net loss	-	-	-	-	-	(1,407)	(1,407)
Balance, June 30, 2020	9,113	$1	100	$1	$52,449	$(52,997)	$(546)
Issuance of common stock for cash, net of transaction expenses	473	-	-	-	7,824	-	7,824
Common stock issued upon exercise of warrants and options on a cashless basis	21	-	-	-	-	-	-
Common stock issued upon exercise of warrants and options on a cash basis	225	-	-	-	1,047	-	1,047
Common stock issued upon settlement of restricted stock units	89	-	-	-	-	-	-
Share-based compensation	-	-	-	-	1,089	-	1,089
Net loss	-	-	-	-	-	(1,080)	(1,080)
Balance, September 30, 2020	9,921	$1	100	$1	$62,409	$(54,077)	$8,334

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	7,580	$1	105	$1	$48,017	$(42,144)	$5,875
Common stock issued in exchange for exercise of options and warrants	43	-	-	-	42	-	42
Share-based compensation	-	-	-	-	449	-	449
Net loss	-	-	-	-	-	(2,141)	(2,141)
Balance, March 31, 2019	7,623	$1	105	$1	$48,508	$(44,285)	$4,225
Common stock issued upon exercise of warrants and options	33	-	-	-	99	-	99
Share-based compensation	-	-	-	-	275	-	275
Net loss	-	-	-	-	-	(2,020)	(2,020)
Balance, June 30, 2019	7,656	$1	105	$1	$48,882	$(46,305)	$2,579
Common stock issued upon exercise of warrants and options	1,221	-	-	-	2,115	-	2,115
Warrants issued in connection with line of credit	-	-	-	-	219	-	219
Share-based compensation	-	-	-	-	273	-	273
Net loss	-	-	-	-	-	(2,195)	(2,195)
Balance, September 30, 2019	8,877	$1	105	$1	$51,489	$(48,500)	$2,991

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,151)	$(6,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	639	534
Share-based compensation expense	2,004	997
Amortization of deferred commissions	162	175
Amortization of debt issuance costs	137	37
Amortization of right of use assets	156	164
Change in fair value of warrant liability	(120)	-
Provision for accounts receivable	109	-
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(482)	(1,190)
Prepaid expenses and other assets	(136)	(393)
Accounts payable and accruals	615	576
Operating lease liability	(155)	(138)
Related party payables	-	(10)
Deferred revenue	172	1,283
Net cash used in operating activities	(1,050)	(4,322)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(46)
Software development costs	(659)	(137)
Patent costs	(141)	-
Net cash used in investing activities	(800)	(183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering, net of transaction costs	7,824	-
Proceeds from term loan	1,302	-
Proceeds from exercise of options and warrants	1,091	2,256
Repayments of finance leases	(44)	(29)
Net cash provided by financing activities	10,173	2,227

Net increase (decrease) in cash	8,323	(2,278)
Cash-beginning of period	1,972	5,742
Cash-end of period	$10,295	$3,464

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of AudioEye, Inc. (“we”, “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”), as filed with the SEC on March 30, 2020.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are presented in “Note 3 – Significant Accounting Policies” in the 2019 Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes to the consolidated financial statements contained in the 2019 Form 10-K when reviewing interim financial results.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to share-based compensation, capitalization of software development costs, and income taxes. Actual results may differ from these estimates.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We generate substantially all our revenue from Software as a Service (“SaaS”), which are comprised of fixed subscription fees from customer accounts on the Managed Platform. SaaS (also referred to as “subscription”) revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Certain SaaS fees are invoiced in advance on an annual, semi-annual, or quarterly basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when the related performance obligations have been satisfied.

Non-subscription revenue consists of PDF remediation services and is recognized upon delivery. Consideration payable under these arrangements is based on usage.

The following table presents our revenues disaggregated by sales channel:

	Nine months ended September 30,
(in thousands)	2020	2019
Direct (Enterprise)	$8,104	$5,135
Indirect (Vertical partners)	6,698	2,063
Other	83	-
Total revenues	$14,885	$7,198

The Company records accounts receivable for amounts invoiced to customers for which the Company has an unconditional right to consideration as provided under the contractual arrangement. Unbilled receivables include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenue includes payments received in advance of performance under the contract. Our unbilled receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Unbilled receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue.

The table below summarizes our deferred revenue as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Deferred revenue - current	$5,587	$5,372
Deferred revenue - noncurrent	110	153
Total deferred revenue	$5,697	$5,525

In the nine-month period ended September 30, 2020 we recognized $4,724,000, or 85%, in revenue from deferred revenue outstanding as of December 31, 2019.

In the three months ended September 30, 2020, two customers (including affiliates of such customers) accounted for 15% and 11%, respectively, of our total revenue. In the nine months ended September 30, 2020 one customer accounted for 16% of our total revenue. In the three and nine months ended September 30, 2019, one customer accounted for 9% and 10% of our total revenue, respectively.

Two customers represented 14% and 11%, respectively, of total accounts receivable as of September 30, 2020. At December 31, 2019, one customer represented 40% of the outstanding accounts receivable.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Costs (Contract acquisition costs)

The Company capitalizes initial and renewal sales commission payments in the period a customer contract is obtained and customer payment is received, and amortizes deferred commission costs on a straight-line basis over the expected period of benefit, which we have deemed to be the contract term. As a practical expedient, we expense sales commissions as incurred when the amortization period of related deferred commission costs would have been less than one year.

The table below summarizes the deferred commission costs as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Deferred costs - current	$179	$183
Deferred costs - noncurrent	102	145
Total deferred costs	$281	$328

Amortization expense associated with sales commissions was included in selling and marketing expenses on the consolidated statements of operations and totaled $51,000 and $162,000 for the three- and nine-month periods ended September 30, 2020, respectively, and $67,000 and $175,000 for the three- and nine-month periods ended September 30, 2019, respectively. There were no impairment losses for these capitalized costs for the three and nine months ended September 30, 2020 and 2019.

Share-Based Compensation

The Company periodically issues options, warrants and restricted stock units (“RSUs”) as compensation for services received. The fair value of the award is measured on the grant date. The fair value amount is then recognized as expense over the requisite vesting period during which services are required to be provided in exchange for the award.

The fair value of options and warrants awards is measured on the grant date using a Black-Scholes option pricing model, which includes assumptions that are subjective and are generally derived from external data (such as risk-free rate of interest) and historical data (such as volatility factor, expected term, and forfeiture rates). Future grants of equity awards accounted for as share-based compensation could have a material impact on reported expenses depending upon the number, value, and vesting period of future awards.

We estimate the fair value of restricted stock unit awards with time- or performance-based vesting using the value of our common stock on the date of grant. We estimate the fair value of market-based restricted stock units using a Monte Carlo simulation model on the date of grant.

We expense the compensation cost associated with time-based options, warrants and RSUs as the restriction period lapses, which is typically a one- to three-year service period with the Company. Compensation expense related to performance-based options and RSUs is recognized on a straight-line basis over the requisite service period, provided that it is probable that performance conditions will be achieved, with probability assessed on a quarterly basis and any changes in expectations recognized as an adjustment to earnings in the period of the change. Compensation cost is not recognized for service- and performance-based awards that do not vest because service or performance conditions are not satisfied and any previously recognized compensation cost is reversed. Compensation costs related to awards with market conditions are recognized on a straight-line basis over the requisite service period regardless of whether the market condition is satisfied, and is not reversed provided that the requisite service period derived from the Monte-Carlo simulation has been completed. If vesting occurs prior to the end of the requisite service period, expense is accelerated and fully recognized through the vesting date.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In the three- and nine-month periods ended September 30, 2020, we awarded 89,900 and 181,092 options, respectively, and 305,145 and 659,821 RSUs, respectively, to employees, officers, and consultants of the Company, which included a grant to our Interim Chief Executive Officer of 260,000 RSUs with performance-based and market-based conditions in the third quarter of 2020.

The performance condition for 105,000 of the RSUs in the CEO award is based on the achievement of Monthly Recurring Revenue (“MRR”) targets. The Company did not record any stock-based compensation expense related to these performance-based RSUs in the three months ended September 30, 2020 as the achievement of performance targets during the requisite period was not deemed probable. The Company will continue to evaluate the probability of achieving the performance conditions in future periods and record the appropriate expense if necessary. The market condition for the remaining 155,000 RSUs in the award is based on the Company’s stock price targets. The Company used a Monte Carlo simulation to determine the grant-date fair value for the market-based RSUs. The weighted-average assumptions used in the Monte-Carlo simulation were as follows: 5-year historical volatility of 136.52%, 5-year risk-free rate of 0.26%, and a performance period of 5 years. The Company recorded $464,000 in stock-based compensation expense related to these market-based RSUs in the three months ended September 30, 2020.

In the three- and nine-month periods ended September 30, 2020, no warrants were issued and no stock-based compensation expense related to warrants was incurred. As of September 30, 2020, there was no remaining unamortized stock-based compensation expense related to warrants.

The following table summarizes the stock-based compensation expense recorded for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Stock Options	$79	$71	$200	$237
RSUs	1,010	202	1,804	760
Total	$1,089	$273	$2,004	$997

As of September 30, 2020, the outstanding unrecognized stock-based compensation expense related to options and RSUs was $1,352,000 and $6,058,000, respectively, which may be recognized through June 2025, subject to achievement of service, performance, and market conditions.

Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted EPS is calculated based on the net income (loss) available to common stockholders and the weighted average number of shares of common stock outstanding during the period, adjusted for the effects of all potential dilutive common stock issuances related to options, warrants, restricted stock units and convertible preferred stock. The dilutive effect of our share-based awards and warrants is computed using the treasury stock method, which assumes all share-based awards and warrants are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (i.e., the difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. The dilutive effect of our convertible preferred stock is computed using the if-converted method, which assumes conversion at the beginning of the year. However, when a net loss exists, no potential common stock equivalents are included in the computation of the diluted per-share amount because the computation would result in an anti-dilutive per-share amount.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share for the nine months ended September 30, 2020 and 2019 were as follows:

(in thousands)	2020	2019
Preferred stock	290	293
Options	683	904
Warrants	85	537
Restricted stock units	846	381
Total	1,904	2,115

The following table summarizes the stock option activity for the nine months ended September 30, 2020:

			Weighted		Intrinsic
		Weighted	Average		Value
	Number of	Average	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2019	965,043	$3.70	3.01	759,631	$1,666,266
Granted	181,092	10.60	5.00
Exercised	(315,630)	2.12
Forfeited/Expired	(147,091)	8.02
Outstanding at September 30, 2020	683,414	$5.33	2.48	444,329	$6,323,007

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2020:

Restricted stock units outstanding as of December 31, 2019	428,919
Granted	659,821
Settled	(88,799)
Forfeited/Canceled	(154,080)
Total restricted stock units outstanding at September 30, 2020	845,861
Vested at September 30, 2020	268,174
Unvested restricted stock units as of September 30, 2020	577,687

The following table summarizes the warrant activity for the nine months ended September 30, 2020:

			Weighted	Intrinsic
		Weighted	Average	Value
	Number of	Average	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2019	424,708	$5.31	0.82	$189,450
Granted	-	-
Exercised	(317,467)	4.76
Forfeited/Expired	(22,188)	9.59
Outstanding at September 30, 2020	85,053	$6.25	1.19	$708,917

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors. The Company uses judgment in determining the fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

The Company had no assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

		Fair Value
(in thousands)	Fair Value	Hierarchy
Liabilities
Warrant liability (1), September 30, 2020	$-	Level 3
Warrant liability (1), December 31, 2019	$120	Level 3

(1)	The fair value of the warrant liability was determined using the Black-Scholes pricing model (refer to Note 5 – Debt for additional information on our warrant liability). Fair value adjustments are included within change in fair value of warrant liability in the consolidated statements of operations. In the third quarter of 2020, the warrant liability was extinguished upon full exercise of these warrants, which were issued in connection with our credit facility (see Note 5 – Debt), and we recognized a gain of $593,000 and $120,000 for the three and nine months ended September 30, 2020, respectively, related to the extinguishment of the liability.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 3 — CAPITAL RAISE AND LIQUIDITY

In the third quarter of 2020, we completed a public offering of common stock, whereby we issued 473,239 shares of our common stock at $17.75 per share, and raised a total of $7,824,000, net of underwriting discounts and commissions and other costs associated with the offering.

As of September 30, 2020, cash and working capital totaled $10,295,000 and $6,729,000, respectively. For the nine months ended September 30, 2020, cash used in operating activities totaled $1,050,000.

We have incurred net losses since inception. Our independent registered public accounting firm expressed in its report on our financial statements for the years ended December 31, 2019 and 2018 that there was substantial doubt about our ability to continue as a going concern. Following the capital raise during the third quarter of 2020, which contributed to the improvement in our cash and working capital positions as of September 30, 2020, we believe that the substantial doubt about our ability to continue as a going concern has been alleviated and that we have sufficient liquidity to continue as a going concern through the next twelve months.

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company has finance leases to purchase computer equipment. The amortization expense of the leased equipment is included in depreciation expense. As of September 30, 2020 and December 31, 2019, the Company’s outstanding finance lease obligations totaled $80,000 and $104,000, respectively. The effective interest rate of the finance leases is estimated at 6.0% based on the implicit rate in the lease agreements.

The following summarizes the assets acquired under finance leases, included in property and equipment:

(in thousands)	September 30, 2020	December 31, 2019
Computer equipment	$177	$157
Less: accumulated depreciation	(101)	(60)
Assets acquired under finance leases, net	$76	$97

Operating Leases

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Since our lease arrangements do not provide an implicit rate, we use our estimated incremental borrowing rate for the expected remaining lease term at commencement date for new leases, or as of January 1, 2019 for existing leases, in determining the present value of future lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company has operating leases for office space in Tucson, Arizona and Marietta, Georgia. The company also leases office space in Scottsdale, Arizona from a company controlled by our Executive Chairman, which continues on a month-to-month basis, therefore was not measured under Topic 842.

In addition, the Company entered into membership agreements to occupy shared office space in New York and Portland, Oregon. The membership agreements do not qualify as a lease under ASC 842 as the owner has substantive substitution rights, therefore the Company expenses membership fees as they are incurred. See Note 8 – Commitments and Contingencies for further details on our shared office arrangements.

The Company made operating lease payments in the amount of $191,000 during the nine months ended September 30, 2020.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS (continued)

The following summarizes the total lease liabilities and remaining future minimum lease payments at September 30, 2020 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total
2020 (3 months remaining)	$16	$64	$80
2021	52	262	314
2022	17	257	274
2023	1	118	119
2024	-	81	81
Total minimum lease payments	86	782	868
Less: present value discount	(6)	(73)	(79)
Total lease liabilities	80	709	789
Current portion of lease liabilities	57	223	280
Long term portion of lease liabilities	$23	$486	$509

The following summarizes expenses associated with our finance and operating leases for the nine months ended September 30, 2020 (in thousands):

Finance lease expenses:
Depreciation expense	$41
Interest on lease liabilities	5
Total Finance lease expense	46
Operating lease expense	192
Short-term lease and related expenses	103
Total lease expenses	$341

The following table provides information about the remaining lease terms and discount rates applied as of September 30, 2020:

Weighted average remaining lease term (years)
Operating Leases	3.18
Finance Leases	1.59
Weighted average discount rate (%)
Operating Leases	6.00
Finance Leases	6.00

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 5 — DEBT

Related party credit facility

On August 14, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with Sero Capital LLC (“Sero Capital”), a stockholder who owns more than 10% of the outstanding shares of common stock of the Company. The beneficial owner of Sero Capital is David Moradi, who became a director of the Company on November 8, 2019 and was appointed the Company’s Interim Chief Executive Officer and Chief Strategy Officer on August 13, 2020. The Loan Agreement provided the Company with an unsecured credit facility under which the Company may borrow up to the aggregate principal amount of $2,000,000. Any advances under the Loan Agreement would bear interest at a per annum rate of 10% (subject to increase in the event of a default). The term of the Loan Agreement extended through August 14, 2020 and provided for certain customary covenants, representations and events of default. No amounts had been drawn under the credit facility through its expiration on August 14, 2020.

In consideration of the Loan Agreement, the Company issued to Sero Capital common stock warrants to acquire up to a total of 146,667 shares of the Company’s common stock at an exercise price of $6.00 per share, which were classified as a liability instrument since the holder had the option to require the Company to repurchase the warrants when certain events occurred that were considered outside of the control of the Company. In the third quarter of 2020, the Company received $880,000 in cash in connection with Sero Capital’s full exercise of these warrants. The estimated fair value of the warrants held by Sero Capital was $219,000 at the date of issuance and included in debt issuance costs on the consolidated balance sheet. Debt issuance cost was amortized as interest expense on a straight-line basis over the term of the associated credit facility. As of September 30, 2020, the unamortized balance of debt issuance costs was zero.

Term loan

On April 15, 2020, the Company entered into a loan agreement in the amount of $1,302,000 with Liberty Capital Bank (“Lender”) pursuant to the Paycheck Protection Program (“PPP Loan”) of the CARES Act, which is administered by the Small Business Administration (“SBA”). Pursuant to the terms of the PPP Loan, interest payments are deferred until the date on which the SBA either remits to the Lender the amount of the PPP Loan that will be forgiven by the SBA or notifies the Lender that the PPP Loan or a portion thereof will not be forgiven. The loan has a maturity of two years and an interest rate of 1.0% per annum. The PPP Loan is not collateralized and is not personally guaranteed. No fees were charged in connection with the loan. All or a portion of the PPP Loan may be forgiven upon application by the Company in accordance with the SBA requirements. As of September 30, 2020, the outstanding principal balance of the PPP Loan totaled $1,302,000 and accrued interest totaled $6,000.

NOTE 6 — SERIES A CONVERTIBLE PREFERRED STOCK

As of September 30, 2020 and December 31, 2019, the Company had 100,000 and 105,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) outstanding, respectively, which Preferred Stock was issued at $10 per share, accrues 5% in a cumulative annual dividend, and is convertible into the Company’s common stock at a price of $4.385 per share. For the nine months ended September 30, 2020, preferred stockholders collectively earned, but were not paid, approximately $38,000 in quarterly dividends, which is equivalent to 8,709 shares of common stock based on a conversion price of $4.385 per share. As of September 30, 2020 and December 31, 2019, cumulative and unpaid dividends were approximately $271,000 and approximately $245,000, respectively, which is equivalent to 61,823 and 55,927 shares of common stock, respectively, based on a conversion price of $4.385 per share.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

On any matter presented to the stockholders of the Company for vote, holders of Preferred Stock are entitled to cast the number of votes equal to the number of shares of common stock into which their shares of Preferred Stock are convertible as of the record date to vote on such matter. As long as any shares of Preferred Stock are outstanding, the Company has certain restrictions on share repurchases and amendments to the Certificate of Incorporation in a manner that adversely affects any rights of the holders of Preferred Stock.

In addition, the holders of Preferred Stock have a liquidation preference for purposes of which the Preferred Stock would be valued at $10 per share plus accrued cumulative annual dividends. At September 30, 2020 and December 31, 2019, the liquidation preference was valued at $1,271,000 and $1,295,000, respectively. In the event of any liquidity event, holders of Preferred Stock shall be entitled to be paid their liquidation preference out of the assets of the Company legally available before any sums shall be paid to holders of common stock.

NOTE 7 — RELATED PARTY TRANSACTIONS

As discussed in Note 5 – Debt, we entered into a Loan Agreement with Sero Capital, a stockholder who owns more than 10% of the outstanding shares of common stock of the Company. The beneficial owner of Sero Capital is David Moradi, who became a director of the Company on November 8, 2019 and was appointed the Company’s Interim Chief Executive Officer and Chief Strategy Officer on August 13, 2020. The Loan Agreement extended through August 14, 2020 and provided the Company with an unsecured credit facility under which we could borrow up to the aggregate principal amount of $2,000,000. No amounts had been drawn under the credit facility though its expiration on August 14, 2020.

In consideration for the Loan Agreement, we issued to Sero Capital common stock warrants to acquire up to a total of 146,667 shares of the Company’s common stock at an exercise price of $6.00 per share. The warrants were fully exercised in August 2020 and the warrant liability was extinguished. See Note- 5 – Debt for additional detail on our warrant liability.

As discussed in Note 4 – Lease Liabilities and Right of Use Assets, we lease office space from a company controlled by our Executive Chairman. For the three- and nine- month periods ended September 30, 2020, rent payments for this office space totaled $17,000 and $52,000, respectively.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

In the second quarter of 2020, the Company entered into a membership agreement to occupy shared office space in Portland, Oregon. Our new shared office arrangement commenced upon taking possession of the space and ends in August 2021. Fees due under the membership agreement are based on the number of contracted seats and the use of optional office services. As of September 30, 2020, minimum fees due under this shared office arrangement totaled $41,000.

The Company also amended its original membership agreement to occupy shared office space in New York, NY through July 2021. As of September 30, 2020, minimum fees due under this shared office arrangement totaled $81,000.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 9 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after September 30, 2020 and based on our evaluation we did not identify any events that would have required recognition or disclosure in these consolidated financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are “forward-looking statements” as that term is defined under the federal securities laws. These statements are often, but not always, made through the use of words or phrases such as “believe”, “anticipate”, “should”, “intend”, “plan”, “will”, “expects”, “estimates”, “projects”, “positioned”, “strategy”, “outlook” and similar words. You should read the statements that contain these types of words carefully. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. There may be events in the future that we are not able to predict accurately or over which we have no control. Potential risks and uncertainties include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2019 and elsewhere in this Report, especially under the headings "Risk Factors," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements are made only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we do not intend, and we do not undertake any obligation, to revise or update any of the forward-looking statements to match actual results. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission, which aim to inform interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Overview

AudioEye is an industry-leading software solution provider delivering website accessibility compliance at all price points to businesses of all sizes. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. We believe that, when implemented, our solution offers businesses and organizations the opportunity to reach more customers, improve brand image, build additional brand loyalty, and, most importantly, provide an accessible and usable web experience to the expansive and ever-growing global population of individuals with disabilities. AudioEye provides an always-on testing, remediation, and monitoring solution that continually improves conformance with the Web Content Accessibility Guidelines (“WCAG”), helping businesses and organizations comply with WCAG standards as well as applicable U.S., Canadian, Australian, and United Kingdom accessibility laws.

AudioEye stands out among its competitors because it delivers machine-learning/artificial intelligence (“AI”)-driven accessibility without fundamental changes to the website architecture. Our technology publishes more than one billion remediations daily, and our solution is trusted by some of the largest and most influential companies in the world, including ADP, Tommy Hilfiger, AMI, Samsung, Darden, Landry's and more. Government agencies, both at the federal level and state and local levels, have also integrated our software in their digital platforms, including the Federal Communications Commission and the Social Security Administration.

AudioEye primarily generates revenue through the sale of subscriptions for our software-as-a-service (“SaaS”) accessibility solution plans. All plans are backed by the power of AudioEye’s machine-learning/AI-driven technology that finds and fixes the most common accessibility errors. Managed and Enterprise also come with the AudioEye Trusted Certification, our attestation of a site owner’s commitment to digital inclusion as defined by WCAG success criteria, which mitigates a customer’s risk of a costly digital accessibility-related legal action. AudioEye also provides Mobile App and PDF remediation services.

AudioEye customers may purchase tiered plans directly through the AudioEye marketplace, in a platform partner marketplace, through a vertical Content Management System (“CMS”) authorized reseller, or by working directly with the AudioEye sales team:

•	The AudioEye marketplace offers plans ideal for customers in any industry and platform;

•	Certain platforms, such as Duda, natively integrate our plans into their marketplace, enabling web creators to immediately build legally compliant, fully accessible websites;

•	Vertical CMS authorized resellers provide a website-hosting platform for their end-user customers, selling AudioEye accessibility solutions; and

•	Organizations with non-platform custom websites seeking a fully managed solution engage directly with AudioEye sales personnel for custom pricing and solutions.

Recent Developments – Impact of COVID 19 to our Business

The COVID-19 pandemic has negatively impacted the global and local economies and workforce participation. While we observed some impact of COVID-19 on our financial results for the nine months ended September 30, 2020, we are uncertain of the significance of its impact on our future results as our customers continue to evaluate the impact of COVID-19 on their businesses, including their demand for our products and services, their profitability and their liquidity. We continue to evaluate ways to ensure that we are better prepared for uncertain economic conditions ahead.

We are not immune to the effects of a global pandemic or a related macroeconomic slowdown. The same goes for our customers, many of whom are small businesses that have been disproportionately impacted by the current economic environment. In response, we have been proactive in providing options for pricing terms and other concessions on a temporary basis to help our customers withstand the financial impacts they may be experiencing. As a result of the pandemic, some of our customers have requested shorter term contracts, asked us to accept delayed payments or to forgive payments, and have sought price reductions. In addition, there has been some impact to our renewals as a few customers have shut down or have filed for bankruptcy. These factors have adversely affected, and may continue to adversely affect, our revenue and collections and may become more material in the future if economic conditions worsen.

We expect some of our COVID-19 related programs to continue for some time, which could further impact our financial and operating performance. We anticipate our revenues and collections to be affected in the near term as we expect our account receivables to continue to age. We will continue to monitor our business, evaluate the value of our assets and assess them for any impairment.

The ultimate extent of the impact of the COVID-19 pandemic on our business operations, financial performance and results of operation, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain and beyond our control. It is not clear how and to what extent any potential alterations or modifications to our business operations may affect our customers, teammates, and prospects, or our financial results for the remainder of 2020 and beyond.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See “Risk Factors” in Part II, Item 1A of this report for additional risks we face due to the COVID-19 pandemic.

The AudioEye Solution

AudioEye uses proprietary technology and development tools to offer web accessibility solutions that offer significant savings in time and money relative to traditional solutions. Our compliance solutions focus on rapid remediation of the most important accessibility issues, followed by in-depth analysis identifying and addressing a more comprehensive compliance program. Our technology and platform were built to not only provide users with a cloud-based assistive toolset that gets embedded in and is made available to users within our customers’ websites, but to also improve the code in a way that optimizes the experience for users of existing third-party assistive technologies, such as screen readers.

Intellectual Property

Our intellectual property is primarily comprised of trade secrets, trademarks, issued, published and pending patent applications, copyrights and technological innovation. We have a patent portfolio comprised of ten issued patents in the United States. We also have nine pending US patent applications and one international patent application filed via the Patent Cooperation Treaty (“PCT”) and one patent application pending in the European Patent Office.

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

Results of Operations

Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three and nine months ended September 30, 2020 with the three and nine months ended September 30, 2019. Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period.

In 2020, the Company amended the categorization of certain expenses to conform to changes incurred in its operations, including internal department structure changes, employee movements, intellectual property and technology related expenses, and facility expenses. For the purposes of comparability, the company reclassified prior period results to conform with our current period presentation.

Revenue

The following tables present our revenues disaggregated by sales channel:

	Three months ended September 30,
(in thousands)	2020	2019	Change	% Change
Direct (Enterprise)	$2,792	$1,847	$945	51%
Indirect (Vertical partners)	2,498	929	1,569	169%
Other	51	-	51	100%
Total revenues	$5,341	$2,776	$2,565	92%

	Nine months ended September 30,
(in thousands)	2020	2019	Change	% Change
Direct (Enterprise)	$8,104	$5,135	$2,969	58%
Indirect (Vertical partners)	6,698	2,063	4,635	225%
Other	83	-	83	100%
Total revenues	$14,885	$7,198	$7,687	107%

A vertical partner is a CMS provider or a company which provides a web-hosting platform for private and public entities and resells our managed service as an accessibility offering to its customers. CMS providers who are focused on a specific industry vertical are referred to as vertical partners. CMS providers who are not focused on a specific vertical are referred to as platform partners.

For the three and nine months ended September 30, 2020, revenue increased by 92% and 107%, respectively, over the prior year comparable periods. We experienced revenue growth in all of our sales channels. The increase in enterprise revenue was due to the execution of the Company’s business plan and the benefit from increased contribution by our PDF remediation services business. The increase in vertical partners revenue was a result of our continued focus on highly transactional industry verticals to achieve higher penetration within our channel partnerships. Revenue from other sales channels includes customers acquired through our marketplace, as well as agencies and platform partners.

Cost of Sales and Gross Profit

	Three months ended September 30,
(in thousands)	2020	2019	Change	% Change
Revenue	$5,341	$2,776	$2,565	92%
Cost of sales	1,551	1,147	404	35%
Gross profit	$3,790	$1,629	$2,161	133%

	Nine months ended September 30,
(in thousands)	2020	2019	Change	% Change
Revenue	$14,885	$7,198	$7,687	107%
Cost of sales	4,478	3,193	1,285	40%
Gross profit	$10,407	$4,005	$6,402	160%

Cost of sales consists primarily of compensation and related benefits costs for our technology operations and customer experience teams, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and acquired technology, and allocated overhead costs.

For the three and nine months ended September 30, 2020, cost of sales increased by 35% and 40%, respectively, over the prior year comparable periods. The increase in cost of sales was primarily due to additions to our employee and contractor headcount to support the increase in revenue and delivery of our services.

For the three and nine months ended September 30, 2020, gross profit increased by 133% and 160%, respectively, over the prior year comparable periods. The increase in gross profit was a result of increased revenue and continued improvement in efficiencies as we scale, offset in part by higher costs for investments to support the revenue growth.

Selling and Marketing Expenses

	Three months ended September 30,
(in thousands)	2020	2019	Change	% Change
Selling and marketing	$2,028	$1,598	$430	27%

	Nine months ended September 30,
(in thousands)	2020	2019	Change	% Change
Selling and marketing	$5,551	$4,257	$1,294	30%

For the three and nine months ended September 30, 2020, selling and marketing expenses increased by 27% and 30%, respectively, over the prior year comparable periods. The increase in sales and marketing expenses resulted primarily from an increase in personnel and commission costs, as well as higher digital marketing, lead generation and media spend as we continued to expand our business.

Research and Development Expenses

	Three months ended September 30,
(in thousands)	2020	2019	Change	% Change
Research and development	$203	$149	$54	36%

	Nine months ended September 30,
(in thousands)	2020	2019	Change	% Change
Research and development	$801	$442	$359	81%

For the three and nine months ended September 30, 2020, research and development expenses increased by 36% and 81%, respectively, over the prior year comparable periods. The increase in research and development expenses was primarily as a result of increased investments in new product development, as well as in outsourced hosting and cloud computing costs for the research and development of new technologies.

General and Administrative Expenses

	Three months ended September 30,
(in thousands)	2020	2019	Change	% Change
General and administrative	$3,197	$2,040	$1,157	57%

	Nine months ended September 30,
(in thousands)	2020	2019	Change	% Change
General and administrative	$8,185	$5,624	$2,561	46%

For the three and nine months ended September 30, 2020, general and administrative expenses increased by 57% and 46%, respectively, over the prior year comparable periods. The increase in general and administrative expenses was due primarily to higher compensation cost, including stock-based compensation expense, which was mostly a result of increased headcount to support the Company’s growth. In addition, in the third quarter of 2020, we incurred $360,000 in severance expense associated with our strategic decision to move our technology center from Atlanta, Georgia, to Portland, Oregon.

Change in fair value of warrant liability

	Three months ended September 30,
(in thousands)	2020	2019	Change	% Change
Change in fair value of warrant liability	$593	$-	$593	100%

	Nine months ended September 30,
(in thousands)	2020	2019	Change	% Change
Change in fair value of warrant liability	$120	$-	$120	100%

Change in fair value of warrant liability consists of fair value adjustments associated with warrants to purchase 146,667 shares of the Company’s common stock, which were issued in consideration for the credit facility extended by Sero Capital in the third quarter of 2019. In the third quarter of 2020, the warrants were fully exercised and the related liability was extinguished, which led to a $593,000 and $120,000 gain being recognized for the three and nine months ended September 30, 2020, respectively.

Interest Expense

	Three months ended September 30,
(in thousands)	2020	2019	Change	% Change
Interest expense	$35	$37	$(2)	(5)%

	Nine months ended September 30,
(in thousands)	2020	2019	Change	% Change
Interest expense	$141	$39	$102	262%

Interest expense consists primarily of amortization of debt issuance costs from our line of credit, and interest on our PPP Loan and finance lease liabilities. The increase in interest expense for the nine months ended September 30, 2020 was attributable to the amortization of deferred issuance costs associated with our line of credit, which was not drawn upon through its one-year term which expired in August 2020.

Key Operating Metrics

We consider monthly recurring revenue (“MRR”) as a key operating metric and a key indicator of our overall business. We also use MRR as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and (ii) as a performance metric for certain executive share-based compensation awards.

We define MRR as the sum of (i) for our enterprise and agency sales channels, the total of the average monthly fee amount under each active paid contract at the date of determination, plus (ii) for our vertical partners, marketplace and platform sales channels, the recognized monthly fee amount for all paying customers at the date of determination, in each case, assuming no changes to the subscription and without taking into account any usage above the subscription or recurring revenue base, if any, that may be applicable to such subscription. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are cancelable, which may impact future MRR. MRR excludes revenue from our PDF remediation services business. As of September 30, 2020, MRR was $1.7 million, which represents an increase of 67% year-over-year.

Use of Non-GAAP Financial Measures

From time to time, we review adjusted financial measures that assist us in comparing our operating performance consistently over time, as such measures remove the impact of certain items, as applicable, such as our capital structure (primarily interest charges), items outside the control of the management team (taxes), and expenses that do not relate to our core operations, including transaction-related expenses (such as professional and advisory services) and other costs that are expected to be non-recurring. In order to provide investors with greater insight, and allow for a more comprehensive understanding of the information used in our financial and operational decision-making, the Company has supplemented the Consolidated Financial Statements presented on a GAAP basis in this Quarterly Report on Form 10-Q with the following non-GAAP financial measures: Non-GAAP earnings (loss) and Non-GAAP earnings (loss) per diluted share.

These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of Company results as reported under GAAP. The Company compensates for such limitations by relying primarily on our GAAP results and using non-GAAP financial measures only as supplemental data. We also provide a reconciliation of non-GAAP to GAAP measures used. Investors are encouraged to carefully review this reconciliation. In addition, because these non-GAAP measures are not measures of financial performance under GAAP and are susceptible to varying calculations, these measures, as defined by us, may differ from and may not be comparable to similarly titled measures used by other companies.

Non-GAAP Earnings (Loss) and Non-GAAP Earnings (Loss) per Diluted Share

We define: (i) Non-GAAP earnings (loss) as net income (loss), less non-cash valuation adjustments to liabilities, plus interest expense, plus share-based compensation expense and plus certain severance expense; and (ii) Non-GAAP earnings (loss) per diluted share as net income (loss) per diluted common share, less non-cash valuation adjustments to liabilities, plus interest expense, plus share-based compensation expense and plus certain severance expense, each on a per share basis. Non-GAAP earnings per diluted share would include incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position. However, no incremental shares apply when there is a Non-GAAP loss per diluted share, as is the case for the periods presented in this Quarterly Report on Form 10-Q.

Non-GAAP earnings (loss) and Non-GAAP earnings (loss) per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. All of the items adjusted in the Non-GAAP earnings (loss) to net loss and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, such as share-based compensation expense and valuation adjustments to assets and liabilities, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

Non-GAAP earnings (loss) is not a measure of liquidity under GAAP, or otherwise, and is not an alternative to cash flow from continuing operating activities, despite the advantages regarding the use and analysis of these measures as mentioned above. Non-GAAP earnings (loss) and Non-GAAP earnings (loss) per diluted share, as disclosed in this Quarterly Report on Form 10-Q, have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use.

To properly and prudently evaluate our business, we encourage readers to review the GAAP financial statements included elsewhere in this Quarterly Report on Form 10-Q, and not rely on any single financial measure to evaluate our business. The following table sets forth reconciliations of Non-GAAP earnings (loss) to net loss, the most directly comparable GAAP-based measure, as well as Non-GAAP earnings (loss) per diluted share to net loss per diluted share, the most directly comparable GAAP-based measure. We strongly urge readers to review these reconciliations, along with the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Non-GAAP Earnings (Loss) Reconciliation
Net loss (GAAP)	$(1,080)	$(2,195)	$(4,151)	$(6,357)
Non-cash valuation adjustments to liabilities	(593)	-	(120)	-
Interest expense	35	37	141	39
Share-based compensation expense	1,089	273	2,004	997
Severance (1)	360	-	360	-
Non-GAAP earnings (loss)	$(189)	$(1,885)	$(1,766)	$(5,321)

Non-GAAP Earnings (Loss) per Diluted Share Reconciliation
Net loss per common share (GAAP) — diluted	$(0.12)	$(0.27)	$(0.46)	$(0.81)
Non-cash valuation adjustments to liabilities	(0.06)	-	(0.01)	-
Interest expense	-	-	0.02	-
Share-based compensation expense	0.12	0.04	0.22	0.13
Severance (1)	0.04	-	0.04	-
Non-GAAP earnings (loss) per diluted share (2)	$(0.02)	$(0.23)	$(0.19)	$(0.68)
Diluted weighted average shares (3)	9,385	8,279	9,067	7,848

(1)	Represents severance expense associated with the move of our technology center to Portland, Oregon, and is exclusive of accrued vacation paid upon termination of employment.

(2)	Non-GAAP earnings per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

(3)	The number of diluted weighted average shares used for this calculation is the same as the weighted average common shares outstanding share count when the Company reports a GAAP and non-GAAP net loss.

Liquidity and Capital Resources

Working Capital

As of September 30, 2020, we had $10,295,000 in cash and working capital of $6,729,000. The increase in working capital in the nine months ended September 30, 2020 was primarily a result of a public offering whereby the Company raised net proceeds of $7,824,000 by issuing 473,239 shares of its common stock, as well as $880,000 received from a cash exercise of warrants by Sero Capital. We intend to use the net proceeds from this offering for working capital and general corporate purposes.

As a result of this capital raise, which contributed to the improvement in our cash and working capital positions as of September 30, 2020, we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital.

(in thousands)	September 30, 2020	December 31, 2019
Current assets	$14,184	$5,608
Current liabilities	(7,455)	(6,726)
Working capital (deficit)	$6,729	$(1,118)

Cash Flows

	Nine months ended September 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(1,050)	$(4,322)
Net cash used in investing activities	(800)	(183)
Net cash provided by financing activities	10,173	2,227
Net increase (decrease) in cash	$8,323	$(2,278)

For the nine months ended September 30, 2020, in relation to the prior year comparable period, cash used in operating activities decreased primarily due to an increase in our paying customer base leading to our revenue growth. The effect of higher collections from this expanded customer base was partially offset by the increased personnel and sales and marketing costs, primarily driven by the increase in headcount to support the Company’s growth. In addition the Company paid $298,000 in severance, as well as $66,000 in accrued vacation, associated with the reallocation of our technology center to Portland, Oregon, as part of our strategic plan to build scalable technology to improve efficiency.

For the nine months ended September 30, 2020, in relation to the prior year comparable period, cash used in investing activities increased primarily due to investment in new technologies and enhancements to our legacy solutions, as well in patents to protect our intellectual property.

For the nine months ended September 30, 2020, in relation to the prior year comparable period, cash provided by financing activities increased primarily due to net proceeds of $7,824,000 that we received from a public offering in the third quarter of 2020, whereby we issued 473,239 shares of our common stock. We intend to use the $7,824,000 net proceeds from this offering for working capital and general corporate purposes, including the implementation of our business plan and growth of current operations. In addition, in the second quarter of 2020, we obtained a $1,302,000 PPP loan. The increase in cash from financing activities due to the capital raise and PPP loan was partially offset by a $1,165,000 reduction in proceeds from the exercise of options and warrants.

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

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, relate to revenue recognition, cost of revenue, capitalized software development costs, allowance for doubtful accounts, impairment of long-lived assets, income taxes, fair value measurements, stock based compensation, and research and development expense. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that there is reasonable assurance that the information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, projections of any evaluation of effectiveness of our disclosure controls and procedures to future periods are subject to the risk that controls or procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls or procedures may deteriorate.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, for the same reasons as previously disclosed under Part II, Item 9A., “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.

Changes in Internal Controls over Financial Reporting

Other than the changes described below, there were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

As part of our efforts to improve our finance and accounting function and to remediate the material weaknesses that existed in our internal control over financial reporting and our disclosure controls and procedures as of December 31, 2019, as previously reported in Part II, Item 9A., “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we developed a remediation plan (the “Remediation Plan”) pursuant to which we have implemented, or plan to implement, a number of measures. The Remediation Plan, among other things, includes the following:

•	Staffing: We hired a new Controller and intend to add another member to our accounting team to allow for proper segregation of duties and multiple level of reviews.

•	Policies and procedures: We are currently documenting and implementing formal policies and procedures to further enhance the controls over financial reporting.

•	Systems: We have implemented a cloud-based accounting software and are currently optimizing its usage, as well as implementing a few software solutions to enhance our processes and documentation in critical areas such as revenue recognition and stock-based compensation.

The Remediation Plan, however, may not be sufficient to remedy the material weaknesses. Further, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management is able to conclude, through testing, that these controls are operating effectively.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Currently, there are no pending material legal proceedings to which the Company is a party to or to which any of its property is subject.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), which could materially affect our business, financial condition and results of operations.  The risks described in our 2019 Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.  The risk factors set forth below update, and should be read together with, the risk factors described in our 2019 Form 10-K.  In addition, the COVID-19 pandemic could exacerbate or trigger other risks discussed in our 2019 Form 10-K, any of which could materially affect our business, financial condition and results of operations.

Except as set forth below, there have been no material changes in our risk factors from those set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2019:

The extent to which the COVID-19 pandemic and the continued responsive measures taken globally will further impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The worldwide COVID-19 pandemic and the measures put in place to address it have materially and negatively impacted the global economy and have significantly increased worldwide economic uncertainty.

The outbreak has resulted in the continuous implementation by authorities of numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. These measures have negatively impacted, and may continue to negatively impact, business spending by our customers, and they have also adversely impacted and may further adversely impact our workforce and operations and the operations of our customers and business partners. These measures may remain in place for a significant but unpredictable period of time, and they are likely to continue to adversely affect our business, results of operations and financial condition.

As a result of the pandemic, some of our customers have requested shorter term contracts, asked us to accept delayed payments or to forgive payments, and have sought price reductions. In addition, there has been some impact to our renewals as a few customers have shut down or have filed for bankruptcy. These factors have adversely affected, and may continue to adversely affect, our revenue and collections and may become more material in the future if economic conditions worsen. The spread of COVID-19 has caused us to modify our business practices (including with respect to employee travel, employee work locations and physical participation in meetings with customers and prospective customers. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners as conditions evolve, including if new waves of infection emerge in various parts of the globe or there is continued uncertainty regarding widespread availability of a vaccine. These changes in business practices may negatively impact our business, results of operations and financial condition.

The extent to which the COVID-19 pandemic adversely impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain, cannot be predicted and are beyond our control, including, but not limited to, the duration and spread of the pandemic, its severity, the measures put in place to contain the virus or treat its impact, and when, how quickly and to what extent the global economy will improve and more normal economic and business conditions can resume. In any event, even after the COVID-19 outbreak subsides, we may experience materially adverse effects to our business as a result of its global social and economic impact, including any economic recession or depression that has occurred or may occur in the future, as well as additional risks and uncertainties not presently known to us or that we currently deem immaterial which may also affect our business, financial condition or results of operations.

We may not receive forgiveness of all or a portion of our PPP Loan.

As discussed in this report, including in Note 5 in the notes to the unaudited financial statements included herein, on April 15, 2020, we entered into a note agreement in the amount of $1,302,000 with Liberty Capital Bank (the “PPP Loan”) pursuant to the Paycheck Protection Program of the CARES Act, which is being administered by the Small Business Administration. All or a portion of the Loan may be forgiven upon application by the Company in accordance with the Small Business Administration Requirements. In October 2020, we submitted our application to obtain forgiveness of the PPP Loan in full. No assurance can be provided, however, that we will obtain forgiveness of all or a portion of the PPP Loan. If we are unable to obtain forgiveness of all or a portion of the PPP Loan, our liquidity could be reduced, and our business, financial condition and results of operations may be adversely affected.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of AudioEye, Inc., dated as of May 20, 2005 (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of February 12, 2010 (1)

3.3	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of August 16, 2012 (2)

3.4	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of March 26, 2014 (3)

3.5	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of August 1, 2018 (4)

3.6	Certificate of Designations - Series A Convertible Preferred Stock (5)

3.7	Amended and Restated ByLaws as of August 13, 2020 (6)

10.1*	Executive Employment Agreement, effective August 13, 2020, between the Company and Dominic Varacalli

10.2	Employment Agreement, dated August 20, 2020, between the Company and David Moradi (7)

10.3	Notice of Award of Performance Shares and Performance Share Award Agreement, dated August 20, between the Company and David Moradi (7)

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 21, 2011 (File No. 333-177463).

(2)	Incorporated by reference to Form S-1/A, filed with the SEC on October 1, 2012 (File No. 333-177463).

(3)	Incorporated by reference to Form 10-K, filed with the SEC on March 31, 2014.

(4)	Incorporated by reference to Form 8-K, filed with the SEC on August 7, 2018.

(5)	Incorporated by reference to Form 10-K, filed with the SEC on March 30, 2020.

(6)	Incorporated by reference to Form 8-K/A, filed with the SEC on September 24, 2020.

(7)	Incorporated by reference to Form 8-K/A, filed with the SEC on August 24, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	November 13, 2020	By:	/s/ David Moradi
Dr. David Moradi
Principal Executive Officer

Date:	November 13, 2020	By:	/s/ Sachin Barot
Sachin Barot
Principal Financial Officer

