Form 10-K
period 2020-12-31
AUDIOEYE INC
filed 2021-03-11
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant’s most recently completed second quarter ended as of June 30, 2020 was $52,997,510.

As of March 5, 2021, 10,705,684 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended December 31, 2020 are incorporated by reference in Part III of this annual report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you may be able to identify forward-looking statements by terms such as “may,” “should,” “will,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential” or “continue,” the negative of these terms and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which they are made.

Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I, Item 1A. Risk Factors” contained in this Annual Report. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to:

•	the impact of the COVID-19 pandemic and the measures implemented to contain the spread of the virus have had, and are expected to continue to have, a material adverse impact on our business and results of operations;

•	the uncertain market acceptance of our existing and future products;

•	our need for, and the availability of, additional capital in the future to fund our operations and the development of new products;

•	the success, timing and financial consequences of new strategic relationships or licensing agreements we may enter into;

•	rapid changes in Internet-based applications that may affect the utility and commercial viability of our products;

•	the timing and magnitude of expenditures we may incur in connection with our ongoing product development activities;

•	the level of competition from our existing competitors and from new competitors in our marketplace; and

•	the regulatory environment for our products and services.

Readers of this report are cautioned not to rely on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate.  Forward-looking statements speak only as of the date they are made, and we expressly disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This cautionary note is applicable to all forward-looking statements contained in this report.

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

AudioEye primarily generates revenue through the sale of subscriptions for our software-as-a-service (“SaaS”) accessibility solutions. Our solutions are backed by AudioEye’s machine-learning/AI-driven technology that finds and fixes common accessibility errors. Our core and supplemental solutions are designed to help websites and applications achieve and sustain substantial conformance with AudioEye’s interpretation of the Web Content Accessibility Guidelines (“WCAG”) which are web accessibility standards published by the Web Accessibility Initiative of the World Wide Web Consortium, the main international standards organization for the internet. Our solutions help mitigate a customer’s risk of costly digital accessibility-related legal action. AudioEye customers may purchase solutions directly through the AudioEye Marketplace, through a platform partner or an agency, such as Duda, that integrates our solutions into their marketplace, through a vertical Content Management System (“CMS”) partner, or through an authorized reseller, or by working directly with the AudioEye sales team. Our offerings serve businesses and organizations of all sizes and at all price points.

AudioEye stands out among its competitors because it delivers machine-learning/artificial intelligence (“AI”)-driven accessibility without fundamental changes to the website architecture. As another differentiator, we offer transparency. Our offerings provide automated remediations and a transparent compliance score with additional manually driven enhancements. AudioEye pairs its patented technology solutions with certified accessibility experts, which allows our customers to achieve a higher level of compliance than competitors relying solely on automation. Our technology publishes more than one billion remediations daily, and our solution is trusted by some of the largest and most influential companies in the world, including ADP, Tommy Hilfiger, 360 Media, Samsung, Darden, Landry’s and more. Government agencies, from the federal level down to the local level, have also integrated our software in their digital platforms, including the Federal Communications Commission and the Social Security Administration.

Industry Background

If not coded properly, a website or application may not offer full access to content or functionality for individuals with disabilities and, in particular, for users of assistive technology (“AT”), such as a screen reader. As a result, those sites may exclude potential users and customers. As discussed in more detail below, these sites also may not comply with U.S. and foreign laws requiring accessibility and digital inclusion, such as Title III of the Americans with Disabilities Act, Section 508 of the Rehabilitation Act, and California’s Unruh Civil Rights Act. Website accessibility lawsuits have continued to increase in recent years. By some estimates, more than 3,000   lawsuits were filed in federal and state courts in 2020.

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

Other solutions have been developed to help users access websites, but these often require the installation of a plug-in or software on the user’s computer. Similarly, some are tailored to either single or a limited number of use cases and do not encompass a more holistic approach for addressing compliance and accessibility.

AudioEye Solutions

At its core, AudioEye’s provides an always-on testing, remediation, and monitoring solution that continually improves conformance with WCAG. This in turn helps businesses and organizations comply with WCAG standards as well as applicable U.S. and foreign accessibility laws. Our technology is capable of immediately identifying and fixing common accessibility errors and addresses a wide range of disabilities including dyslexia, color blindness, epilepsy and more. AudioEye also offers additional solutions to provide for enhanced compliance and accessibility including periodic manual auditing, manual remediations and legal support services. Our solutions may be purchased through a subscription service on a month-to-month basis or with one or multi-year terms. We also offer PDF remediation services and Native Mobile App audit reports to help our customers with their digital accessibility needs.

AudioEye Customers

Our current and potential customer base includes a very broad range of private and public sector customers, including:

•	Small- and medium-sized businesses;

•	Corporate enterprises;

•	Non-profit organizations;

•	Federal government agencies, whose electronic and information technology must be accessible to people with disabilities, including employees and members of the public, pursuant to Section 508 of the Rehabilitation Act of 1973; and

•	Foreign, state and local governments and agencies, which often have laws and regulations that require accessibility for people with disabilities.

AudioEye Channels / Go-to-market:

We go-to-market through two primary channels: Enterprise and Partner and Marketplace.

Enterprise channel consists of our larger customers and organizations, including those with non-platform custom websites, who generally engage directly with AudioEye sales personnel for custom pricing and solutions. This channel also includes federal, state and local government agencies.

Partner and Marketplace channel consists of our CMS partners, platform & agency partners, authorized resellers and the Marketplace. This channel serves small and medium sized businesses that are on a partner or reseller’s web-hosting platform or who purchase an AudioEye solution from our Marketplace.

The Company had one major customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 16.7% of the Company’s revenue in the year ended December 31, 2020. The Company had one major customer which generated approximately 10% of its revenue in the year ended December 31, 2019.

Our typical market sectors include, but are not limited to:

•	Finance and banking institutions;

•	Travel and hospitality companies;

•	Public and private transportation companies;

•	Retail and ecommerce companies;

•	Educational institutions (which occasionally enter into settlement agreements with the Department of Education’s Office of Civil Rights regarding accessibility);

•	Food services companies; and

•	SaaS service or solution providers.

Intellectual Property

Our intellectual property is primarily comprised of trade secrets, trademarks, issued, published and pending patent applications, copyrights and technological innovation. We have a patent portfolio comprised of seventeen (17) issued patents in the United States. We also have eight (8) pending patent applications and two (2) international patent applications filed via the Patent Cooperation Treaty (“PCT”). The commercial value of these patents is unknown.

We plan to continue to invest in research and development and expand our portfolio of proprietary intellectual property.

Competition

Most of our competition falls within the following categories:

•	There are a small number of web accessibility audit and tracking platform providers that purport to analyze websites for accessibility concerns. While these providers may sometimes identify issues for remediation, they typically do not provide remediation technology or the additional solutions that AudioEye offers.

•	Currently, other technology providers attempt to apply compliance remediation strictly through automation technology and accessibility toolbars. We believe their solutions do not compete with the full breadth of solutions offered by AudioEye including the manual auditing and custom remediation services that are essential for achieving a meaningful level of compliance that mitigates compliance lawsuits and provides customers with negotiation leverage when defending against legal complaints.

•	There are a substantial number of consulting service providers offering website and application accessibility. Each generally provides an analysis of the various compliance issues associated with its clients’ websites. They ultimately provide resources and assistance in applying fixes and changes at the source. We believe our offerings are much more cost effective and comprehensive than these providers. We also provide tools that empower an end-to-end fully managed service, as well as resources that empower self-directed developers to fix issues on their own.

Competitive Strengths

Our management believes the following competitive strengths will enable our success in the accessibility marketplace:

•	Unique patented technology. AudioEye builds all its products with the primary goal of enhancing the user experience regardless of the end-user’s individual disability or physical limitation. AudioEye is a marketplace technology leader providing what we believe to be unparalleled web accessibility solutions for our customers through our suite of offerings.

•	Broad price points and offerings. With a free 30-day trial for our base offering, AudioEye allows website owners to test our solution before choosing their preferred option. They range from low-cost offerings, to standard offerings, to our customized, enterprise-wide solutions.

•	Unique combination of advanced technology and expert-driven services. Our management believes that AudioEye addresses the problem of Web Accessibility holistically and provides a combination of leading-edge technology and high-quality specialized services. Our solutions are designed to provide our customers with reliable website accessibility compliance solutions, and to lead to cost-savings and reduced time-to-market for our customers. Our management believes that the AudioEye solution allows our customers to focus not only on achieving compliance, but also to help maintain compliance throughout the life of the subscription.

•

We offer greater transparency in marketing our offerings. We believe there is no fully automated solution on the market that can provide 100% compliance. Our offerings provide automated remediations and a transparent compliance score with additional manually driven enhancements. We think that as the industry develops, opaque products with unsubstantiated claims will ultimately fail.

•	Highly experienced inventors, technologists and product development team. Our team is comprised of experienced software and SaaS developers and technologists.

Legal and Regulatory Framework

Courts and the U.S. Department of Justice (“DOJ”) broadly hold that Titles II and III of the Americans with Disabilities Act (“ADA”), together with Sections 504 and 508 of the Rehabilitation Act of 1973, require public and private websites and mobile applications to be accessible to people with disabilities. In particular, Title III of the ADA governs private businesses and prohibits discrimination on the basis of disability in the provision of services, programs, and activities by public accommodations.

While the law governing website and mobile application accessibility is still developing, most courts have held that websites and mobile applications fall within Title III’s scope. Some courts hold that Title III applies to all customer-facing websites and mobile applications, while others apply a “nexus” approach, which requires websites and mobile applications to comply with Title III if the website or mobile application is heavily integrated with a physical location. The U.S. Supreme Court has yet to articulate a unified approach, so some degree of uncertainty remains. Similarly, the DOJ has not promulgated new regulations laying out compliance standards for websites and mobile applications. In the absence of clear guidance, courts generally measure accessibility using the Web Content Accessibility Guidelines (“WCAG”), which are promulgated by the World Wide Web Consortium.

Although the WCAG does not carry force of law, courts may order defendants to comply with the WCAG as a remedy for accessibility violations. Settlements and consent decrees generally require the same. We therefore design our products and services to help customer websites and mobile applications achieve and sustain substantial conformance with our interpretation of the informative guidance supplied through the WCAG, and we continue to improve and update our products and services as new guidance emerges.

Lawsuits alleging website or mobile application accessibility claims typically follow a similar pattern. Both private commercial businesses and governmental agencies are regularly targeted for alleged violations. With an increasing amount of business taking place remotely, ensuring compliance with the relevant accessibility statutes is becoming increasingly important.

This growing focus on website and mobile application accessibility is also reflected by other federal and state laws. In 2010, Congress enacted the 21st Century Communications and Video Accessibility Act in an effort to update telecommunications protections for people with disabilities. Furthermore, the Department of Transportation has issued rules interpreting and implementing the Air Carrier Access Act and setting forth website accessibility standards for air carriers. The California Unruh Civil Right Act also prohibits discrimination on the basis of disability, and California Government code Section 11546.7 requires state agency directors to certify that their websites comply with the WCAG. This focus on website accessibility is growing internationally as well, with over 100 countries having ratified the U.N. Convention on the Rights of Persons with Disabilities.

Employees

As of December 31, 2020, we had 89 full-time employees. We utilize independent contractors to supplement our staff, as needed. None of our employees is subject to a collective bargaining agreement, and we believe that relations with our employees are very good.

Corporate Information

AudioEye, Inc. was formed as a Delaware corporation on May 20, 2005. We file reports with the Securities and Exchange Commission (“SEC”) and make available, free of charge, on or through our website at www.audioeye.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the SEC maintains a website at www.sec.gov containing reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.  Risk Factors

Investing in our securities involves a variety of risks and uncertainties, known and unknown, including, among others, those discussed below. Each of the following risks should be carefully considered, together with all the other information included in this Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, our financial statements and the related notes and in our other filings with the SEC. Furthermore, additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties.

Risks Relating to Our Business and Industry

We have a history of generating significant losses and may not be able to achieve and sustain profitability.

To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $7,158,000 for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $57,084,000. If we continue to experience losses, we may not be able to continue our operations, and investors may lose their entire investment.

Our success is dependent on members of our management team and employees, many of whom are relatively new in their positions with the Company.

Our success has depended, and continues to depend, on the efforts and talents of our senior management team and employees, including our engineers, product managers, sales and marketing personnel, and professional services personnel. Many members of our executive management team and our employees are relatively new to their positions, including our Interim Chief Executive Officer and Chief Strategy Officer and our President, both of whom were appointed to their respective positions in August 2020. Our senior management team has not worked with other members of management and our employees for a significant period of time. We can provide no assurance that our management team will be able to effectively work together or with our employees. If they are unable to do so, there may be delays in execution of our business and operating strategies.

We may not receive forgiveness of all or a portion of our PPP Loan.

As discussed in this report, including in Note 6 in the notes to the consolidated financial statements included herein, on April 15, 2020, we entered into a note agreement in the amount of $1,302,000 with Liberty Capital Bank (the “PPP Loan”) pursuant to the Paycheck Protection Program of the CARES Act, which is being administered by the Small Business Administration. All or a portion of the Loan may be forgiven upon application by the Company in accordance with the Small Business Administration requirements. In October 2020, we submitted our application to obtain forgiveness of the PPP Loan in full. No assurance can be provided, however, that we will obtain forgiveness of all or a portion of the PPP Loan. If we are unable to obtain forgiveness of all or a portion of the PPP Loan, our liquidity could be reduced, and our business, financial condition and results of operations may be adversely affected.

We intend to pursue business through a variety of new channels. The new channels may result in the use of a significant amount of our management resources and costs, and we cannot guarantee we will fully realize the expected benefits.

We intend to pursue business through a variety of new channels. Although we may devote significant resources and costs to the development of the new sales channels, we may struggle to successfully identify the channel partners, or to successfully conclude transactions with the channel partners. Should we be unable to identify or conclude important channel partnerships, or if our partners are unable to meet our expectations, our business prospects and operations could be adversely affected as a result of the devotion of significant managerial effort required. In addition, there can be no assurance that we would fully realize the potential benefit of the relationships. If we cannot do so, we may be unable to meet future revenue expectations.

Our new technology platform may not function as expected or may not be accepted by our clients.

We released a new platform for our digital accessibility product in the first quarter of 2021. We cannot guarantee that our platform will operate as expected or that our new platform will be accepted by our customers. If our new platform does not operate as expected or is not accepted, our ability to pursue and retain business may be damaged and our business and results of operations may be materially and adversely affected.

Our future development will require additional capital, and we may be unable to obtain needed capital or financing on satisfactory terms, or at all, which would prevent us from fully developing our business and generating revenues.

As of December 31, 2020, we had $9.1 million in cash. Our business plan will require additional capital expenditures, and our capital outlays could increase substantially over the next several years as we implement our business plan. As a result, we may need to raise additional capital through future private or public equity offerings, strategic alliances or debt financing. Our future capital requirements will depend on many factors, including, among others: market conditions, sales and marketing costs, mergers and acquisition activity, if any, costs of litigation in enforcing our intellectual property rights, and information technology development and acquisition costs. No assurance can be given that we can successfully raise additional equity or debt capital, or that such financing will be available to us on favorable terms, if at all.

Weakened global economic conditions including current and ongoing microeconomic uncertainty may adversely affect our industry, business and results of operations.

Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly, and the full impact of such conditions can remain uncertain. In addition, geopolitical developments, such as existing and potential trade wars and other events beyond our control, such as the coronavirus pandemic, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. For example, in response to the coronavirus pandemic, we have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Moreover, these conditions can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to attend our events or to purchase our software, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, affect attrition rates, or decrease our ability to collect on accounts receivable, all of which could adversely affect our future sales and operating results.

We have been subject to litigation and may in the future be subject to additional litigation, which could have a material adverse effect on our financial position or results of operations.

We may become involved in disputes and allegations related to our business operations. Because we are in a technology industry, these disputes may involve claims of intellectual property infringement or misappropriation. We have also been involved in securities law litigation in the past. These types of litigation can be very expensive, and we cannot assure you that our insurance policies will cover the costs. Because it is not possible to determine when and whether these disputes and allegations may arise or the ultimate disposition of such matters, the resolution of any such matters, should they arise, could have a material adverse effect on our financial position or results of operations.

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

We may pursue new strategic opportunities which may result in the use of a significant amount of our management resources or significant costs, and we may not be able to fully realize the potential benefit of such opportunities.

We may seek strategic opportunities to help us pursue our business objectives. Although we may devote significant time and resources in pursuit of such transactions, we may struggle to successfully identify such opportunities, or to successfully conclude transactions. Should we be unable to identify or conclude important strategic transactions, our business prospects and operations could be adversely affected as a result of the devotion of significant managerial effort required, and the challenges of achieving our objectives in the absence of strategic opportunities. In addition, we may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed, and in combining its operations with ours if such a transaction is completed. In the event that we consummate an acquisition or strategic relationship in the future, we cannot assure you that we would fully realize the potential benefit of such a transaction or that we would not be subject to unknown liabilities.

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

We have experienced and will continue to experience competition as more companies seek to provide products and services similar to our products and services, and because larger and better-financed competitors may affect our ability to compete in the marketplace and achieve profitability, our business may fail.

Competition in our market is intense, and we expect competition for our products and services to become even more intense. We compete directly against other companies offering similar products and services that compete or will compete directly with our proposed products and services. We also compete against established vendors in our markets. These companies may incorporate other competitive technologies into their product offerings, whether developed internally or by third parties. There are also established consultants who offer services to help their customers obtain compliance with accessibility standards. In many cases these consultants compete for the same funding from our prospective customers. For the foreseeable future, many of our competitors may be larger, better-financed companies that may develop products superior to our current and proposed products, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with our competitors. As a result, we may have difficulty competing with larger, established competitors. Generally, these competitors may have:

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

If we are not able to adequately protect our patented rights, our operations may be negatively impacted.

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

8

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

Also, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business in the future or from which competitors may operate. Obtaining patents will not necessarily protect our technology or prevent our international competitors from developing similar products or technologies. Our inability to adequately protect our patented rights may have a negative impact on our operations and revenues.

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

We have active litigation against a competitor related to the alleged violation of our patents and other unfair trade practices, and we may engage in future litigation. We expect an increase in the number of third parties who could violate our patents as the market develops new uses of similar products and consumers continue to increase their adoption of technology and integrate it into their daily lives. We foresee the potential need to enter into additional active litigation to defend and enforce our patents. We anticipate that these legal proceedings could continue for several years and may require significant expenditures for legal fees and other expenses. In the event we are not successful through appeal and do not subsequently obtain monetary and injunctive relief, these litigation matters may significantly reduce our financial resources and have a material impact on our ability to continue our operations. The time and effort required of our management to effectively pursue or defend these litigation matters may adversely affect our ability to operate our business, since time spent on matters related to the lawsuits would take away from the time spent on managing and operating the business. We cannot assure you any such potential lawsuits will result in an outcome that is favorable to our stockholders or the Company.

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

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, electronic devices, and other services. Existing and future laws and regulations may impede our growth. These regulations and laws may cover website accessibility, taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, web services, the provision of online payment services, information reporting requirements, unencumbered Internet access to our services, the design and operation of websites, the characteristics and quality of products and services, and the commercial operation of unmanned aircraft systems. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content, and web services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

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

If we do not successfully adapt, enhance or develop new products and services in a cost-effective manner to meet customer demand in the rapidly evolving market for next-generation Internet-based applications and services, our business may fail.

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

The development of products and services and other patented technology involves significant technological and business risks and requires substantial expenditures and lead time. We may be unable to use new technologies effectively. Updating our technology internally and licensing new technology from third parties may also require us to incur significant additional expenditures.

If our products and services do not continue to gain market acceptance, we may not be able to fund future operations.

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

If our products and services do not continue to gain market acceptance, we may not be able to fund future operations, including the development of new products and services and/or our sales and marketing efforts for our current products and services, which inability would have a material adverse effect on our business, financial condition, and operating results.

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

Our product developers are consistently programming new products and enhancements to existing products. Under applicable accounting guidance, we make determinations to estimate the useful life of each of these products and enhancements. Based on these determinations, we amortize software expenses over a pre-determined period of time. Should our estimates turn out to be inaccurate or should the business fail to attract new revenue in relation to each respective product or product enhancement, we may have to reverse or write off the related capitalized expenses.

Our products and services are highly technical and may contain undetected errors, which could cause harm to our reputation and adversely affect our business.

Our products and services are highly technical and complex and, when deployed, may contain errors or defects. Despite testing, some errors in our products and services may only be discovered after they have been installed and used by customers. Any errors or defects discovered in our products and services after commercial release could result in failure to achieve market acceptance, loss of revenue or delay in revenue recognition, loss of customers, and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort, or breach of warranty. The performance of our products and services could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as on third-party applications and services that utilize our products and services, which could result in legal claims against us, harming our business. Furthermore, we expect to provide implementation, consulting, and other technical services in connection with the implementation and ongoing maintenance of our products and services, which typically involves working with sophisticated software, computing systems, and communications systems. Many of our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, but such provisions may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert our management’s attention and adversely affect the market’s perception of us and our products and services. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

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

System interruptions or failures and increases or delays in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of our products and services to users. These types of occurrences could cause users to perceive that our products and services do not function properly and could therefore adversely affect our ability to attract and retain strategic partners and customers

We do not expect to pay any dividends to holders of our common stock for the foreseeable future, which will affect the extent to which our investors realize any future gains on their investment.

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

If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business and stock price.

In connection with this annual report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and of the effectiveness of our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, primarily due to material weaknesses in our internal control over financial reporting as described in this annual report, our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2020.

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

Risks Related to the Market for Our Common Stock

Although our shares of common stock are listed on the Nasdaq Capital Market, historically we have had a limited trading volume and a higher price volatility. This may result in reduced liquidity of our common stock.

Although our shares of common stock are listed on the Nasdaq Capital Market under the symbol “AEYE,” historically trading volume in our common stock has been limited. In addition, our stock has also historically seen significant price volatility, which may reduce the liquidity of our common stock. The sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered, and may limit your liquidity options.

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

The market price for our common stock may fluctuate significantly, which could result in substantial losses by our investors.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	the outcomes of potential future patent litigation;

•	our ability to monetize our future patents;

•	changes in our industry;

•	announcements of technological innovations, new products or product enhancements by us or others;

•	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

•	changes in earnings estimates or recommendations by security analysts, if our common stock is covered by analysts;

•	investors’ general perception of us;

•	future issuances of common stock;

•	investors’ future resales of our securities;

•	the addition or departure of key personnel;

•	general market conditions, including the volatility of market prices for shares of technology companies, generally, and other factors, including factors unrelated to our operating performance; and

•	the other factors described in this “Risk Factors” section.

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

If our stockholders sell substantial amounts of our common stock in the public market, including pursuant to our currently effective Registration Statement on Form S-3, such sales or the anticipation of such sales could cause the market price of our common stock to fall. Such circumstances, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

When we issue additional shares of common stock in the future, including under our at-the-market program, in future financings or upon conversion of our Series A Convertible Preferred Stock, it will result in the dilution of our existing stockholders and may also result in a reduction in the market price of our common stock.

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock with a $0.00001 par value per share and 10,000,000 shares of preferred stock with a $0.00001 par value per share, of which, as of December 31, 2020, approximately 10,130,000 shares of common stock and 90,000 shares of Series A Convertible Preferred Stock were issued and outstanding. Such shares of Series A Convertible Preferred Stock, based upon the applicable conversion rate as of December 31, 2020, were at such time convertible into an aggregate of approximately 263,000 shares of common stock. As of December 31, 2020, we also had outstanding warrants and options to purchase an aggregate of approximately 598,000 shares of our common stock and unvested, or vested but not yet settled, restricted stock units covering an aggregate of approximately 958,000 shares of common stock. The exercise of such options and warrants and the vesting or vesting and settlement of such restricted stock units would further increase the number of our outstanding shares of common stock.

In addition, in February 2021, we entered into an At Market Issuance Sales Agreement under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $30 million.

From time to time, we may adopt new equity compensation plans or increase the number of shares available for issuance in connection with our existing equity compensation plans. Our board of directors may also choose to issue some or all of our available shares to provide additional financing or acquire businesses in the future.

The issuance of any shares upon conversion of any preferred stock, including our Series A Convertible Preferred Stock, under our equity compensation plans, for acquisition, licensing or financing efforts, upon exercise of warrants and options, or upon settlement of restricted stock units or in financings will dilute the interests of our holders of common stock and cause a reduction in the proportionate ownership and voting power of all then current stockholders. Any such issuances may also result in a reduction in the market price of our common stock.

The interests of our controlling stockholders may not coincide with yours and such controlling stockholders may make decisions with which you may disagree.

As of February 3, 2021, five of our stockholders, two of whom are our Executive Chairman and our Interim Chief Executive Officer and Chief Strategy Officer, and another of whom is a director, beneficially owned in the aggregate over 50% of the voting power of our outstanding shares of common stock and Series A Preferred Stock on an as-converted basis. As a result, these stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

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

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal control over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. Any failure to maintain effective internal controls, such as occurred as of December 31, 2019 and 2020, could have a material adverse effect on our business, operating results and stock price. Moreover, effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. We may also face claims by our investors, which could harm our business and financial condition.

Risks Relating to Our Charter Documents and Capital Structure

We are close to being controlled by a small number of “insider” stockholders, which could determine corporate and stockholder action on significant matters.

As of February 3, 2021, our directors and executive officers beneficially owned an aggregate of 4,114,782 of our outstanding shares of common stock and 60,000 shares of our outstanding shares of Series A Convertible Preferred Stock, which represents approximately 41% of the aggregate voting power of our outstanding shares of common stock and Series A Preferred Stock on an as-converted basis. Through their collective ownership of our outstanding stock, such holders, if they were to act together, would be close to controlling the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, to determining the outcome of the election of all of our directors and determining corporate and stockholder action on other matters.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.    Properties

The Company’s principal offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 5,151 square feet under a lease agreement that expires on October 31, 2022.

The Company also leases offices in Scottsdale, Arizona, and Atlanta, Georgia, and occupies shared office space in Portland, Oregon, and New York, New York, under membership agreements which provide for membership fees based on the number of contracted seats.

The Company believes that its space is adequate for its current needs and that suitable alternative space is available to accommodate expansion of the Company’s operations.

Item 3.    Legal Proceedings

In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the consolidated balance sheet as of December 31, 2020, would not be material to our financial position or annual results of operations.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock has been listed on The Nasdaq Capital Market under the symbol “AEYE” since September 4, 2018.

On March 5, 2021, there were 187 holders of record of our common stock, and a greater number of beneficial holders of our common stock for whom shares were held in a “nominee” or “street” name. As of that same date, there were seven holders of record of our preferred stock.

The transfer agent of our common stock is Equiniti Trust Company (f//a/ Corporate Stock Transfer). Its address is 3200 Cherry Creek Drive, Suite 430, Denver, Colorado 80209, and its telephone number is (303) 282-4800.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, the Company issued an aggregate of 253,974 shares of its common stock upon exercise of previously issued warrants for net proceeds of $905,000 and 43,504 shares of its common stock upon the conversion of previously issued preferred stock.  Such issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.      Selected Financial Data

Not applicable.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2020 and 2019 that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report on Form 10-K, particularly in “Risk Factors.” The forward-looking statements included in this annual report on Form 10-K are made only as of the date hereof.

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

AudioEye primarily generates revenue through the sale of subscriptions for our software-as-a-service (“SaaS”) accessibility solutions. Our solutions are backed by AudioEye’s machine-learning/AI-driven technology that finds and fixes the most common accessibility errors. Our core and supplemental solutions are designed to help websites and applications achieve and sustain substantial conformance with the Web Content Accessibility Guidelines (“WCAG”) which are web accessibility standards published by the Web Accessibility Initiative of the World Wide Web Consortium, the main international standards organization for the internet. Our solutions help mitigate a customer’s risk of costly digital accessibility-related legal action and improve their negotiation leverage when defending against claims of non-compliance. AudioEye customers may purchase solutions directly through the AudioEye website, through a platform or an agency partner, such as Duda, that integrates our solutions into their marketplace, through a vertical Content Management System (“CMS”) partner or through an authorized reseller, or by working directly with the AudioEye sales team. We also provide PDF remediation and Mobile App report services. Our offerings serve businesses and organizations of all sizes and at all price points.

AudioEye stands out among its competitors because it delivers machine-learning/artificial intelligence (“AI”)-driven accessibility without fundamental changes to the website architecture. As another differentiator, we offer greater transparency. Our offerings provide automated remediations and a transparent compliance score with additional manually driven enhancements. AudioEye pairs its patented technology solutions with certified accessibility experts, which allows our customers to achieve a higher level of compliance than competitors relying solely on the reach of automation. Our technology publishes more than one billion remediations daily, and our solution is trusted by some of the largest and most influential companies in the world, including ADP, Tommy Hilfiger, 360 Media, Samsung, Darden, Landry's and more. Government agencies, from the federal level down to the local level, have also integrated our software in their digital platforms, including the Federal Communications Commission and the Social Security Administration.

We manage customers through two primary channels, Enterprise and Partner and Marketplace. Enterprise channel consists of our larger customers and organizations, including those with non-platform custom websites, who generally engage directly with AudioEye sales personnel for custom pricing and solutions. This channel also includes federal, state and local government agencies. The Partner and Marketplace channel consists of our CMS partners, platform & agency partners, authorized resellers and the Marketplace. This channel serves small and medium sized businesses that are on a partner or reseller’s web-hosting platform or that purchase an AudioEye solution from our Marketplace. We saw strong growth in both our Enterprise and Partner and Marketplace channels in 2020, with revenue growth in each channel of 48% and 177%, respectively, in 2020 compared to 2019. Our Partner and Marketplace revenue growth was due to a significant number of additional customer implementations that each Partner offers, and represented about 57% of Monthly Recurring Revenue (“MRR”) contribution at the end of 2020. We define MRR as the sum of (i) for our Enterprise channel, the total of the average monthly recurring fee amount under each active paid contract at the date of determination, plus (ii) for our Partner and Marketplace channel, the recognized recurring monthly fee amount for all paying customers at the date of determination, in each case, assuming no changes to the subscription and without taking into account any usage above the subscription or recurring revenue base, if any, that may be applicable to such subscription. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are cancelable, which may impact future MRR. MRR excludes revenue from our PDF remediation services and Mobile App report business. As of December 31, 2020, MRR was approximately $1.9 million, which represented an increase of 54% year-over-year.

Results of Operations

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the year ended December 31, 2020 with the year ended December 31, 2019. Our results of operations in these periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

In 2020, the Company amended the categorization of certain expenses to conform to changes incurred in its operations, including internal department structure changes, employee movements, intellectual property and technology related expenses, and facility expenses. For the purposes of comparability, the company reclassified prior period results to conform with our current period presentation.

	Year ended December 31,		Favorable / (Unfavorable) Change
(in thousands)	2020	2019	$	%
Revenue	$20,475	$10,765	$9,710	90%
Cost of revenue	5,961	4,406	1,555	35%
Gross profit	14,514	6,359	8,155	128%
Operating expenses:
Selling and marketing	8,472	5,708	(2,764)	(48)%
Research and development	1,230	636	(594)	(93)%
General and administrative	11,945	7,833	(4,112)	(52)%
Total operating expenses	21,647	14,177	(7,470)	(53)%
Operating loss	(7,133)	(7,818)	685	9%
Other income (expense):
Change in fair value of warrant liability	120	99	21	21%
Interest expense	(145)	(76)	(69)	(91)%
Other income (expense)	-	12	(12)	(100)%
Total other income (expense)	(25)	35	(60)	(171)%
Net loss	$(7,158)	$(7,783)	$625	8%

Revenue

The following table presents our revenues disaggregated by sales channel:

	Year ended December 31,		Favorable / (Unfavorable) Change
(in thousands)	2020	2019	$	%
Enterprise	$10,735	$7,252	$3,483	48%
Partner and Marketplace	9,740	3,513	6,227	177%
Total revenues	$20,475	$10,765	$9,710	90%

Enterprise channel consists of our larger customers and organizations, including those with non-platform custom websites, who generally engage directly with AudioEye sales personnel for custom pricing and solutions. This channel also includes federal, state and local government agencies.

Partner and Marketplace channel consists of our CMS partners, platform & agency partners, authorized resellers and the Marketplace. This channel serves small & medium sized businesses that are on a partner or reseller’s web-hosting platform or that purchase an AudioEye solution from our Marketplace.

For the year ended December 31, 2020, total revenue increased by 90%, over the prior year. We experienced revenue growth in both of our sales channels. The increase in Enterprise channel revenue was driven by growth in our managed solutions and the benefit from increased contribution by our PDF remediation services and Mobile App report business. The increase in Partner and Marketplace channel revenue was a result of our continued focus on highly transactional industry verticals to achieve higher penetration within our existing partnerships.

Cost of Revenue and Gross Profit

	Year ended December 31,		Favorable / (Unfavorable) Change
(in thousands)	2020	2019	$	%
Revenue	$20,475	$10,765	$9,710	90%
Cost of sales	5,961	4,406	(1,555)	(35)%
Gross profit	$14,514	$6,359	$8,155	128%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the year ended December 31, 2020, cost of sales increased by 35% over the prior year. The increase in cost of sales was primarily due to additions to our employee and contractor headcount to support the increase in revenue and delivery of our services, as well as an increase in amortization of capitalized software development costs.

For the year ended December 31, 2020, gross profit increased by 128% over the prior year. The increase in gross profit was a result of increased revenue and continued improvement in technology driven efficiencies as we scale, offset in part by higher costs to support the revenue growth.

Selling and Marketing Expenses

	Year ended December 31,		Favorable / (Unfavorable) Change
(in thousands)	2020	2019	$	%
Selling and marketing	$8,472	$5,708	$(2,764)	(48)%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the year ended December 31, 2020, selling and marketing expenses increased by 48% over the prior year. The increase in selling and marketing expenses resulted primarily from an increase in personnel costs driven by focused talent acquisition, higher commission costs, higher digital and third-party marketing agency expenses, and higher media spend as we continued to expand our business.

Research and Development

	Year ended December 31,		Favorable / (Unfavorable) Change
(in thousands)	2020	2019	$	%
Research and development expense	$1,230	$636	$(594)	(93)%
Plus: Capitalized research and development cost	1,157	307	(850)	(277)%
Total research and development cost	$2,387	943	$(1,444)	(153)%

Research and development (“R&D”) expenses consist primarily of compensation and related benefits, independent contractor costs, and an allocated portion of general overhead costs, including occupancy costs related to our employees involved in research and development activities. Total research and development cost includes the amount of research and development expense reported within operating expenses as well as development cost that was capitalized during the fiscal period.

For the year ended December 31, 2020, research and development expenses increased by 93% over the prior year. This was driven by increased investment in Machine Learning and non-capitalizable R&D efforts related to our new product and platform development as we test and learn new capabilities. For the year ended December 31, 2020, capitalized research and development cost increased 277% over the prior year, driven by increased investment in our platforms and products as we continue to improve our technology and product delivery to help our customers and gain efficiencies as we scale. Total research and development cost, which includes both R&D expenses and capitalized R&D costs, increased 153% from 2019 to 2020.

General and Administrative Expenses

	Year ended December 31,		Favorable / (Unfavorable)Change
(in thousands)	2020	2019	$	%
General and administrative	$11,945	$7,833	$(4,112)	(52)%

General and administrative expenses consist primarily of compensation and benefits related to our executives, corporate support functions and administrative staff, general corporate expenses including legal fees, and occupancy costs.

For the year ended December 31, 2020, general and administrative expenses increased by 52% over the prior year. The increase in general and administrative expenses was due primarily to higher compensation costs, including stock-based compensation expense, driven by increased executive headcount to support the Company’s growth, systems infrastructure improvement and legal expenses towards corporate governance, litigation and intellectual property defense. In addition, in the third quarter of 2020, we incurred $360,000 in severance expense associated with our strategic decision to move our technology center from Atlanta, Georgia, to Portland, Oregon.

Change in Fair Value of Warrant Liability

	Year ended December 31,		Favorable / (Unfavorable)Change
(in thousands)	2020	2019	$	%
Change in fair value of warrant liability	$120	$99	$21	21%

Change in fair value of warrant liability consists of fair value adjustments associated with warrants to purchase 146,667 shares of the Company’s common stock, which were issued in consideration for the credit facility extended by Sero Capital in the third quarter of 2019. In the third quarter of 2020, the warrants were fully exercised and the related liability was extinguished, which led to a $120,000 gain being recognized for the year ended December 31, 2020.

Interest Expense

	Year ended December 31,		Favorable / (Unfavorable) Change
(in thousands)	2020	2019	$	%
Interest expense	$145	$76	$(69)	(91)%

Interest expense consists primarily of amortization of debt issuance costs from our line of credit, and interest on our PPP Loan and finance lease liabilities. The increase in interest expense for the year ended December 31, 2020 was attributable to the amortization of deferred issuance costs associated with our line of credit, which was not drawn upon through its one-year term which expired in August 2020.

Other Key Operating Metrics

We consider monthly recurring revenue (“MRR”) as a key operating metric and a key indicator of our overall business. We also use MRR as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and (ii) as a performance metric for certain executive stock-based compensation awards.

We define MRR as the sum of (i) for our Enterprise channel, the total of the average monthly recurring fee amount under each active paid contract at the date of determination, plus (ii) for our Partner and Marketplace channel, the recognized monthly fee amount for all paying customers at the date of determination, in each case, assuming no changes to the subscription and without taking into account any usage above the subscription or recurring revenue base, if any, that may be applicable to such subscription. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are cancelable, which may impact future MRR. MRR excludes revenue from our PDF remediation services business and Mobile App report business. As of December 31, 2020, MRR was about $1.9 million, which represents an increase of 54% year-over-year driven primarily by our Partner and Marketplace channel.

Use of Non-GAAP Financial Measures

From time to time, we review adjusted financial measures that assist us in comparing our operating performance consistently over time, as such measures remove the impact of certain items, as applicable, such as our capital structure (primarily interest charges), items outside the control of the management team (taxes), and expenses that do not relate to our core operations, including transaction-related expenses and other costs that are expected to be non-recurring, such as severance related to strategic shift. In order to provide investors with greater insight, and allow for a more comprehensive understanding of the information used in our financial and operational decision-making, the Company has supplemented the Financial Statements presented on a GAAP basis in this Annual Report on Form 10-K with the following non-GAAP financial measures: Non-GAAP earnings (loss) and Non-GAAP earnings (loss) per diluted share.

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

Non-GAAP Earnings (Loss) and Non-GAAP Earnings (Loss) per Diluted Share

We define: (i) Non-GAAP earnings (loss) as net income (loss), less non-cash valuation adjustments to liabilities, plus interest expense, plus stock-based compensation expense and plus certain severance expense; and (ii) Non-GAAP earnings (loss) per diluted share as net income (loss) per diluted common share, less non-cash valuation adjustments to liabilities, plus interest expense, plus stock-based compensation expense and plus certain severance expense, each on a per share basis. Non-GAAP earnings per diluted share would include incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position. However, no incremental shares apply when there is a Non-GAAP loss per diluted share, as is the case for the periods presented in this Annual Report on Form 10-K.

Non-GAAP earnings (loss) and Non-GAAP earnings (loss) per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. All of the items adjusted in the Non-GAAP earnings (loss) to net loss and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, such as stock-based compensation expense and valuation adjustments to assets and liabilities, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are expected to be less susceptible to variances in actual performance resulting from expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

Non-GAAP earnings (loss) is not a measure of liquidity under GAAP, or otherwise, and is not an alternative to cash flow from continuing operating activities, despite the advantages regarding the use and analysis of these measures as mentioned above. Non-GAAP earnings (loss) and Non-GAAP earnings (loss) per diluted share, as disclosed in this Annual Report on Form 10-K, have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use.

To properly and prudently evaluate our business, we encourage readers to review the GAAP financial statements included elsewhere in this Annual Report on Form 10-K, and not rely on any single financial measure to evaluate our business. The following table sets forth reconciliations of Non-GAAP loss to net loss, the most directly comparable GAAP-based measure, as well as Non-GAAP loss per diluted share to net loss per diluted share, the most directly comparable GAAP-based measure.

	Year ended December 31,
(in thousands, except per share data)	2020	2019
Non-GAAP Earnings (Loss) Reconciliation
Net loss (GAAP)	$(7,158)	$(7,783)
Non-cash valuation adjustments to liabilities	(120)	(99)
Interest expense	145	76
Stock-based compensation expense	4,138	1,216
Severance expense (1)	360	-
Non-GAAP loss	$(2,635)	$(6,590)

Non-GAAP Earnings (Loss) per Diluted Share Reconciliation
Net loss per common share (GAAP) — diluted	$(0.77)	$(0.97)
Non-cash valuation adjustments to liabilities	(0.01)	(0.01)
Interest expense	0.02	0.01
Stock-based compensation expense	0.44	0.16
Severance expense (1)	0.04	-
Non-GAAP loss per diluted share (2)	$(0.28)	$(0.81)
Diluted weighted average shares (3)	9,313	8,107

(1)	Represents severance expense associated with the move of our technology center to Portland, Oregon, and is exclusive of accrued vacation paid upon termination of employment.

(2)	Non-GAAP earnings per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

(3)	The number of diluted weighted average shares used for this calculation is the same as the weighted average common shares outstanding share count when the Company reports a GAAP and non-GAAP net loss.

Liquidity and Capital Resources

Working Capital

As of December 31, 2020, we had $9.1 million in cash and working capital of $5.6 million. The increase in working capital in 2020 was primarily a result of a public offering whereby the Company raised net proceeds of $7.8 million by issuing 473,239 shares of its common stock, as well as $880,000 received from a cash exercise of warrants by Sero Capital. We intend to use the net proceeds from this offering for working capital and general corporate purposes.

In addition, on February 11, 2021, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“Agent”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock to or through the Agent as its sales agent, having an aggregate offering price of up to $30 million. As of March 8, 2021, we had sold a total of 378,108 shares of common stock under this Sales Agreement for total proceeds of approximately $14.1 million, net of estimated transaction costs.

These capital raises contributed to the improvement in our cash and working capital positions, and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

	At December 31,
(in thousands)	2020	2019
Current assets	$14,631	$5,608
Current liabilities	(9,015)	(6,726)
Working capital (deficit)	$5,616	$(1,118)

Cash Flows

	Year ended December 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(1,906)	$(5,617)
Net cash used in investing activities	(1,298)	(363)
Net cash provided by financing activities	10,327	2,210
Net increase (decrease) in cash	$7,123	$(3,770)

For the year ended December 31, 2020, in relation to the prior year, cash used in operating activities decreased primarily due to an increase in our paying customer base leading to our revenue growth. The effect of higher collections from this expanded customer base was partially offset by the increased personnel and sales and marketing costs, primarily driven by the increase in headcount and related expenses and higher consulting and third-party costs to support the Company’s growth. In addition, the Company paid $360,000 in severance, as well as $66,000 in accrued vacation, associated with the relocation of our technology center to Portland, Oregon, as part of our strategic plan to build scalable technology to improve efficiency.

For the year ended December 31, 2020, in relation to the prior year, cash used in investing activities increased primarily due to investment in new technologies for enhancements to our legacy solutions, product development, as well as patents costs to protect our intellectual property and solidify our portfolio.

For the year ended December 31, 2020, in relation to the prior year, cash provided by financing activities increased primarily due to net proceeds of $7.8 million that we received from a public offering in the third quarter of 2020, whereby we issued 473,239 shares of our common stock. We intend to use the proceeds from this offering for working capital and general corporate purposes, including the implementation of our business plan and growth of current operations. In addition, in the second quarter of 2020, we obtained a $1.3 million PPP Loan. The increase in cash from financing activities due to the capital raise and PPP Loan was partially offset by a $1 million reduction in proceeds from the exercise of options and warrants, which totaled $1.3 million and $2.3 million in the years ended December 31, 2020 and 2019, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by our management’s application of accounting policies.

The following is a summary of the Company’s most critical accounting policies. Refer to Note 3 - Significant Accounting Policies to our financial statements included in Part II, Item 8 for a complete discussion of the significant accounting policies and methods used in the preparation of our financial statements.

Revenue Recognition

The Company derives revenue primarily from the sale of internally-developed software by a software as a service (“SaaS”) delivery model, through our direct sales force or through our Partner and Marketplace channel. SaaS fees include support and maintenance. The Company also derives revenue from PDF remediation and Mobile App report services. The Company recognizes revenue when delivery of the promised goods or services is transferred to its customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services.

Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. If we determine that we have not satisfied a performance obligation, we will defer recognition of the revenue until the performance obligation is deemed to be satisfied. SaaS agreements are generally non-cancelable, although clients typically have the right to terminate their contracts for cause if we fail to perform material obligations.

Our SaaS (also referred to as “subscription”) revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Certain SaaS fees are invoiced in advance on an annual, semi-annual, or quarterly basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when the related performance obligations have been satisfied.

Non-subscription revenue consists of PDF remediation and Mobile App report services and is recognized upon delivery. Consideration payable under these arrangements is based on usage.

Refer to Note 3 - Significant Accounting Policies to our financial statements included in Part II, Item 8 for additional information regarding our revenue recognition policies.

Allowance for Doubtful Accounts

Accounts receivables are comprised of amounts owed the Company for solutions and services purchased. Contracts with individual clients and resellers determine when receivables are due and payable. In determining the allowances for doubtful accounts, the unpaid receivables are reviewed periodically to determine the payment status based upon the most currently available information. During these periodic reviews, the Company determines the required allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of its clients or resellers to make required payments.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award measured on the grant date. The fair value amount is then recognized over the requisite vesting period during which services are required to be provided in exchange for the award.

The fair value of options and warrants awards is measured on the grant date using a Black-Scholes option pricing model. We estimate the fair value of restricted stock unit awards with time- or performance-based vesting using the value of our common stock on the date of grant. We estimate the fair value of restricted stock units with market-based conditions using a Monte Carlo simulation model on the date of grant.

Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations as if such amounts were paid in cash. Refer to Note 3 - Significant Accounting Policies to our financial statements included in Part II, Item 8 for additional information regarding our stock-based compensation.

Capitalization of Software Development Costs

In accordance with ASC 350-40, the Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed, and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software and (ii) compensation and related benefits for employees who are directly associated with the software project. Capitalized software costs are included in intangible assets on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software. Amortization expense is included in cost of revenue on the statements of operations.

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

Item 9A.  Controls and Procedures

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that there is reasonable assurance that the information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, projections of any evaluation of effectiveness of our disclosure controls and procedures to future periods are subject to the risk that controls or procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls or procedures may deteriorate.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Interim Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. In light of the material weaknesses noted below, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

The Company assessed the material weaknesses’ impact to the financial statements to ensure they were prepared in accordance with U.S. generally accepted accounting principles and present fairly the financial results of operations as of and for the year ended December 31, 2020. Management concluded that the financial statements included in this Form 10-K present fairly, in all material aspects, the Company’s financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management (with the participation of our Interim Chief Executive Officer and our Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria established in Internal Control — 2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting, management has identified the following deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2020:

1.	A lack of segregation of duties.

2.	A lack of formal policies that provide for multiple levels of supervision and reviews.

Because of these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Management’s Internal Control Remediation Initiatives

As part of our efforts to continuously improve our finance and accounting function and to remediate the material weaknesses that existed in our internal control over financial reporting and our disclosure controls and procedures, we have developed a remediation plan (the “Remediation Plan”) pursuant to which we have implemented, or plan to implement over the next few quarters, a number of measures. The Remediation Plan, among other things, includes the following:

•	Staffing: We hired a new Controller and an accountant and have introduced new levels of reviews. We intend to add another member to our accounting team to allow for further increased segregation of duties and multiple level of reviews.
•	Systems: We have implemented a cloud-based accounting software and are currently optimizing its usage, and plan on investing in few software solutions to enhance our processes and documentation in critical areas such as stock-based compensation.
•	Policies and procedures: In addition to continue to document and implement formal policies and procedures to further enhance the controls over financial reporting, we plan to engage internal control consultants to assist in improving the design and documentation of our internal controls of financial reporting, as well as testing their operating effectiveness.

We believe that actions taken to date have improved our internal control over financial reporting, but we have not completed all corrective processes and procedures discussed above. The Remediation Plan, however, may not be sufficient to remedy the material weaknesses. Further, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management is able to conclude, through testing, that these controls are operating effectively. We will continue to monitor the effectiveness of our internal control over financial reporting and implement any new resources and policies deemed necessary by management to ensure that our financial statements continue to be fairly stated in all material respects.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes to our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed above.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

We have adopted a Code of Business Conduct and Ethics, including provisions enumerated in Item 406 of Regulation S-K (the “finance code of ethics”). The finance code of ethics is publicly available in the Code of Business Conduct and Ethics on the Governance Documents section of our website, which may be accessed from our homepage at www.audioeye.com.  If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer and Corporate Controller, we will disclose the nature of that amendment or that waiver in the Governance Documents section of our website.

Item 11.   Executive Compensation

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

Item 12.   Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

Item 14.   Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	The following documents are filed as part of this report:

(1)	Financial Statements — See Index to Financial Statements on page F-1 below and the financial pages that follow.

(2)	Financial Statements Schedules — Schedule II - Valuation and Qualifying Accounts.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(in thousands)
Year ended December 31, 2020:
Allowance for doubtful accounts	$63	$128	$-	$(112)	$79
Year ended December 31, 2019:
Allowance for doubtful accounts	$-	$13	$50	$-	$63

All other schedules are omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(3)	Exhibits — The following exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

Exhibit No.	Description
3.1	Certificate of Incorporation of AudioEye, Inc., dated as of May 20, 2005 (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of February 12, 2010 (1)

3.3	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of August 16, 2012 (2)

3.4	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of March 26, 2014 (6)

3.5	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of August 1, 2018 (13)

3.6	Certificate of Designations - Series A Convertible Preferred Stock (18)

3.7	By-laws of AudioEye, Inc., as amended (18)

3.8	Amendment No. 1 to By-laws of AudioEye, Inc. (20)

3.9	Amended and Restated By-laws as of August 13, 2020 (21)

4.1	Form of Warrant dated as of April 18, 2016 (10)

4.2	Form of Omnibus Amendment to Secured Convertible Promissory Notes dated as of April 18, 2016 (10)

4.3	Form of First Amendment to Common Stock Warrant dated as of April 18, 2016 (10)

4.4	Form of Registration Rights Agreement between AudioEye, Inc. and each Purchaser dated as of August 6, 2018 (13)

4.5	Form of Warrant dated as of December 19, 2016 (11)

4.6	Description of Registered Securities (18)

10.1**	AudioEye, Inc. 2012 Incentive Compensation Plan effective December 19, 2012 (3)

10.2**	AudioEye, Inc. 2013 Incentive Compensation Plan effective August 20, 2013 (4)

10.3**	AudioEye, Inc. 2014 Incentive Compensation Plan effective January 27, 2014 (5)

10.4**	AudioEye, Inc. 2015 Incentive Compensation Plan effective September 5, 2014 (7)

10.5**	AudioEye, Inc. 2016 Incentive Compensation Plan effective December 17, 2015 (14)

10.6**	Form of Restricted Stock Unit Award Agreements for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans (14)

10.7**	Form of Performance Option Agreement for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans (14)

10.8**	Form of Stock Option Agreement for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans (14)

10.9**	AudioEye, Inc. 2019 Equity Incentive Plan (as amended and restated on May 18, 2020) (23)

10.10**	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Incentive Stock Option Agreement (15)

10.11**	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Nonqualified Stock Option Agreement (15)

10.12**	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Restricted Stock Unit Agreement (15)

10.13**	AudioEye, Inc. 2020 Equity Incentive Plan (25)

10.14**	Form of Restricted Stock Unit Award Agreement (Time-Based) under the AudioEye, Inc. 2020 Equity Incentive Plan (25)

10.15**	Form of Restricted Stock Unit Award Agreement (Non-Employee Director Awards) under the AudioEye, Inc. 2020 Equity Incentive Plan (25)

10.16**	Form of Performance Stock Unit Award Agreement (Performance-Based) under the AudioEye, Inc. 2020 Equity Incentive Plan (25)

10.17**	Form of Incentive Stock Option Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan (25)

10.18**	Form of Non-Qualified Stock Option Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan (25)

10.19**	Form of Other Stock-Based Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan (25)

10.20**	Executive Employment Agreement dated July 1, 2015 between Dr. Carr Bettis and AudioEye, Inc. (8)

10.21**	Executive Employment Agreement dated May 10, 2019 between Sachin Barot and AudioEye, Inc. (15)

10.22**	Executive Employment Agreement dated February 25, 2020 between Heath Thompson and AudioEye, Inc. (19)

10.23**	Executive Employment Agreement dated August 13, 2020 between Dominic Varacalli and AudioEye, Inc. (24)

10.24**	Employment Agreement dated August 20, 2020 between David Moradi and AudioEye, Inc. (22)

10.25**	Notice of Award of Performance Shares to David Moradi dated August 20, 2020 under the AudioEye, Inc. 2019 Equity Incentive Plan (22)

10.26	Note and Warrant Purchase Agreement dated October 9, 2015 between investors and AudioEye, Inc. (9)

10.27	First Amendment to Note and Warrant Purchase Agreement dated April 18, 2016 between investors and AudioEye, Inc. (10)

10.28	Second Amendment to Note and Warrant Purchase Agreement dated October 11, 2017 between investors and AudioEye. Inc (12)

10.29	Common Stock and Warrant Purchase Agreement dated April 18, 2016 between investors and AudioEye, Inc. (10)

10.30	Form of Common Stock and Warrant Purchase Agreement dated as of December 19, 2016 (11)

10.31	Form of Securities Purchase Agreement by and between AudioEye, Inc. and each Purchaser dated August 6, 2018 (13)

10.32	Schedule of Certain Parties to Securities Purchase Agreements and Registration Rights Agreements dated as of August 6, 2018 (14)

10.33**	Form of Omnibus Amendment to Common Stock Warrants dated as of August 14, 2019 (16)

10.34	Letter Agreement dated as of August 14, 2019 between the Company and Sero Capital LLC (16)

10.35	Loan Agreement dated as of August 14, 2019 between the Company and Sero Capital LLC (16)

10.36**	Form of AudioEye, Inc. Indemnification Agreement (Directors and Executive Officers) (17)

10.37	Severance Agreement and General Release of Claims dated January 17, 2020 between the Company and Todd Bankofier (18)

10.38*	Note Agreement dated April 15, 2020 between Liberty Capital Bank and AudioEye, Inc.

14.1	Code of Business Conduct and Ethics (14)

23.1*	Consent of MaloneBailey LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Resolutions adopted by the Board setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law (18)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Constitutes a management contract or compensatory plan or arrangement.
#	Furnished herewith.

(1)	Incorporated by reference to Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 21, 2011 (File No. 333-177463).

(2)	Incorporated by reference to Form S-1/A, filed with the SEC on October 1, 2012 (File No. 333-177463).

(3)	Incorporated by reference to Form S-1/A, filed with the SEC on January 11, 2013 (File No. 333-177463).

(4)	Incorporated by reference to Form S-8, filed with the SEC on August 28, 2013 (File No. 333-177463).

(5)	Incorporated by reference to Form S-1/A, filed with the SEC on February 4, 2014 (File No. 333-177463).

(6)	Incorporated by reference to Form 10-K, filed with the SEC on March 31, 2014.

(7)	Incorporated by reference to Form 10-Q, filed with the SEC on November 7, 2014.

(8)	Incorporated by reference to Form 8-K, filed with the SEC on July 8, 2015.

(9)	Incorporated by reference to Form 8-K, filed with the SEC on October 16, 2015.

(10)	Incorporated by reference to Form 8-K, filed with the SEC on April 19, 2016.

(11)	Incorporated by reference to Form 8-K, filed with the SEC on December 22, 2016.

(12)	Incorporated by reference to Form 8-K, filed with the SEC on October 16, 2017.

(13)	Incorporated by reference to Form 8-K, filed with the SEC on August 7, 2018.

(14)	Incorporated by reference to Form 10-K, filed with the SEC on March 27, 2019.

(15)	Incorporated by reference to Form 8-K, filed with the SEC on May 14, 2019.

(16)	Incorporated by reference to Form 8-K, filed with the SEC on August 16, 2019.

(17)	Incorporated by reference to Form 8-K, filed with the SEC on December 16, 2019.

(18)	Incorporated by reference to Form 10-K, filed with the SEC on March 30, 2020.

(19)	Incorporated by reference to Form 8-K, filed with the SEC on March 2, 2020.

(20)	Incorporated by reference to Form 8-K, filed with the SEC on March 23, 2020.

(21)	Incorporated by reference to Form 8-K, filed with the SEC on September 24, 2020.

(22)	Incorporated by reference to Form 8-K, filed with the SEC on August 24, 2020.

(23)	Incorporated by reference to Form 10-Q, filed with the SEC on August 13, 2020.

(24)	Incorporated by reference to Form 10-Q, filed with the SEC on November 13, 2020.

(25)	Incorporated by reference to Form 8-K, filed with the SEC on December 10, 2020.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March, 2021.

AUDIOEYE, INC.

By:	/s/ David Moradi
David Moradi
Principal Executive Officer

By:	/s/ Sachin Barot
Sachin Barot
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Carr Bettis, David Moradi and Sachin Barot, or either of them, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Moradi	Interim Chief Executive Officer, Chief Strategy Officer, Director	March 11, 2021
David Moradi	(Principal Executive Officer)

/s/ Sachin Barot	Chief Financial Officer	March 11, 2021
Sachin Barot	(Principal Financial and Accounting Officer)

/s/ Dr. Carr Bettis	Executive Chairman, Director	March 11, 2021
Dr. Carr Bettis

/s/ Anthony Coelho	Director	March 11, 2021
Anthony Coelho

/s/ Jamil Tahir	Director	March 11, 2021
Jamil Tahir

/s/ Marc Lehmann	Director	March 11, 2021
Marc Lehmann

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDIOEYE, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AudioEye, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AudioEye, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the account or disclosure to which it relates.

Assessment of capitalized technology costs incurred on software development projects

Description of the Matter	As discussed in Notes 3 and 4 to the financial statements, the Company’s capitalized technology includes direct third party costs, and internal payroll and payroll-related costs used in the creation of internal-use software. The Company’s capitalized technology costs, net of accumulated amortization, was $1.4 million as of December 31, 2020. The Company invested $1.0 million in additions to amortizable intangible assets during the year ended December 31, 2020, a portion of which related to internal-use software development projects.

We identified the assessment of capitalized technology costs incurred on software development projects as a critical audit matter. Specifically, assessing if the costs incurred on the software development project have met the capitalization criteria required a higher degree of auditor judgment. This included applying procedures to determine that the costs related to a project that had entered the application development stage, resulted in additional functionality, and for which it was probable that the project would be completed and used to perform the function intended. Evaluating these criteria required the assessment of the technical aspects of each individual project to which the capitalized costs are related.

How We Addressed the Matter in Our Audit	For certain software development projects, we inspected the Company’s documentation to evaluate whether the costs were capitalizable under the applicable accounting standards and tested selected capitalized costs. For those projects, we evaluated the Company’s documentation through direct inquiry with Company personnel responsible for overseeing and leading the software development activities.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2011.

Houston, Texas

March 10, 2021

AUDIOEYE, INC.

BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	December 31,	December 31,
(in thousands, except per share data)	2020	2019
ASSETS
Current assets:
Cash	$9,095	$1,972
Accounts receivable, net of allowance for doubtful accounts of $79 and $63, respectively	5,096	2,958
Unbilled receivables	-	160
Deferred costs, short term	152	183
Debt issuance costs, net	-	137
Prepaid expenses and other current assets	288	198
Total current assets	14,631	5,608

Property and equipment, net of accumulated depreciation of $209 and $124, respectively	91	156
Right of use assets	617	827
Deferred costs, long term	77	145
Intangible assets, net of accumulated amortization of $4,328 and $3,710, respectively	2,137	1,715
Goodwill	701	701
Total assets	$18,254	$9,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,190	$973
Finance lease liabilities	49	52
Operating lease liabilities	229	209
Warrant liability	-	120
Deferred revenue	6,328	5,372
Term loan, short term	219	-
Total current liabilities	9,015	6,726

Long term liabilities:
Finance lease liabilities	12	52
Operating lease liabilities	427	655
Deferred revenue	83	153
Term loan, long term	1,083	-
Total liabilities	10,620	7,586

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Series A Convertible Preferred stock, $0.00001 par value, 200 shares authorized, 90 and 105 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	1
Common stock, $0.00001 par value, 50,000 shares authorized, 10,130 and 8,877 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	64,716	51,490
Accumulated deficit	(57,084)	(49,926)
Total stockholders' equity	7,634	1,566

Total liabilities and stockholders' equity	$18,254	$9,152

See Notes to Financial Statements

AUDIOEYE, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2020	2019
Revenue	$20,475	$10,765

Cost of revenue	5,961	4,406

Gross profit	14,514	6,359

Operating expenses:
Selling and marketing	8,472	5,708
Research and development	1,230	636
General and administrative	11,945	7,833
Total operating expenses	21,647	14,177

Operating loss	(7,133)	(7,818)

Other income (expense):
Other income	-	12
Change in fair value of warrant liability	120	99
Interest expense	(145)	(76)
Total other income (expense)	(25)	35

Net loss	(7,158)	(7,783)

Dividends on Series A Convertible Preferred Stock	(51)	(52)

Net loss available to common stockholders	$(7,209)	$(7,835)

Net loss per common share-basic and diluted	$(0.77)	$(0.97)

Weighted average common shares outstanding-basic and diluted	9,313	8,107

See Notes to Financial Statements

AUDIOEYE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

TWO YEARS ENDED DECEMBER 31, 2020

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	7,580	$1	105	$1	$48,017	$(42,143)	$5,876
Common stock issued in exchange for exercise of options and warrants	1,297	-	-	-	2,257	-	2,257
Stock-based compensation	-	-	-	-	1,216	-	1,216
Net loss	-	-	-	-	-	(7,783)	(7,783)
Balance, December 31, 2019	8,877	$1	105	$1	$51,490	$(49,926)	$1,566
Common stock issued upon exercise of warrants and options on a cashless basis	267	-	-	-	-	-	-
Common stock issued upon exercise of warrants and options on a cash basis	353	-	-	-	1,264	-	1,264
Common stock issued upon settlement of restricted stock units	117	-	-	-	-	-	-
Common stock issued upon conversion of preferred stock	43	-	(15)	-	-	-	-
Issuance of common stock for cash, net of transaction expenses	473	-	-	-	7,824	-	7,824
Stock-based compensation	-	-	-	-	4,138	-	4,138
Net loss	-	-	-	-	-	(7,158)	(7,158)
Balance, December 31, 2020	10,130	$1	90	$1	$64,716	$(57,084)	$7,634

See Notes to Financial Statements

AUDIOEYE, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,158)	$(7,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	963	723
Stock-based compensation expense	4,138	1,216
Amortization of deferred commissions	250	240
Amortization of debt issuance costs	137	82
Amortization of right of use assets	210	214
Change in fair value of warrant liability	(120)	(99)
Provision for accounts receivable	128	13
Accounts receivable and unbilled receivables	(2,106)	(2,959)
Prepaid expenses and other assets	(241)	(447)
Accounts payable and accruals	1,215	879
Operating lease liability	(208)	(179)
Related party payables	-	(14)
Deferred revenue	886	2,497
Net cash used in operating activities	(1,906)	(5,617)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(56)
Software development costs	(1,157)	(307)
Patent costs	(141)	-
Net cash used in investing activities	(1,298)	(363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering, net of transaction costs	7,824	-
Proceeds from term loan	1,302	-
Proceeds from exercise of options and warrants	1,264	2,257
Repayments of finance leases	(63)	(47)
Net cash provided by financing activities	10,327	2,210

Net increase (decrease) in cash and cash equivalents	7,123	(3,770)
Cash and cash equivalents-beginning of period	1,972	5,742
Cash and cash equivalents-end of period	$9,095	$1,972

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$6	$6
Income taxes paid	-	-

Non-cash investing and financing activities:
Right-of-use assets and operating lease obligations recognized upon adoption of ASU 2016-02	$-	$568
Right-of-use assets and operating lease obligations recognized during the year	-	484
Debt issuance costs originated from issuance of warrant in connection with credit facility	-	219
Equipment acquired from finance leases	20	61

See Notes to Financial Statements

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

AudioEye, Inc. (“we”, “us”, “our”, “AudioEye” or the “Company”) operates in one segment as a provider of patented, Internet content publication and distribution software and related services that enables conversion of digital content into accessible formats and allows for real time distribution to end users on any Internet connected device. The Company’s focus is to create more comprehensive access to Internet, print, broadcast and other media to all people regardless of their network connection, device, location, or disabilities.

Our common stock is listed on The Nasdaq Capital Market under the symbol “AEYE” since September 4, 2018. Prior to September 4, 2018, our common stock was listed on the OTCQB and the OTC Bulletin Board since April 15, 2013 under the same symbol.

NOTE 2 — CAPITAL RAISE AND LIQUIDITY

In the third quarter of 2020, we completed a public offering of common stock, whereby we issued 473,239 shares of our common stock at $17.75 per share, and raised a total of $7,824,000, net of underwriting discounts and commissions and other costs associated with the offering.

As of December 31, 2020, cash and working capital totaled $9,095,000 and $5,616,000, respectively. For the year ended December 31, 2020, cash used in operating activities totaled $1,906,000.

We have incurred net losses since inception. Our independent registered public accounting firm expressed in its report on our financial statements for the years ended December 31, 2019 and 2018 that there was substantial doubt about our ability to continue as a going concern. Following the capital raise during the third quarter of 2020, which contributed to the improvement in our cash and working capital positions as of December 31, 2020, we believe that the substantial doubt about our ability to continue as a going concern has been alleviated and that we have sufficient liquidity to continue as a going concern through the next twelve months after the date that the financial statements are issued. Refer to Note 12 – Subsequent Events for information regarding additional capital raised from a common stock offering after December 31, 2020.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”), and have been consistently applied in the preparation of the financial statements. The Company has a fiscal year ending on December 31. Certain prior period amounts have been reclassified to conform to current period classification.

All amounts in the financial statements, notes and tables have been rounded to the nearest thousand dollars, except share and per share amounts, unless otherwise indicated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to stock-based compensation, capitalization of software development costs, allowance for doubtful accounts, and impairment of long-lived assets and goodwill. Actual results may differ from these estimates.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Revenue Recognition

We derive our revenue primarily from the sale of internally-developed software by a software-as-a-service (“SaaS”) delivery model, as well as from professional services, through our direct sales force or through third-party resellers. Our SaaS fees include support and maintenance.

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

Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. If we determine that we have not satisfied a performance obligation, we will defer recognition of the revenue until the performance obligation is deemed to be satisfied. SaaS agreements are generally non-cancelable, although clients typically have the right to terminate their contracts for cause if we fail to perform material obligations.

We may execute more than one contract with a single customer. We evaluate whether the agreements were negotiated as a package with a single objective, whether the amount of consideration to be paid in one agreement depends on the price and/or performance of another agreement, or whether the goods or services promised in the agreements represent a single performance obligation. The conclusions reached can impact the allocation of the transaction price to each performance obligation and the timing of revenue recognition related to those arrangements.

Our SaaS (also referred to as “subscription”) revenue is comprised of fixed subscription fees from customer accounts on our platform. SaaS revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Certain SaaS fees are invoiced in advance on an annual, semi-annual, or quarterly basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when the related performance obligations have been satisfied.

Non-subscription revenue consists of PDF remediation and Mobile App report services and is recognized upon delivery. Consideration payable under these arrangements is based on usage.

The following table presents our revenues disaggregated by sales channel:

	Year ended December 31,
(in thousands)	2020	2019
Enterprise	$10,735	$7,252
Partner and Marketplace	9,740	3,513
Total revenues	$20,475	$10,765

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

The table below summarizes our deferred revenue as of December 31, 2020 and 2019:

	As of December 31,
(in thousands)	2020	2019
Deferred revenue - current	$6,328	$5,372
Deferred revenue - noncurrent	83	153
Total deferred revenue	$6,411	$5,525

In the year ended December 31, 2020 we recognized $5,269,000, or 95%, in revenue from deferred revenue outstanding as of December 31, 2019.

We had one major customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 16.7% of our revenue in the year ended December 31, 2020, and one major customer which generated approximately 10% of our revenue in the fiscal year ended December 31, 2019.

Three customers with long standing relationships with the Company represented 25%, 13% and 13%, respectively, of total accounts receivable as of December 31, 2020. At December 31, 2019, one customer represented 40% of the outstanding accounts receivable.

Deferred Costs (Contract acquisition costs)

Our sales commission plans may provide for multiple commission payments, including an initial payment in the period a customer contract is obtained, or the first invoice is paid, and deferred payments over the life of the contract as future payments are collected from the customers.

We capitalize initial and renewal sales commission payments in the period the commission is earned, which generally occurs when a customer contract is obtained or when the customer is billed, and amortize deferred commission costs on a straight-line basis over the expected period of benefit, which we have deemed to be the contract term, except when the commission payment is expected to provide economic benefit for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected, and renewal commissions are not commensurate with initial commissions. As a practical expedient, we expense sales commissions as incurred when the amortization period of related deferred commission costs would have been one year or less.

The table below summarizes the deferred commission costs as of December 31, 2020 and 2019:

	As of December 31,
(in thousands)	2020	2019
Deferred costs - current	$152	$183
Deferred costs - noncurrent	77	145
Total deferred costs	$229	$328

Amortization expense associated with sales commissions was included in selling and marketing expenses on the statements of operations and totaled $250,000 and $240,000 for the years ended December 31, 2020 and 2019, respectively. There were no impairment losses for these capitalized costs for the years ended December 31, 2020 and 2019.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Cash and Cash Equivalents

The Company considers cash in savings accounts to be cash equivalents. The Company considers any short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the client and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $79,000 and $63,000 at December 31, 2020 and 2019, respectively. The Company believes that its reserve is adequate, however results may differ in future periods. For the years ended December 31, 2020 and 2019, bad debt expense totaled $128,000 and $13,000, respectively.

Property and Equipment

Property and equipment includes office and computer equipment, as well as furniture and fixtures. Property and equipment are carried at the cost of acquisition, and depreciated using the straight-line method over their estimated useful lives, which typically is 3 years. Costs associated with repairs and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of the Company’s property and equipment are capitalized and depreciated over the remaining life of the related asset. Any gain or losses on disposition of property and equipment is included in the results of operations in the year of disposal.

Total property and equipment acquired by cash and through finance leases totaled zero and $20,000, respectively, in the year ended December 31, 2020, and $56,000 and $61,000, respectively, in the year ended December 31, 2019. Depreciation expense was $86,000 and $69,000 for the years ended December 31, 2020 and 2019, respectively.

Capitalized Software Development Costs

In accordance with ASC 350-40, the Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed, and it is probable that the software will be used as intended. Capitalized software costs include (i) external direct costs of materials and services utilized in developing or obtaining computer software, and (ii) compensation and related benefits for employees who are directly associated with the software project.

Capitalized software costs are included in intangible assets on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which is typically three years. Amortization expense is included in cost of revenue on the statements of operations and totaled $449,000 and $279,000 for the years ended December 31, 2020 and 2019, respectively. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Refer to Note 4 – Intangible Assets for additional information regarding our Capitalized Software Development Costs.

Patents

We capitalize patent application costs, including registration, documentation, and other legal fees associated with the application, which are incurred through the months the patent application is filed. Costs associated with provisional application filings are expensed as incurred. Costs incurred to renew or extend the term of recognized intangible assets, including patent annuities and fees, and costs incurred in prosecuting alleged infringements of our patents are expensed as incurred. Patents are included in intangible assets on our balance sheet.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

We amortize capitalized patent costs on a straight-line basis over their estimated useful lives, which generally ranges from 5 to 10 years, beginning with the date the patents are issued. We evaluate the capitalized costs for impairment and write off the carrying value of abandoned patents or patent applications. We also write off capitalized costs associated to patents not granted. Refer to Note 4 – Intangible Assets for additional information regarding our patents.

Goodwill, Intangible Assets and Long-Lived Assets

Goodwill is tested for impairment at least annually, and more frequently upon the occurrence of certain events that may indicate that the carrying value of goodwill may not be recoverable. Events or circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or in legal factors, an adverse action or assessment by a regulator, a loss of key personnel, significant changes in the strategy for our overall business, significant negative industry or economic trends, significant underperformance relative to operating performance indicators, a significant decline in market capitalization and significant changes in competition. We complete our annual impairment test during the fourth quarter of each year, at the reporting unit level, which is at the company level as a whole, since we operate in one single reporting segment.

Intangible assets with a finite life are amortized over their estimated useful lives.

We evaluate the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We consider the following to be some examples of indicators that may trigger an impairment review: (i) actual undiscounted cash flows significantly below historical or projected future undiscounted cash flows for the associated assets; (ii) significant changes in the manner or use of the assets or in our overall strategy with respect to the manner or use of the assets or changes in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) a significant decline in our stock price for a sustained period of time.

Once we determine that a potential impairment indicator exists, we perform the test for recoverability by comparing the estimated future undiscounted cash flows associated with the intangible assets with the intangible asset’s carrying amount. Where the carrying value of the intangible asset exceeds the future undiscounted cash flows associated with the intangible assets, it is determined that the value of those intangible assets cannot be recovered. For an intangible asset failing the recoverability test, an impairment charge is recorded for the difference between the carrying value and the estimated fair value. No impairment losses were incurred during the years ended December 31, 2020 and 2019.

Fair Value of Financial Instruments

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. Cash and cash equivalents are classified as Level 1. Long-term debt is classified as Level 2.

The Company had no assets measured at fair value on a recurring basis as of December 31, 2020 and 2019.

The table below provides information on our liabilities that are measured at fair value on a recurring basis:

		Fair Value
(in thousands)	Fair Value	Hierarchy
Warrant liability (1), December 31, 2020	$-	Level 3
Warrant liability (1), December 31, 2019	$120	Level 3

(1)	In the third quarter of 2020, the warrant liability was extinguished upon full exercise of the warrants, which were issued in connection with our credit facility (see Note 6 – Debt for additional information on our credit facility and related warrant liability). The fair value of the warrant liability was determined using the Black-Scholes pricing model. For the years ended December 31, 2020 and 2019, gains on fair value adjustments totaling $120,000 and $99,000, respectively, were included in the statements of operations within change in fair value of warrant liability.

Stock-Based Compensation

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

The fair value of options and warrants awards is measured on the grant date using a Black-Scholes option pricing model, which includes assumptions that are subjective and are generally derived from external data (such as risk-free rate of interest) and historical data (such as volatility factor, expected term, and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value, and vesting period of future awards.

We estimate the fair value of restricted stock unit awards with time- or performance-based vesting using the value of our common stock on the date of grant. We estimate the fair value of market-based restricted stock unit awards using a Monte Carlo simulation model on the date of grant.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

The Company has net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that the Company will not realize a future tax benefit, a valuation allowance is established.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Potentially dilutive securities outstanding as of December 31, 2020 and 2019, which were excluded from the computation of basic and diluted net loss per share for the years then ended, are as follows:

	December 31,
(in thousands)	2020	2019
Preferred stock	263	295
Options	517	965
Warrants	81	425
Restricted stock units	958	429
Total	1,819	2,114

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the normal course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether to accrue for a loss contingency and adjust any previous accrual.

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 4 — INTANGIBLE ASSETS

Intangible assets as of December 31, 2020 and 2019 consisted of the following:

	December 31,
(in thousands)	2020	2019
Finite-lived assets:
Patents	$3,779	$3,698
Capitalized software development costs	2,676	1,717
Accumulated amortization	(4,328)	(3,710)
Finite-lived assets, net	2,127	1,705
Indefinite-lived assets:
Domain name	10	10
Intangible assets, net	$2,137	$1,715

As of December 31, 2020 and 2019, capitalized cost associated with pending patents totaled $141,000 and zero, respectively.

For the years ended December 31, 2020 and 2019, software development costs capitalized totaled $1,157,000 and $307,000, respectively.

Refer to Note 3 – Significant Accounting Policies for additional information regarding our intangible assets, including specific information on our patents and capitalized software development costs.

The following table summarizes amortization expense associated with intangible assets for the fiscal years ended December 31, 2020 and 2019:

	Year ended December 31,
(in thousands)	2020	2019
Patents	$428	$375
Capitalized software development costs	449	279
Total amortization expense	$877	$654

The weighted average remaining useful life of our finite-lived intangible assets (in years) as of December 31, 2020 are as follows:

Weighted average remaining amortization period (in years)
Patents	2.1
Capitalized software development costs	2.4

No loss on impairment of long-lived assets was recorded for the years ended December 31, 2020 and 2019.

NOTE 5 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company has finance leases to purchase computer equipment. The amortization expense of the leased equipment is included in depreciation expense. As of December 31, 2020 and 2019, the Company’s outstanding finance lease obligations totaled $61,000 and $104,000, respectively. The effective interest rate of the finance leases is estimated at 6.0% based on the implicit rate in the lease agreements.

The following summarizes the assets acquired under finance leases, included in property and equipment:

	As of December 31,
(in thousands)	2020	2019
Computer equipment	$177	$157
Less: accumulated depreciation	(116)	(60)
Assets acquired under finance leases, net	$61	$97

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Operating Leases

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Since our lease arrangements do not provide an implicit rate, we use our estimated incremental borrowing rate for the expected remaining lease term at commencement date in determining the present value of future lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company has operating leases for office space in Tucson, Arizona and Marietta, Georgia. The lease for the principal office located in Tucson consists of approximately 5,200 square feet and ends in October 2022. The lease for the Marietta office, which consists of approximately 6,700 square feet, commenced in June 2019 and expires in August 2024. The company also leases office space in Scottsdale, Arizona from a company controlled by our Executive Chairman, which continues on a month-to-month basis, therefore was not measured under ASC 842.

In addition, the Company entered into membership agreements to occupy shared office space in New York and Portland, Oregon. The membership agreements do not qualify as a lease under ASC 842 as the owner has substantive substitution rights, therefore the Company expenses membership fees as they are incurred. See Note 9 – Commitments and Contingencies for further details on our shared office arrangements.

The Company made operating lease payments in the amount of $255,000 and $231,000 during the years ended December 31, 2020 and 2019, respectively.

The following summarizes the total lease liabilities and remaining future minimum lease payments at December 31, 2020 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total
2021	$50	$262	$312
2022	14	257	271
2023	1	118	119
2024	-	81	81
Total minimum lease payments	65	718	783
Less: present value discount	(4)	(62)	(66)
Total lease liabilities	$61	$656	$717
Current portion of lease liabilities	$49	$229	$278
Long term portion of lease liabilities	$12	$427	$439

The following summarizes expenses associated with our finance and operating leases for the year ended December 31, 2020 (in thousands):

Finance lease expenses:
Depreciation expense	$56
Interest on lease liabilities	6
Total Finance lease expense	62
Operating lease expense	292
Short-term lease and related expenses	155
Total lease expenses	$509

The following table provides information about the remaining lease terms and discount rates applied as of December 31, 2020:

Weighted average remaining lease term (years)
Operating Leases	2.95
Finance Leases	1.44
Weighted average discount rate (%)
Operating Leases	6.00
Finance Leases	6.00

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 6 — DEBT

Related party credit facility

On August 14, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) with Sero Capital LLC (“Sero Capital”), a stockholder who owns more than 10% of the outstanding shares of common stock of the Company. The beneficial owner of Sero Capital is David Moradi, who became a director of the Company on November 8, 2019 and was appointed the Company’s Interim Chief Executive Officer and Chief Strategy Officer on August 13, 2020. The Loan Agreement provided the Company with an unsecured credit facility under which the Company could have borrowed up to the aggregate principal amount of $2,000,000. Any advances under the Loan Agreement would bear interest at a per annum rate of 10% (subject to increase in the event of a default). The term of the Loan Agreement extended through August 14, 2020 and provided for certain customary covenants, representations and events of default. No amounts were drawn under the credit facility through its expiration on August 14, 2020.

In consideration of the Loan Agreement, the Company issued to Sero Capital common stock warrants to acquire up to a total of 146,667 shares of the Company’s common stock at an exercise price of $6.00 per share, which were classified as a liability instrument since the holder had the option to require the Company to repurchase the warrants when certain events occurred that were considered outside of the control of the Company. In the third quarter of 2020, the Company received $880,000 in cash in connection with Sero Capital’s full exercise of these warrants. The estimated fair value of the warrants held by Sero Capital was $219,000 at the date of issuance and was included in debt issuance costs on the balance sheets. Debt issuance cost was amortized as interest expense on a straight-line basis over the term of the associated credit facility. As of December 31, 2020 and 2019, the unamortized balance of debt issuance costs was zero and $137,000, respectively.

Term loan

On April 15, 2020, the Company entered into a loan agreement in the amount of $1,302,000 with Liberty Capital Bank (“Lender”) pursuant to the Paycheck Protection Program (“PPP Loan”) of the CARES Act, which is administered by the Small Business Administration (“SBA”). Pursuant to the terms of the PPP Loan, principal and interest payments are deferred until the date on which the SBA either remits to the Lender the amount of the PPP Loan that will be forgiven by the SBA or notifies the Lender that the PPP Loan or a portion thereof will not be forgiven. The loan has a maturity of two years and bears an interest rate of 1.0% per annum. The PPP Loan is not collateralized and is not personally guaranteed. No fees were charged in connection with the loan. All or a portion of the PPP Loan may be forgiven upon SBA’s approval of the Company’s pending forgiveness application. As of December 31, 2020 the outstanding principal balance of the PPP Loan totaled $1,302,000 and accrued interest thereon totaled $9,000.

Outstanding principal balances on debt consisted of the following:

(in thousands)	December 31, 2020
Term Loan	$1,302
Less: Short term portion	(219)
Long term portion of debt	$1,083

NOTE 7 — SERIES A CONVERTIBLE PREFERRED STOCK

As of December 31, 2020 and 2019, the Company had 90,000 and 105,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) outstanding, respectively. These shares of Preferred Stock were issued at $10 per share (the “stated value”), accrue 5% in cumulative annual dividends, and are convertible into the Company’s common stock at a price of $4.385 per share. For the year ended December 31, 2020, preferred stockholders collectively earned, but were not paid, dividends totaling approximately $51,000, which were equivalent to 11,574 shares of common stock based on a conversion price of $4.385 per share. As of December 31, 2020 and 2019, cumulative and unpaid dividends were approximately $255,000 and $245,000, respectively, which is equivalent to 58,288 and 55,927 shares of common stock, respectively, based on a conversion price of $4.385 per share.

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

In addition, the holders of Preferred Stock have a liquidation preference for purposes of which the Preferred Stock would be valued at $10 per share plus accrued cumulative annual dividends. At December 31, 2020 and 2019, the liquidation preference was valued at $1,155,000 and $1,295,000, respectively. In the event of any liquidity event, holders of Preferred Stock shall be entitled to be paid their liquidation preference out of the assets of the Company legally available before any sums shall be paid to holders of common stock.

The Company is entitled to redeem any or all of the outstanding shares of Preferred Stock at a per share price equal to 125% of the stated value, plus accumulated dividends, payable in cash. As of December 31, 2020, the aggregate amount to redeem all outstanding shares of Preferred Stock was $1,380,000.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 8 — RELATED PARTY TRANSACTIONS

As discussed in Note 6 – Debt, we entered into a Loan Agreement with Sero Capital, a stockholder who owns more than 10% of the outstanding shares of common stock of the Company. The beneficial owner of Sero Capital is David Moradi, who became a director of the Company on November 8, 2019 and was appointed the Company’s Interim Chief Executive Officer and Chief Strategy Officer on August 13, 2020. The Loan Agreement extended through August 14, 2020 and provided the Company with an unsecured credit facility under which we could have borrowed up to the aggregate principal amount of $2,000,000. No amounts were drawn under the credit facility though its expiration on August 14, 2020.

In consideration for the Loan Agreement, we issued to Sero Capital common stock warrants to acquire up to a total of 146,667 shares of the Company’s common stock at an exercise price of $6.00 per share. The warrants were fully exercised in August 2020 and the warrant liability was extinguished. See Note- 6 – Debt for additional detail on our warrant liability.

As discussed in Note 5 – Lease Liabilities and Right of Use Assets, we lease office space from a company controlled by our Executive Chairman. For the year ended December 31, 2020, rent payments for this office space totaled $70,000.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

In the second quarter of 2020, the Company entered into a membership agreement to occupy shared office space in Portland, Oregon. The membership agreement ends in August 2021 and provides for fees which are based on the number of contracted seats and the use of optional office services. As of December 31, 2020, minimum fees due under this shared office arrangement totaled $31,000.

The Company also entered into a membership agreement to occupy shared office space in New York, NY through July 2021. As of December 31, 2020, minimum fees due under this shared office arrangement totaled $59,000.

Litigation

We may become involved in various routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 10 —STOCK-BASED COMPENSATION

On December 9, 2020, the 2020 Equity Incentive Plan (the “2020 Plan”) was approved, replacing the 2019 Equity Incentive Plan. The 2020 Plan provides for the issuance of up to 1,000,000 shares of the Company’s common stock to the Company’s employees, non-employee directors, consultants and advisors. Awards under the 2020 Plan can be granted in the form of stock options, stock appreciation rights, restricted stock, stock units, other stock-based awards and cash incentive awards. Outstanding awards issued under previous equity incentive plans will continue to be governed by their respective terms until exercised, expired or otherwise terminated or canceled, but no further equity awards will be made under those plans.

The following table summarizes the stock-based compensation expense recorded for the years ended December 31, 2020 and 2019:

	Year ended December 31,
(in thousands)	2020	2019
Stock Options	$300	$322
Restricted Stock Units	3,789	894
Unrestricted Shares of Common Stock	49	-
Total	$4,138	$1,216

As of December 31, 2020, the outstanding unrecognized stock-based compensation expense related to options and restricted stock units (“RSUs”) was $1,373,000 and $6,413,000, respectively, which may be recognized through August 2025, subject to achievement of service, performance, and market conditions. As of December 31, 2020, there was no remaining unamortized stock-based compensation expense related to warrants.

Stock Options

Options granted under our equity incentive plans generally have terms of five years, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant.

The following table summarizes the stock option activity for the years ended December 31, 2020 and 2019:

			Weighted		Intrinsic
		Weighted	Average		Value
	Number of	Average	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2018	997,989	$4.67	2.14	925,545	$4,705,000
Granted	189,599	6.54	9.25
Exercised	(37,528)	1.75
Forfeited/Expired	(185,017)	11.83
Outstanding at December 31, 2019	965,043	$3.70	3.01	759,631	$1,666,000
Granted	220,267	12.31	5.00
Exercised	(433,180)	2.07
Forfeited/Expired	(235,219)	7.00
Outstanding at December 31, 2020	516,911	$7.24	2.70	294,894	$9,610,000
Exercisable as of December 31, 2020	294,894	$3.95	1.02		$6,452,000

The 2020 and 2019 stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year:

	2020	2019
Expected life	3.16 years	4.70 years
Risk-free interest rate	0.19%	1.87%
Weighted average volatility factor	107.28%	148.41%
Dividend yield	—	—

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Restricted Stock Units

We issue RSUs to employees, officers, directors, and consultants of the Company. The restrictions on time-based RSUs generally lapse over a one- to three-year term of continuous service from the date of grant.

The following table summarizes the RSU activity for years ended December 31, 2020 and 2019:

Restricted stock units outstanding as of December 31, 2018	222,514
Granted	206,405
Forfeited/Canceled	-
Restricted stock units outstanding as of December 31, 2019	428,919
Granted	800,695
Settled	(116,656)
Forfeited/Canceled	(154,580)
Total restricted stock units outstanding at December 31, 2020	958,378
Vested restricted stock units at December 31, 2020	285,108
Unvested restricted stock units as of December 31, 2020	673,270

In the third quarter of 2020, we granted 260,000 RSUs with performance-based and market-based conditions to our Interim Chief Executive Officer. The performance condition for 105,000 of such RSUs is based on the achievement of Monthly Recurring Revenue (“MRR”) targets. In 2020, we recorded $314,000 in stock-based compensation expense associated with 55,000 RSUs, the performance target for which achievement during the requisite period was deemed probable. The Company will continue to reassess the probability of achieving the performance conditions in future periods and record the appropriate expense if necessary. The market condition for the remaining 155,000 RSUs in the award is based on the Company’s stock price targets. The Company used a Monte Carlo simulation to determine the grant-date fair value for the market-based RSUs. The weighted-average assumptions used in the Monte-Carlo simulation were as follows: 5-year historical volatility of 136.52%, 5-year risk-free rate of 0.26%, and a performance period of 5 years. The Company recorded $1,506,000 in stock-based compensation expense related to these market-based RSUs in 2020.

Warrants

The following table summarizes the warrant activity for the years ended December 31, 2020 and 2019:

			Weighted	Intrinsic
		Weighted	Average	Value
	Number of	Average	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2018	1,781,715	$4.2	2.23	$8,930,000
Granted	146,667	6.00	0.62
Exercised	(1,279,550)	1.85
Forfeited/Expired	(224,124)	5.33
Outstanding at December 31, 2019	424,708	5.31	0.82	189,000
Granted	-	-
Exercised	(321,467)	4.77
Forfeited/Expired	(22,188)	9.59
Outstanding at December 31, 2020	81,053	$6.25	0.94	$1,587,000

In August 2019, the Company negotiated with holders of certain warrants to purchase the Company’s common stock with respect to a transaction in which the Company and the holders agreed to amend certain warrant agreements to provide that, from the date of amendment through August 16, 2019, the exercise price was reduced from $2.50 to $1.63 per share for warrants to purchase an aggregate of 1,194,990 shares and from $6.25 to $4.07 per share for warrants to purchase an aggregate of 85,719 shares, provided that any exercise during such period was in full and the exercise price was paid in cash. In August 2019, an aggregate of 1,212,136 warrants to purchase the Company’s common stock were exercised for net proceeds of $2,115,000.

In the third quarter of 2020, the Company received $880,000 in cash in connection with the exercise of 146,667 stock warrants by a related party. Refer to Note 6 – Debt and Note 8 – Related Party Transactions for additional information on these warrants.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 11 — INCOME TAXES

For the years ended December 31, 2020 and 2019, federal and state income tax expense totaled zero.

The Company has net operating loss carryforwards available to reduce future taxable income. As of December 31, 2020, net operating loss carry forwards totaled $42,636,000 and will expire at various dates through 2040. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that the Company will not realize a future tax benefit, a valuation allowance is established.

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carryforwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions, which are deemed to be ownership changes. Accordingly, our net deferred tax asset was zero as of December 31, 2020 and 2019 as the Company established a full valuation allowance of $ 13,304,000 and $7,758,000, respectively.

Significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019 consist of the following:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Intangible assets	$269	$-
Bad debt expense	21	-
Accrued compensation expense	83	-
Deferred revenue and costs	2	-
Stock-based compensation	1,494	-
Operating lease liability	193	-
State NOL carryforwards	2,516	1,380
Federal NOL carryforwards	8,954	6,378
Total Deferred Tax Assets	13,532	7,758
Valuation allowance	(13,304)	(7,758)
Net deferred tax assets	228	-
Deferred tax liabilities:
Property and equipment	(62)	-
Right of use assets	(166)	-
Total deferred tax liabilities	(228)	-
Net deferred tax asset (liability)	$-	$-

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through December 31, 2016. All material state and local income tax matters have been concluded for years through December 31, 2015. The Company is no longer subject to IRS examination for the tax years ended on or before December 31, 2016; however, carryforward losses that were generated through the tax year ended December 31, 2016 may still be adjusted by the IRS if they are used in a future period. The Company had no reserve for uncertain tax positions as of December 31, 2020 and 2019.

NOTE 12 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after December 31, 2020 and based on our evaluation we did not identify any events that would have required recognition or disclosure in these financial statements, except for the following.

On February 11, 2021, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“Agent”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock to or through the Agent as its sales agent, having an aggregate offering price of up to $30,000,000. As of March 8, 2021, we had sold a total of 378,108 shares of common stock under this Sales Agreement for total proceeds of approximately $14.1 million, net of estimated transaction costs.

In the first quarter of 2021, our Interim Chief Executive Officer vested in 55,000 RSUs with market conditions based on the Company’s stock price targets. In connection with the settlement of these RSUs, the Company paid $373,000 in taxes on behalf of our Interim Chief Executive Officer in exchange for the surrender of 15,651 shares of the Company’s common stock.