Form 10-Q
period 2021-03-31
AUDIOEYE INC
filed 2021-05-13
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 7, 2021, 10,903,854 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of March 31, 2021 and December 31, 2020 and for the three-month periods ended March 31, 2021 and 2020 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. Certain prior period amounts have been reclassified to conform to current period classification. The Company presents its unaudited financial statements, notes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2021	2020
ASSETS
Current assets:
Cash	$25,836	$9,095
Accounts receivable, net of allowance for doubtful accounts of $79	3,923	5,096
Deferred costs, short term	161	152
Prepaid expenses and other current assets	500	288
Total current assets	30,420	14,631

Property and equipment, net of accumulated depreciation of $216 and $209, respectively	66	91
Right of use assets	563	617
Deferred costs, long term	82	77
Intangible assets, net of accumulated amortization of $4,593 and $4,328, respectively	2,158	2,137
Goodwill	701	701
Total assets	$33,990	$18,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,809	$2,190
Finance lease liabilities	40	49
Operating lease liabilities	234	229
Deferred revenue	6,196	6,328
Term loan, short term	438	219
Total current liabilities	9,717	9,015

Long term liabilities:
Finance lease liabilities	10	12
Operating lease liabilities	366	427
Deferred revenue	74	83
Term loan, long term	864	1,083
Total liabilities	11,031	10,620

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Series A Convertible Preferred Stock, $0.00001 par value, 200 shares designated, 90 shares issued and outstanding	1	1
Common stock, $0.00001 par value, 50,000 shares authorized, 10,823 and 10,130 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	82,806	64,716
Accumulated deficit	(59,849)	(57,084)
Total stockholders' equity	22,959	7,634

Total liabilities and stockholders' equity	$33,990	$18,254

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2021	2020
Revenue	$5,788	$4,261

Cost of revenue	1,353	1,320

Gross profit	4,435	2,941

Operating expenses:
Selling and marketing	2,754	1,818
Research and development	1,032	333
General and administrative	3,410	2,432
Total operating expenses	7,196	4,583

Operating loss	(2,761)	(1,642)

Other income (expense):
Change in fair value of warrant liability	-	28
Interest expense	(4)	(50)
Total other income (expense)	(4)	(22)

Net loss	(2,765)	(1,664)

Dividends on Series A Convertible Preferred Stock	(11)	(13)

Net loss available to common stockholders	$(2,776)	$(1,677)

Net loss per common share-basic and diluted	$(0.27)	$(0.19)

Weighted average common shares outstanding-basic and diluted	10,457	8,877

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	10,130	$1	90	$1	$64,716	$(57,084)	$7,634
Issuance of common stock for cash, net of transaction expenses	472	-	-	-	16,534	-	16,534
Common stock issued upon exercise of warrants and options on a cash basis	22	-	-	-	148	-	148
Common stock issued upon exercise of warrants and options on a cashless basis	121	-	-	-	-	-	-
Common stock issued upon settlement of restricted stock units	92	-	-	-	-	-	-
Issuance of common stock for services	2	-	-	-	-	-	-
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(16)	-	-	-	(373)	-	(373)
Stock-based compensation	-	-	-	-	1,781	-	1,781
Net loss	-	-	-	-	-	(2,765)	(2,765)
Balance, March 31, 2021	10,823	$1	90	$1	$82,806	$(59,849)	$22,959

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	8,877	$1	105	$1	$51,490	$(49,926)	$1,566
Stock-based compensation	-	-	-	-	256	-	256
Net loss	-	-	-	-	-	(1,664)	(1,664)
Balance, March 31, 2020	8,877	$1	105	$1	$51,746	$(51,590)	$158

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,765)	$(1,664)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	283	201
Loss on impairment of long-lived assets	10	-
Loss on disposal of property and equipment	7	-
Share-based compensation expense	1,781	256
Amortization of deferred commissions	47	56
Amortization of debt issuance costs	-	55
Amortization of right of use assets	54	51
Change in fair value of warrant liability	-	(28)
Provision for accounts receivable	9	-
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	1,164	130
Prepaid expenses and other assets	(273)	(82)
Accounts payable and accruals	532	1,262
Operating lease liability	(56)	(50)
Deferred revenue	(141)	(241)
Net cash provided by (used in) operating activities	652	(54)

CASH FLOWS FROM INVESTING ACTIVITIES:
Software development costs	(246)	(124)
Patent costs	(50)	-
Net cash used in investing activities	(296)	(124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering, net of transaction costs	16,621	-
Proceeds from exercise of options and warrants	148	-
Payments related to settlement of employee shared-based awards	(373)	-
Repayments of finance leases	(11)	(9)
Net cash provided by (used in) financing activities	16,385	(9)

Net increase (decrease) in cash	16,741	(187)
Cash-beginning of period	9,095	1,972
Cash-end of period	$25,836	$1,785

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of AudioEye, Inc. (“we”, “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”), as filed with the SEC on March 11, 2021.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and disclosures normally contained in the audited financial statements as reported in the Company’s Annual Report on Form 10-K have been condensed or omitted in accordance with the SEC’s rules and regulations for interim reporting. Certain prior period amounts have been reclassified to conform to current period classification. Reclassifications had no material effect on prior year net loss, earnings per share, or shareholders’ equity.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are presented in “Note 3 – Significant Accounting Policies” in the 2020 Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes to the financial statements contained in the 2020 Form 10-K when reviewing interim financial results.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to share-based compensation, capitalization of software development costs, allowance for doubtful accounts, and impairment of long-lived assets and goodwill. Actual results may differ from these estimates.

Revenue Recognition

We derive our revenue primarily from the sale of internally-developed software by a software-as-a-service (“SaaS”) delivery model, as well as ongoing from professional services support, through our direct sales force or through third-party resellers. Our SaaS fees include continuous support and maintenance.

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table presents our revenues disaggregated by sales channel:

	Three months ended March 31,
(in thousands)	2021	2020
Partner and Marketplace	$3,178	$1,874
Enterprise	2,610	2,387
Total revenues	$5,788	$4,261

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

The table below summarizes our deferred revenue as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Deferred revenue - current	$6,196	$6,328
Deferred revenue - noncurrent	74	83
Total deferred revenue	$6,270	$6,411

In the three-month period ended March 31, 2021 we recognized $2,485,000, or 39%, in revenue from deferred revenue outstanding as of December 31, 2020.

In the three months ended March 31, 2021, two customers (including affiliates of such customer) accounted for 20% and 10%, respectively, of our total revenue. In the three months ended March 31, 2020, one customer accounted for 18% of our total revenue.

Two customers represented 25% and 14%, respectively, of total accounts receivable as of March 31, 2021. Three customers with long standing relationships with the Company represented 25%, 13% and 13%, respectively, of total accounts receivable as of December 31, 2020.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

The table below summarizes the deferred commission costs as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Deferred costs - current	$161	$152
Deferred costs - noncurrent	82	77
Total deferred costs	$243	$229

Amortization expense associated with sales commissions was included in selling and marketing expenses on the statements of operations and totaled $47,000 and $56,000 for the three-month periods ended March 31, 2021 and 2020, respectively. There were no impairment losses for these capitalized costs for the three months ended March 31, 2021 and 2020.

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the stock-based compensation expense recorded for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in thousands)	2021	2020
Stock Options	$149	$85
Restricted Stock Units	1,598	171
Unrestricted Shares of Common Stock	34	-
Total	$1,781	$256

As of March 31, 2021, the outstanding unrecognized stock-based compensation expense related to options and RSUs was $996,000 and $9,040,000, respectively, which may be recognized through March 2026, subject to achievement of service, performance, and market conditions

In the first quarter of 2021, we granted 100,000 RSUs with performance-based and market-based conditions to our Interim Chief Executive Officer (“CEO”). The performance condition for 50,000 of such RSUs is based on the achievement of Monthly Recurring Revenue (“MRR”) targets. In the three months ended March 31, 2021, stock-based compensation expense associated with performance-based RSUs awarded to our CEO in current and previous years was zero and $211,000, respectively. We did not record any stock-based compensation expense related to the 50,000 performance-based RSUs awarded to our CEO in 2021 as the achievement of performance targets during the requisite period was not deemed probable. The Company will continue to reassess the probability of achieving the performance conditions in future periods and record the appropriate expense if necessary. The market condition for the remaining 50,000 RSUs in the award is based on the Company’s stock price targets. The Company used a Monte Carlo simulation to determine the grant-date fair value for the market-based RSUs. The weighted-average assumptions used in the Monte-Carlo simulation were as follows: 5-year historical volatility of 116.95%, 5-year risk-free rate of 0.79%, and a performance period of 5 years. The Company recorded $459,000 in stock-based compensation expense associated to market-based RSUs in the three months ended March 31, 2021, $50,000 of which were related to RSUs granted in the current fiscal year.

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

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Potentially dilutive securities outstanding as of March 31, 2021 and 2020, which were excluded from the computation of basic and diluted net loss per share for the years then ended, are as follows:

	March 31,
(in thousands)	2021	2020
Preferred stock (1)	266	298
Options	336	924
Warrants	64	403
Restricted stock units	995	419
Total	1,661	2,044

(1)	Represents number of shares of common stock that are issuable as of March 31, 2021 upon conversion of 90,000 shares of Series A Convertible Preferred Stock.

The following table summarizes the stock option, warrants, and RSUs activity for the three months ended March 31, 2021:

	Options	Warrants	RSUs
Outstanding at December 31, 2020	516,911	81,053	958,378
Granted	-	-	157,630
Exercised	(137,702)	(16,800)	(91,945)
Forfeited/Expired	(43,589)	-	(29,350)
Outstanding at March 31, 2021	335,620	64,253	994,713
Vested at March 31, 2021	161,575	64,253	265,697
Unvested at March 31, 2021	174,045	-	729,016

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 3 — CAPITAL RAISE AND LIQUIDITY

On February 11, 2021, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“Agent”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock to or through the Agent as its sales agent, having an aggregate offering price of up to $30,000,000. In the three months ended March 31, 2021, we sold a total of 471,970 shares of common stock under this Sales Agreement for total proceeds of approximately $16.5 million, net of estimated transaction costs. As of March 31, 2021, $87,000 in transaction costs was included in accounts payable.

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company has finance leases to purchase computer equipment. The amortization expense of the leased equipment is included in depreciation expense. As of March 31, 2021 and December 31, 2020, the Company’s outstanding finance lease obligations totaled $50,000 and $61,000, respectively. The effective interest rate of the finance leases is estimated at 6.0% based on the implicit rate in the lease agreements.

The following summarizes the assets acquired under finance leases, included in property and equipment:

(in thousands)	March 31, 2021	December 31, 2020
Computer equipment	$159	$177
Less: accumulated depreciation	(118)	(116)
Assets acquired under finance leases, net	$41	$61

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

The Company made operating lease payments in the amount of $65,000 during the three months ended March 31, 2021.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS (continued)

The following summarizes the total lease liabilities and remaining future minimum lease payments at March 31, 2021 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total
2021 (9 months remaining)	$35	$197	$232
2022	16	257	273
2023	1	118	119
2024	-	81	81
Total minimum lease payments	52	653	705
Less: present value discount	(2)	(53)	(55)
Total lease liabilities	50	$600	$650
Current portion of lease liabilities	40	$234	$274
Long term portion of lease liabilities	$10	$366	$376

The following summarizes expenses associated with our finance and operating leases for the three months ended March 31, 2021 (in thousands):

Finance lease expenses:
Depreciation expense	$13
Interest on lease liabilities	1
Total Finance lease expense	14
Operating lease expense	64
Short-term lease and related expenses	53
Total lease expenses	$131

The following table provides information about the remaining lease terms and discount rates applied as of March 31, 2021:

Weighted average remaining lease term (years)
Operating Leases	2.73
Finance Leases	1.28
Weighted average discount rate (%)
Operating Leases	6.00
Finance Leases	6.00

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 5 — DEBT

Term loan

On April 15, 2020, the Company entered into a loan agreement in the amount of $1,302,000 with Liberty Capital Bank (“Lender”) pursuant to the Paycheck Protection Program (“PPP Loan”) of the CARES Act, which is administered by the Small Business Administration (“SBA”). Pursuant to the terms of the PPP Loan, principal and interest payments are deferred until the date on which the SBA either remits to the Lender the amount of the PPP Loan that will be forgiven by the SBA or notifies the Lender that the PPP Loan or a portion thereof will not be forgiven. The loan has a maturity of two years and bears an interest rate of 1.0% per annum. The PPP Loan is not collateralized and is not personally guaranteed. No fees were charged in connection with the loan. All or a portion of the PPP Loan may be forgiven upon SBA’s approval of the Company’s pending forgiveness application. As of March 31, 2021, the outstanding principal balance of the PPP Loan totaled $1,302,000 and accrued interest thereon totaled $13,000.

Outstanding principal balances on debt consisted of the following:

(in thousands)	March 31, 2021
Term Loan	$1,302
Less: Short term portion	(438)
Long term portion of debt	$864

NOTE 6 — SERIES A CONVERTIBLE PREFERRED STOCK

As of March 31, 2021 and December 31, 2020, the Company had 90,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) outstanding. These shares of Preferred Stock were issued at $10 per share (the “stated value”), accrue 5% in cumulative annual dividends, and are convertible into the Company’s common stock at a price of $4.385 per share. For the three months ended March 31, 2021, preferred stockholders collectively earned, but were not paid, dividends totaling approximately $11,000, which were equivalent to 2,530 shares of common stock based on a conversion price of $4.385 per share. As of March 31, 2021 and December 31, 2020, cumulative and unpaid dividends were approximately $266,000 and approximately $255,000, respectively, which is equivalent to 60,758 and 58,288 shares of common stock, respectively, based on a conversion price of $4.385 per share.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

In addition, the holders of Preferred Stock have a liquidation preference for purposes of which the Preferred Stock would be valued at $10 per share plus accrued cumulative annual dividends. At March 31, 2021 and December 31, 2020, the liquidation preference was valued at $1,166,000 and $1,155,000, respectively. In the event of any liquidity event, holders of Preferred Stock shall be entitled to be paid their liquidation preference out of the assets of the Company legally available before any sums shall be paid to holders of common stock.

The Company is entitled to redeem any or all of the outstanding shares of Preferred Stock at a per share price equal to 125% of the stated value, plus accumulated dividends, payable in cash. As of March 31, 2021, the aggregate amount to redeem all outstanding shares of Preferred Stock was $1,391,000.

NOTE 7 — RELATED PARTY TRANSACTIONS

We lease office space in Scottsdale, AZ from a company controlled by our Executive Chairman. For the three-month period ended March 31, 2021, rent payments for this office space totaled $17,000.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

In the second quarter of 2020, the Company entered into a membership agreement to occupy shared office space in Portland, Oregon through August 2021. Fees due under the membership agreement are based on the number of contracted seats and the use of optional office services. As of March 31, 2021, minimum fees due under this shared office arrangement totaled $21,000.

The Company also occupies shared office space in New York, NY under a membership agreement which ends in July 2021. As of March 31, 2021, minimum fees due under this shared office arrangement totaled $35,000.

Litigation

We may become involved in various routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

NOTE 9 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after March 31, 2021 and based on our evaluation we did not identify any events that would have required recognition or disclosure in these financial statements, except for the following.

On May 10, 2021, the board of directors authorized the redemption of all 90,000 shares of the outstanding Series A Convertible Preferred Stock on May 25, 2021, the redemption date, at a per share price of $15.5356. The Preferred Stock may be converted to common stock at the option of the holder at any time prior to the redemption date. The maximum aggregate redemption price payable in cash on the redemption date is $1,398,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with our financial statements and related notes in Part I, Item 1 of this report.

As used in this quarterly report, the terms “we,” “us,” “our” and similar references refer to AudioEye, Inc. and our wholly-owned subsidiary, unless otherwise indicated.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you may be able to identify forward-looking statements by terms such as “may,” “should,” “will,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential” or “continue,” the negative of these terms and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which they are made.

Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to:

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

Readers of this report are cautioned not to rely on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. This cautionary note is applicable to all forward-looking statements contained in this report.

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

The AudioEye Solutions

At its core, AudioEye’s provides an always-on testing, remediation, and monitoring solution that continually improves conformance with WCAG. This in turn helps businesses and organizations comply with WCAG standards as well as applicable U.S. and foreign accessibility laws. Our technology is capable of immediately identifying and fixing most of the common accessibility errors and addresses a wide range of disabilities including dyslexia, color blindness, epilepsy and more. AudioEye also offers additional solutions to provide for enhanced compliance and accessibility including periodic manual auditing, manual remediations and legal support services. Our solutions may be purchased through a subscription service on a month-to-month basis or with one or multi-year terms. We also offer PDF remediation services and Native Mobile App audit reports to help our customers with their digital accessibility needs.

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

Our Annual Report filed on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 11, 2021 provides additional information about our business and operations.

Results of Operations

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three months ended March 31, 2021 with the three months ended March 31, 2020.

Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Three months ended March 31,		Favorable / (Unfavorable) Change
(in thousands)	2021	2020	$	%
Revenue	$5,788	$4,261	$1,527	36%
Cost of revenue	1,353	1,320	(33)	(3)%
Gross profit	4,435	2,941	1,494	51%
Operating expenses:
Selling and marketing	2,754	1,818	(936)	(51)%
Research and development	1,032	333	(699)	(210)%
General and administrative	3,410	2,432	(978)	(40)%
Total operating expenses	7,196	4,583	(2,613)	(57)%
Operating loss	(2,761)	(1,642)	(1,119)	(68)%
Other income (expense):
Change in fair value of warrant liability	-	28	(28)	(100)%
Interest expense	(4)	(50)	46	92%
Total other income (expense)	(4)	(22)	18	82%
Net loss	$(2,765)	$(1,664)	$(1,101)	(66)%

Revenue

The following tables present our revenues disaggregated by sales channel:

	Three months ended March 31,		Favorable / (Unfavorable) Change
(in thousands)	2021	2020	$	%
Partner and Marketplace	$3,178	$1,874	$1,304	70%
Enterprise	2,610	2,387	223	9%
Total revenues	$5,788	$4,261	$1,527	36%

Partner and Marketplace channel consists of our CMS partners, platform & agency partners, authorized resellers and the Marketplace. This channel serves small & medium sized businesses that are on a partner or reseller’s web-hosting platform or that purchase our solutions from our Marketplace.

Enterprise channel consists of our larger customers and organizations, including those with non-platform custom websites, who generally engage directly with AudioEye sales personnel for custom pricing and solutions. This channel also includes federal, state and local government agencies.

For the three months ended March 31, 2021, total revenue increased by 36% over the prior year comparable period. We experienced revenue growth in both of our sales channels. The increase in Partner and Marketplace channel revenue was a result of our continued focus on highly transactional industry verticals to achieve higher penetration within our existing partnerships. The increase in Enterprise channel revenue was driven primarily by growth in our managed solutions.

Cost of Revenue and Gross Profit

	Three months ended March 31,		Favorable / (Unfavorable) Change
(in thousands)	2021	2020	$	%
Revenue	$5,788	$4,261	$1,527	36%
Cost of Revenue	1,353	1,320	(33)	(3)%
Gross profit	$4,435	$2,941	$1,494	51%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the three months ended March 31, 2021, cost of revenue increased by 3% over the prior year comparable period. This reflects an increase is cost of hosting fees and amortization of capitalized software development costs, partially offset by continuous efficiencies in other delivery support costs.

For the three months ended March 31, 2021, gross profit increased by 51% over the prior year comparable period. The increase in gross profit was a result of increased revenue and continued improvement in technology driven efficiencies as we scale, offset in part by higher costs to support the revenue growth.

Selling and Marketing Expenses

	Three months ended March 31,		Favorable / (Unfavorable) Change
(in thousands)	2021	2020	$	%
Selling and marketing	$2,754	$1,818	$(936)	(51)%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the three months ended March 31, 2021, selling and marketing expenses increased by 51% over the prior year comparable period. The increase in selling and marketing expenses resulted primarily from an increase in personnel costs, driven by focused talent acquisition, and higher digital and third-party marketing agency expenses as we continued to expand our business.

Research and Development Expenses

	Three months ended March 31,		Favorable / (Unfavorable) Change
(in thousands)	2021	2020	$	%
Research and development expense	$1,032	$333	$(699)	(210)%
Plus: Capitalized research and development cost	246	124	(122)	(98)%
Total research and development cost	$1,278	457	$(821)	(180)%

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

For the three months ended March 31, 2021, research and development expenses increased by 210% over the prior year comparable period. This was driven by increased investment in non-capitalizable R&D efforts related to our new product and platform development as we test and learn new capabilities and continuously enhance our offerings. For the three months ended March 31, 2021, capitalized research and development cost increased 98% over the prior year comparable period, driven by increased investment in our platforms and products as we continue to improve our technology and product delivery to help our customers and gain efficiencies as we scale. Total research and development cost, which includes both R&D expenses and capitalized R&D costs, increased 180% from the first quarter of 2020 to the first quarter of 2021.

General and Administrative Expenses

	Three months ended March 31,		Favorable / (Unfavorable) Change
(in thousands)	2021	2020	$	%
General and administrative	$3,410	$2,432	$(978)	(40)%

General and administrative expenses consist primarily of compensation and benefits related to our executives, corporate support functions and administrative staff, general corporate expenses including legal fees, and occupancy costs.

For the three months ended March 31, 2021, general and administrative expenses increased by 40% over the prior year comparable period. The increase in general and administrative expenses was due primarily to higher compensation costs, including stock-based compensation expense, driven by increased executive headcount to support the Company’s growth, systems infrastructure improvement and legal expenses towards corporate governance, litigation and intellectual property defense.

Change in fair value of warrant liability

	Three months ended March 31,		Favorable / (Unfavorable) Change
(in thousands)	2021	2020	$	%
Change in fair value of warrant liability	$-	$28	$(28)	(100)%

Change in fair value of warrant liability consists of fair value adjustments associated with warrants to purchase 146,667 shares of the Company’s common stock, which were issued in consideration for the credit facility extended by Sero Capital in the third quarter of 2019. In the third quarter of 2020, the warrants were fully exercised and the related liability was extinguished.

Interest Expense

	Three months ended March 31,		Favorable / (Unfavorable) Change
(in thousands)	2021	2020	$	%
Interest expense	$4	$50	$46	92%

Interest expense consists primarily of interest on our PPP Loan and finance lease liabilities. The higher interest expense for the three months ended March 31, 2020 was attributable to the amortization of deferred issuance costs associated with our line of credit, which expired in August 2020.

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

We define MRR as the sum of (i) for our Enterprise channel, the total of the average monthly recurring fee amount under each active paid contract at the date of determination, plus (ii) for our Partner and Marketplace channel, the recognized monthly fee amount for all paying customers at the date of determination, in each case, assuming no changes to the subscription and without taking into account any usage above the subscription or recurring revenue base, if any, that may be applicable to such subscription. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are cancelable, which may impact future MRR. MRR excludes revenue from our PDF remediation services business and Mobile App report business. As of March 31, 2021, MRR was about $1.9 million, which represents an increase of 36% year-over-year driven primarily by our Partner and Marketplace channel.

Use of Non-GAAP Financial Measures

From time to time, we review adjusted financial measures that assist us in comparing our operating performance consistently over time, as such measures remove the impact of certain items, as applicable, such as our capital structure (primarily interest charges), items outside the control of the management team (taxes), and expenses that do not relate to our core operations, including transaction-related expenses and other costs that are expected to be non-recurring. In order to provide investors with greater insight, and allow for a more comprehensive understanding of the information used in our financial and operational decision-making, the Company has supplemented the Financial Statements presented on a GAAP basis in this Quarterly Report on Form 10-Q with the following non-GAAP financial measures: Non-GAAP earnings (loss) and Non-GAAP earnings (loss) per diluted share.

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

Non-GAAP Earnings (Loss) and Non-GAAP Earnings (Loss) per Diluted Share

We define: (i) Non-GAAP earnings (loss) as net income (loss), less non-cash valuation adjustments to liabilities, plus interest expense, plus stock-based compensation expense, plus loss on impairment of long-lived assets and plus loss on disposal of property and equipment; and (ii) Non-GAAP earnings (loss) per diluted share as net income (loss) per diluted common share, less non-cash valuation adjustments to liabilities, plus interest expense, plus stock-based compensation expense plus loss on impairment of long-lived assets and plus loss on disposal of property and equipment, each on a per share basis. Non-GAAP earnings per diluted share would include incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position. However, no incremental shares apply when there is a Non-GAAP loss per diluted share, as is the case for the periods presented in this Quarterly Report on Form 10-Q.

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

	Three months ended March 31,
(in thousands, except per share data)	2021	2020
Non-GAAP Earnings (Loss) Reconciliation
Net loss (GAAP)	$(2,765)	$(1,664)
Non-cash valuation adjustments to liabilities	-	(28)
Interest expense	4	50
Stock-based compensation expense	1,781	256
Loss on impairment of long-lived assets	10	-
Loss on disposal of property and equipment	7	-
Non-GAAP loss	$(963)	$(1,386)

Non-GAAP Earnings (Loss) per Diluted Share Reconciliation
Net loss per common share (GAAP) — diluted	$(0.27)	$(0.19)
Non-cash valuation adjustments to liabilities	-	-
Interest expense	-	0.01
Stock-based compensation expense	0.18	0.02
Loss on impairment of long-lived assets	-	-
Loss on disposal of property and equipment	-	-
Non-GAAP loss per diluted share (1)	$(0.09)	$(0.16)
Diluted weighted average shares (2)	10,457	8,887

(1)	Non-GAAP earnings per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.

(2)	The number of diluted weighted average shares used for this calculation is the same as the weighted average common shares outstanding share count when the Company reports a GAAP and non-GAAP net loss.

Liquidity and Capital Resources

Working Capital

As of March 31, 2021, we had $25,836,000 in cash and working capital of $20,703,000. The increase in working capital in the three months ended March 31, 2021 was primarily a result of capital raised under the previously announced At The Market offering (“ATM offering”) initiated in the first quarter of 2021. In the three months ended March 31, 2021, the Company issued 471,970 shares of its common stock under the ATM offering and raised $16,534,000, net of transaction expenses, including $87,000 that remained unpaid as of March 31, 2021. We intend to use the net proceeds from this offering for working capital and general corporate purposes.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital.

(in thousands)	March 31, 2021	December 31, 2020
Current assets	$30,420	$14,631
Current liabilities	(9,717)	(9,015)
Working capital	$20,703	$5,616

Cash Flows

	Three months ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$652	$(54)
Net cash used in investing activities	(296)	(124)
Net cash provided by financing activities	16,385	(9)
Net increase (decrease) in cash	$16,741	$(187)

For the three months ended March 31, 2021, in relation to the prior year comparable period, cash provided by operating activities increased primarily due to an increase in our paying customer base leading to our revenue growth. The effect of higher collections from this expanded customer base was partially offset by the increased personnel and sales and marketing costs, primarily driven by the increase in headcount and related expenses and higher consulting and third-party costs to support the Company’s growth.

For the three months ended March 31, 2021, in relation to the prior year comparable period, cash used in investing activities increased primarily due to investment in new technologies for enhancements to our legacy solutions, product development, as well as patents costs to protect our intellectual property and solidify our portfolio.

For the three months ended March 31, 2021, in relation to the prior year comparable period, cash provided by financing activities increased primarily due to capital raised under the ATM Offering initiated in the first quarter of 2021. In the three months ended March 31, 2021, the Company issued 471,970 shares of its common stock under the ATM offering and raised $16,534,000, net of transaction expenses, including $87,000 that remained unpaid as of March 31, 2021. We intend to use the proceeds from this offering for working capital and general corporate purposes, including the implementation of our business plan and growth of current operations. This increase was partially offset by a $373,000 tax payment in connection with the settlement of 55,000 RSUs with market conditions held by our Interim Chief Executive Officer, in exchange for the surrender of 15,651 shares of the Company’s common stock.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by our management’s application of accounting policies.

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, relate to revenue recognition, allowance for doubtful accounts, capitalized software development costs, and stock-based compensation. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Interim Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. In light of the material weaknesses noted in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), which could materially affect our business, financial condition and results of operations.  The risks described in our 2020 Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2021:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price	Announced Plans or	under the Plans or
	(1)	Paid per Share	Programs	Programs
January 1 - January 31	15,651	$23.86	-	-
February 1 - February 28	-	-	-	-
March 1 - March 31	-	-	-	-
Total	15,651	$23.86	-	-

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock that vested during the three months ended October 31, 2019.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of AudioEye, Inc., dated as of May 20, 2005 (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of February 12, 2010 (1)

3.3	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of August 16, 2012 (2)

3.4	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of March 26, 2014 (3)

3.5	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of August 1, 2018 (4)

3.6	Certificate of Designations - Series A Convertible Preferred Stock (5)

3.7	Amended and Restated ByLaws as of August 13, 2020 (6)

10.1	Performance Stock Unit Agreement, dated March 11, 2021 between the Company and David Moradi (7)

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

*	Filed herewith.

(1)	Incorporated by reference to Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 21, 2011 (File No. 333-177463).

(2)	Incorporated by reference to Form S-1/A, filed with the SEC on October 1, 2012 (File No. 333-177463).

(3)	Incorporated by reference to Form 10-K, filed with the SEC on March 31, 2014.

(4)	Incorporated by reference to Form 8-K, filed with the SEC on August 7, 2018.

(5)	Incorporated by reference to Form 10-K, filed with the SEC on March 30, 2020.

(6)	Incorporated by reference to Form 8-K/A, filed with the SEC on September 24, 2020.

(7)	Incorporated by reference to Form 8-K, filed with the SEC on March 15, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	May 13, 2021	By:	/s/ David Moradi
David Moradi
Principal Executive Officer

Date:	May 13, 2021	By:	/s/ Sachin Barot
Sachin Barot
Principal Financial Officer