Form 10-Q
period 2021-06-30
AUDIOEYE INC
filed 2021-08-11
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧     No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

As of August 6, 2021, 11,336,551 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of June 30, 2021 and December 31, 2020 and for the three-and six-month periods ended June 30, 2021 and 2020 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. Certain prior period amounts have been reclassified to conform to current period classification. The Company presents its unaudited financial statements, notes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2021	2020

ASSETS
Current assets:
Cash	$24,751	$9,095
Accounts receivable, net of allowance for doubtful accounts of $146 and $79, respectively	3,762	5,096
Deferred costs, short term	142	152
Prepaid expenses and other current assets	453	288
Total current assets	29,108	14,631

Property and equipment, net of accumulated depreciation of $244 and $209, respectively	153	91
Right of use assets	508	617
Deferred costs, long term	66	77
Intangible assets, net of accumulated amortization of $4,876 and $4,328, respectively	2,483	2,137
Goodwill	701	701
Total assets	$33,019	$18,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,175	$2,190
Finance lease liabilities	69	49
Operating lease liabilities	240	229
Deferred revenue	5,972	6,328
Term loan, short term	—	219
Total current liabilities	9,456	9,015

Long term liabilities:
Finance lease liabilities	71	12
Operating lease liabilities	304	427
Deferred revenue	34	83
Term loan, long term	—	1,083
Total liabilities	9,865	10,620

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Series A Convertible Preferred Stock, $0.00001 par value, 200 shares designated, zero and 90 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	1
Common stock, $0.00001 par value, 50,000 shares authorized, 11,277 and 10,130 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	84,786	64,716
Accumulated deficit	(61,633)	(57,084)
Total stockholders' equity	23,154	7,634

Total liabilities and stockholders' equity	$33,019	$18,254

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$6,021	$5,283	$11,809	$9,544

Cost of revenue	1,512	1,607	2,865	2,927

Gross profit	4,509	3,676	8,944	6,617

Operating expenses:
Selling and marketing	3,380	1,705	6,134	3,523
Research and development	1,307	265	2,339	598
General and administrative	2,917	2,556	6,327	4,988
Total operating expenses	7,604	4,526	14,800	9,109

Operating loss	(3,095)	(850)	(5,856)	(2,492)

Other income (expense):
Change in fair value of warrant liability	—	(501)	—	(473)
Gain on loan forgiveness	1,316	—	1,316	—
Interest expense	(5)	(56)	(9)	(106)
Total other income (expense)	1,311	(557)	1,307	(579)

Net loss	(1,784)	(1,407)	(4,549)	(3,071)

Dividends on Series A Convertible Preferred Stock	(58)	(12)	(69)	(26)

Net loss available to common stockholders	$(1,842)	$(1,419)	$(4,618)	$(3,097)

Net loss per common share-basic and diluted	$(0.17)	$(0.16)	$(0.43)	$(0.35)

Weighted average common shares outstanding-basic and diluted	10,992	8,937	10,726	8,907

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(unaudited)

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	10,130	$1	90	$1	$64,716	$(57,084)	$7,634
Issuance of common stock for cash, net of transaction expenses	472	—	—	—	16,534	—	16,534
Common stock issued upon exercise of warrants and options on a cash basis	22	—	—	—	148	—	148
Common stock issued upon exercise of warrants and options on a cashless basis	121	—	—	—	—	—	—
Common stock issued upon settlement of restricted stock units	92	—	—	—	—	—	—
Issuance of common stock for services	2	—	—	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(16)	—	—	—	(373)	—	(373)
Stock-based compensation	—	—	—	—	1,781	—	1,781
Net loss	—	—	—	—	—	(2,765)	(2,765)
Balance, March 31, 2021	10,823	$1	90	$1	$82,806	$(59,849)	$22,959
Common stock issued upon conversion of preferred stock	279	—	(90)	(1)	1	—	—
Common stock issued upon exercise of warrants and options on a cash basis	53	—	—	—	255	—	255
Common stock issued upon exercise of warrants and options on a cashless basis	33	—	—	—	—	—	—
Common stock issued upon settlement of restricted stock units	78	—	—	—	—	—	—
Issuance of common stock for services	13	—	—	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(2)	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	—	—	1,763	—	1,763
Net loss	—	—	—	—	—	(1,784)	(1,784)
Balance, June 30, 2021	11,277	$1	—	$—	$84,786	$(61,633)	$23,154

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	8,877	$1	105	$1	$51,490	$(49,926)	$1,566
Stock-based compensation	—	—	—	—	256	—	256
Net loss	—	—	—	—	—	(1,664)	(1,664)
Balance, March 31, 2020	8,877	$1	105	$1	$51,746	$(51,590)	$158
Common stock issued upon conversion of preferred stock	14	—	(5)	—	—	—	—
Common stock issued in exchange for exercise of warrants and options on a cashless basis	177	—	—	—	—	—	—
Common stock issued in exchange for options exercised on a cash basis	45	—	—	—	44	—	44
Stock-based compensation	—	—	—	—	659	—	659
Net loss	—	—	—	—	—	(1,407)	(1,407)
Balance, June 30, 2020	9,113	$1	100	$1	$52,449	$(52,997)	$(546)

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,549)	$(3,071)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	600	411
Loss on impairment of long-lived assets	10	—
Loss on disposal of property and equipment	12	—
Stock-based compensation expense	3,544	915
Amortization of deferred commissions	99	111
Amortization of debt issuance costs	—	110
Amortization of right of use assets	109	103
Change in fair value of warrant liability	—	473
Gain on loan forgiveness	(1,316)	—
Provision for accounts receivable	76	30
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	1,258	(936)
Prepaid expenses and other assets	(243)	(92)
Accounts payable and accruals	984	1,536
Operating lease liability	(112)	(102)
Deferred revenue	(405)	(279)
Net cash provided by (used in) operating activities	67	(791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Software development costs	(843)	(370)
Patent costs	(50)	—
Net cash used in investing activities	(893)	(370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering, net of transaction costs	16,534	—
Proceeds from term loan	—	1,302
Proceeds from exercise of options and warrants	403	44
Payments related to settlement of employee shared-based awards	(412)	—
Repayments of finance leases	(43)	(27)
Net cash provided by financing activities	16,482	1,319

Net increase in cash	15,656	158
Cash-beginning of period	9,095	1,972
Cash-end of period	$24,751	$2,130

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

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

We determine revenue recognition through the following five steps:

●	Identify the contract with the customer;
●	Identify the performance obligations in the contract;

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

●	Determine the transaction price;
●	Allocate the transaction price to the performance obligations in the contract; and
●	Recognize revenue when, or as, the performance obligations are satisfied.

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

Non-subscription revenue consists of PDF remediation, Mobile App report and is recognized upon delivery. Consideration payable under these arrangements is based on usage.

The following table presents our revenues disaggregated by sales channel:

	Six months ended
	June 30,
(in thousands)	2021	2020
Partner and Marketplace	$6,552	$4,232
Enterprise	5,257	5,312
Total revenues	$11,809	$9,544

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

The table below summarizes our deferred revenue as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(in thousands)	2021	2020
Deferred revenue - current	$5,972	$6,328
Deferred revenue - noncurrent	34	83
Total deferred revenue	$6,006	$6,411

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In the six-month period ended June 30, 2021 we recognized $4,537,000, or 71%, in revenue from deferred revenue outstanding as of December 31, 2020.

In the three months ended June 30, 2021, two customers (including affiliates of such customers) accounted for 20% and 10%, respectively, of our total revenue. In the six months ended June 30, 2021, three customers (including affiliates of such customers) accounted for 20%, 10%, and 10%, respectively, of our total revenue. In the three and six months ended June 30, 2020, one customer accounted for 16%, and 17%, respectively, of our total revenue.

Three customers represented 19%, 14% and 11%, respectively, of total accounts receivable as of June 30, 2021. Three customers with long standing relationships with the Company represented 25%, 13% and 13%, respectively, of total accounts receivable as of December 31, 2020.

Deferred Costs (Contract acquisition costs)

We capitalize initial and renewal sales commissions in the period in which the commission is earned, which generally occurs when a customer contract is obtained, and amortize deferred commission costs on a straight-line basis over the expected period of benefit, which we have deemed to be the contract term, except when the commission payment is expected to provide economic benefit for a period longer than the contract term, such as for new customer or incremental sales where renewals are expected, and renewal commissions are not commensurate with initial commissions. As a practical expedient, we expense sales commissions as incurred when the amortization period of related deferred commission costs would have been one year or less.

The table below summarizes the deferred commission costs as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(in thousands)	2021	2020
Deferred costs - current	$142	$152
Deferred costs - noncurrent	66	77
Total deferred costs	$208	$229

Amortization expense associated with sales commissions was included in selling and marketing expenses on the statements of operations and totaled $52,000 and $99,000 for the three- and six-month periods ended June 30, 2021, respectively, and $55,000 and $111,000 for the three- and six-month periods ended June 30, 2020, respectively. There were no impairment losses for these capitalized costs for the three and six months ended June 30, 2021 and 2020.

Stock-Based Compensation

The Company periodically issues options, warrants, restricted stock units (“RSUs”), and shares of its common stock as compensation for services received from its employees, directors, and consultants. The fair value of the award is measured on the grant date. The fair value amount is then recognized as expense over the requisite vesting period during which services are required to be provided in exchange for the award. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table summarizes the stock-based compensation expense recorded for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Stock Options	$226	$36	$375	$121
RSUs	1,284	623	2,882	794
Unrestricted Shares of Common Stock	253	—	287	—
Total	$1,763	$659	$3,544	$915

As of June 30, 2021, the outstanding unrecognized stock-based compensation expense related to options and RSUs was $1,318,000 and $12,440,000, respectively, which may be recognized through March 2026, subject to achievement of service, performance, and market conditions

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In the first quarter of 2021, we granted 100,000 RSUs with performance-based and market-based conditions to our Interim Chief Executive Officer (“CEO”). The performance condition for 50,000 of such RSUs is based on the achievement of Monthly Recurring Revenue (“MRR”) targets. In the six months ended June 30, 2021, stock-based compensation expense associated with performance-based RSUs awarded to our CEO in current and previous years was zero and $311,000, respectively. We did not record any stock-based compensation expense related to the 50,000 performance-based RSUs awarded to our CEO in 2021 as the achievement of performance targets during the requisite period was not deemed probable. The Company will continue to reassess the probability of achieving the performance conditions in future periods and record the appropriate expense if necessary. The market condition for the remaining 50,000 RSUs in the award is based on the Company’s stock price targets. The Company used a Monte Carlo simulation to determine the grant-date fair value for the market-based RSUs. The weighted-average assumptions used in the Monte-Carlo simulation were as follows: 5-year historical volatility of 116.95%, 5-year risk-free rate of 0.79%, and a performance period of 5 years. The Company recorded $1,056,000 in stock-based compensation expense associated to market-based RSUs in the six months ended June 30, 2021, $277,000 of which were related to RSUs granted in the current fiscal year.

Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted EPS is calculated based on the net income (loss) available to common stockholders and the weighted average number of shares of common stock outstanding during the period, adjusted for the effects of all potential dilutive common stock issuances related to options, warrants, restricted stock units and convertible preferred stock. The dilutive effect of our stock-based awards and warrants is computed using the treasury stock method, which assumes all stock-based awards and warrants are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (i.e., the difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. The dilutive effect of our convertible preferred stock is computed using the if-converted method, which assumes conversion at the beginning of the year. However, when a net loss exists, no potential common stock equivalents are included in the computation of the diluted per-share amount because the computation would result in an anti-dilutive per-share amount.

Potentially dilutive securities outstanding as of June 30, 2021 and 2020, which were excluded from the computation of basic and diluted net loss per share for the years then ended, are as follows:

	June 30,
( in thousands)	2021	2020
Preferred stock (1)	—	287
Options	274	749
Warrants	45	283
Restricted stock units	1,125	752
Total	1,444	2,071
(1)	Represents number of shares of common stock that are issuable upon conversion of outstanding shares of Series A Convertible Preferred Stock.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the stock option, warrants, and RSUs activity for the six months ended June 30, 2021:

	Options	Warrants	RSUs
Outstanding at December 31, 2020	516,911	81,053	958,378
Granted	39,186	—	451,435
Exercised/Settled	(220,708)	(29,280)	(169,939)
Forfeited/Expired	(61,498)	(7,200)	(114,594)
Outstanding at June 30, 2021	273,891	44,573	1,125,280
Vested at June 30, 2021	112,313	44,573	303,905
Unvested at June 30, 2021	161,578	—	821,375

NOTE 3 — CAPITAL RAISE AND LIQUIDITY

On February 11, 2021, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“Agent”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock to or through the Agent as its sales agent, having an aggregate offering price of up to $30,000,000. In the six months ended June 30, 2021, we sold a total of 471,970 shares of common stock under this Sales Agreement for total proceeds of approximately $16.5 million, net of estimated transaction costs.

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company has finance leases to purchase computer equipment. The amortization expense of the leased equipment is included in depreciation expense. As of June 30, 2021 and December 31, 2020, the Company’s outstanding finance lease obligations totaled $140,000 and $61,000, respectively. The effective interest rate of the finance leases is estimated at 6.0% based on the implicit rate in the lease agreements.

The following summarizes the assets acquired under finance leases, included in property and equipment:

	June 30,	December 31,
(in thousands)	2021	2020
Computer equipment	$282	$177
Less: accumulated depreciation	(146)	(116)
Assets acquired under finance leases, net	$136	$61

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

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

In addition, the Company entered into membership agreements to occupy shared office space in New York, Austin, Texas, and Portland, Oregon. The membership agreements do not qualify as a lease under ASC 842 as the owner has substantive substitution rights, therefore the Company expenses membership fees as they are incurred. See Note 8 - Commitments and Contingencies for further details on our shared office arrangements.

The Company made operating lease payments in the amount of $130,000 during the six months ended June 30, 2021.

The following summarizes the total lease liabilities and remaining future minimum lease payments at June 30, 2021 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total
2021 (6 months remaining)	$42	$132	$174
2022	61	257	318
2023	40	118	158
2024	7	81	88
Total minimum lease payments	150	588	738
Less: present value discount	(10)	(44)	(54)
Total lease liabilities	140	544	684
Current portion of lease liabilities	69	240	309
Long term portion of lease liabilities	$71	$304	$375

The following summarizes expenses associated with our finance and operating leases for the six months ended June 30, 2021 (in thousands):

Finance lease expenses:
Depreciation expense	$42
Interest on lease liabilities	4
Total Finance lease expense	46
Operating lease expense	128
Short-term lease and related expenses	104
Total lease expenses	$278

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS (continued)

The following table provides information about the remaining lease terms and discount rates applied as of June 30, 2021:

Weighted average remaining lease term (years)
Operating Leases	2.52
Finance Leases	2.26
Weighted average discount rate (%)
Operating Leases	6.00
Finance Leases	6.00

NOTE 5 — DEBT

Term loan

On April 15, 2020, the Company entered into a loan agreement in the amount of $1,302,000 with Liberty Capital Bank (“Lender”) pursuant to the Paycheck Protection Program (“PPP Loan”) of the CARES Act, which is administered by the Small Business Administration (“SBA”). The loan had a maturity of two years and bore an interest rate of 1.0% per annum. In the second quarter of 2021, the SBA approved the Company’s PPP Loan forgiveness application and paid to the Lender the full amount of the PPP Loan and accrued interest thereon on the Company’s behalf, releasing AudioEye from any obligations. In connection with the full forgiveness of the outstanding principal and interest on our PPP Loan, we recorded a $1,316,000 gain on loan forgiveness in the six months ended June 30, 2021.

NOTE 6 — SERIES A CONVERTIBLE PREFERRED STOCK

In the second quarter of 2021, all 90,000 shares of the outstanding Series A Convertible Preferred Stock (the “Preferred Stock”) were converted to common stock prior to their authorized redemption date of May 25, 2021, as previously announced by the Company. In connection with the Preferred Stock conversion, we issued 279,137 shares of our common stock.  As of June 30, 2021, there were no shares of Preferred Stock outstanding.

NOTE 7 — RELATED PARTY TRANSACTIONS

In the second quarter of 2021, we terminated the lease with a company controlled by our Executive Chairman and closed our Scottsdale, AZ office. For the three- and six-month period ended June 30, 2021, rent payments for this office space totaled $7,000 and $24,000, respectively.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

The Company occupies shared office space in New York, NY, Portland, OR, and Austin, TX under membership agreements which ends in July 2021, August 2021 and May 2022, respectively. Fees due under these membership agreements are based on the number of contracted seats and the use of optional office services. As of June 30, 2021, minimum fees due under these shared office arrangements totaled $72,000.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 8 — COMMITMENTS AND CONTINGENCIES (continued)

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

Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to:

●	the adverse impact of the COVID-19 pandemic on our business and results of operations;
●	the uncertain market acceptance of our existing and future products;
●	our need for, and the availability of, additional capital in the future to fund our operations and the development of new products;
●	the success, timing and financial consequences of new strategic relationships or licensing agreements we may enter into;
●	rapid changes in Internet-based applications that may affect the utility and commercial viability of our products;
●	the timing and magnitude of expenditures we may incur in connection with our ongoing product development activities;
●	the level of competition from our existing competitors and from new competitors in our marketplace; and
●	the regulatory environment for our products and services.

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

Background

AudioEye, Inc. (“AudioEye” or the “Company”) was formed as a Delaware corporation on May 20, 2005. On August 1, 2018, the Company amended its Certificate of Incorporation to implement a reverse stock split in the ratio of 1 share for every 25 shares of common stock and to reduce the number of authorized shares of common stock from 250,000,000 to 50,000,000. As a result, 186,994,384 shares of the Company’s common stock were exchanged for 7,479,775 shares of the Company’s common stock.

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

AudioEye primarily generates revenue through the sale of subscriptions for our software-as-a-service (“SaaS”) accessibility solutions. Our solutions are backed by AudioEye’s machine-learning/AI-driven technology that finds and fixes common accessibility errors. Our core and supplemental solutions are designed to help websites and applications achieve and sustain substantial conformance with AudioEye’s interpretation of the Web Content Accessibility Guidelines (“WCAG”) which are web accessibility standards published by the Web Accessibility Initiative of the World Wide Web Consortium, the main international standards organization for the internet. Our solutions help mitigate a customer’s risk of costly digital accessibility-related legal action. AudioEye customers may purchase solutions directly through the AudioEye Marketplace, through a platform partner or an agency, such as Duda, that integrates our solutions into their marketplace, through a vertical Content Management System (“CMS”) partner, through an authorized reseller, or by working directly with the AudioEye sales team. Our offerings serve businesses and organizations of all sizes and at all price points.

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

The AudioEye Solutions

At its core, AudioEye’s provides an always-on testing, remediation, and monitoring solution that continually improves conformance with WCAG. This in turn helps businesses and organizations comply with WCAG standards as well as applicable U.S. and foreign accessibility laws. Our technology is capable of immediately identifying and fixing most of the common accessibility errors and addresses a wide range of disabilities including dyslexia, color blindness, epilepsy and more. AudioEye also offers additional solutions to provide for enhanced compliance and accessibility, including periodic manual auditing, manual remediations and legal support services. Our solutions may be purchased through a subscription service on a month-to-month basis or with one or multi-year terms. We also offer PDF remediation services and Native Mobile App audit reports to help our customers with their digital accessibility needs.

Intellectual Property

Our intellectual property is primarily comprised of copyrights, trademarks, trade secrets, issued patents and pending patent applications. We have a patent portfolio comprised of nineteen (19) issued patents in the United States. We also have six (6) pending patent applications and two (2) international patent applications. The commercial value of these patents is unknown.

We plan to continue to invest in research and development and expand our portfolio of proprietary intellectual property.

Our Annual Report filed on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 11, 2021 provides additional information about our business and operations.

Results of Operations

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three and six months ended June 30, 2021 with the three and six months ended June 30, 2020.

Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Three months ended
	June 30,		Change
(in thousands)	2021	2020	$	%
Revenue	$6,021	$5,283	$738	14%
Cost of revenue	(1,512)	(1,607)	95	(6)%
Gross profit	4,509	3,676	833	23%
Operating expenses:
Selling and marketing	3,380	1,705	1,675	98%
Research and development	1,307	265	1,042	393%
General and administrative	2,917	2,556	361	14%
Total operating expenses	7,604	4,526	3,078	68%
Operating loss	(3,095)	(850)	(2,245)	264%
Other income (expense):
Change in fair value of warrant liability	—	(501)	501	(100)%
Gain on loan forgiveness	1,316	—	1,316	100%
Interest expense	(5)	(56)	51	(91)%
Total other income (expense)	1,311	(557)	1,868	335%
Net loss	$(1,784)	$(1,407)	$(377)	27%

	Six months ended
	June 30,		Change
(in thousands)	2021	2020	$	%
Revenue	$11,809	$9,544	$2,265	24%
Cost of revenue	(2,865)	(2,927)	62	(2)%
Gross profit	8,944	6,617	2,327	35%
Operating expenses:
Selling and marketing	6,134	3,523	2,611	74%
Research and development	2,339	598	1,741	291%
General and administrative	6,327	4,988	1,339	27%
Total operating expenses	14,800	9,109	5,691	62%
Operating loss	(5,856)	(2,492)	(3,364)	135%
Other income (expense):
Change in fair value of warrant liability	—	(473)	473	(100)%
Gain on loan forgiveness	1,316	—	1,316	100%
Interest expense	(9)	(106)	97	(92)%
Total other income (expense)	1,307	(579)	1,886	326%
Net loss	$(4,549)	$(3,071)	$(1,478)	48%

Revenue

The following tables present our revenues disaggregated by sales channel:

	Three months ended June 30,		Change
(in thousands)	2021	2020	$	%
Partner and Marketplace	$3,374	$2,358	$1,016	43%
Enterprise	2,647	2,925	(278)	(10)%
Total revenues	$6,021	$5,283	$738	14%

	Six months ended
	June 30,		Change
(in thousands)	2021	2020	$	%
Partner and Marketplace	$6,552	$4,232	$2,320	55%
Enterprise	5,257	5,312	(55)	(1)%
Total revenues	$11,809	$9,544	$2,265	24%

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

For the three and six months ended June 30, 2021, total revenue increased by 14% and 24%, respectively, over the prior year comparable periods. This increase in total revenues was driven by higher Partner and Marketplace channel revenue as a result of our continued focus on highly transactional industry verticals to achieve higher penetration within our existing partnerships. The decrease in Enterprise channel revenue was primarily due to timing of customer demand for our PDF remediation services, and was partially offset by the increase in recurring revenue sources, which were 11% and 12% higher in the three and six months ended June 30, 2021, respectively, than in the prior year comparable periods.

Cost of Revenue and Gross Profit

	Three months ended June 30,		Change
(in thousands)	2021	2020	$	%
Revenue	$6,021	$5,283	$738	14%
Cost of Revenue	(1,512)	(1,607)	95	(6)%
Gross profit	$4,509	$3,676	$833	23%

	Six months ended
	June 30,		Change
(in thousands)	2021	2020	$	%
Revenue	$11,809	$9,544	$2,265	24%
Cost of Revenue	(2,865)	(2,927)	62	(2)%
Gross profit	$8,944	$6,617	$2,327	35%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the three and six months ended June 30, 2021, cost of revenue decreased by 6% and 2%, respectively, from the prior year comparable periods. This slight decrease in cost of revenue is primarily due to a reduction in delivery support costs from continuous efficiencies, partially offset by an increase is cost of hosting fees and amortization of capitalized software development costs.

For the three and six months ended June 30, 2021, gross profit increased by 23% and 35%, respectively, over the prior year comparable periods. The increase in gross profit was a result of increased revenue and continued improvement in technology driven efficiencies as we scale, offset in part by higher costs to support the revenue growth.

Selling and Marketing Expenses

	Three months ended June 30,		Change
(in thousands)	2021	2020	$	%
Selling and marketing	$3,380	$1,705	$1,675	98%

	Six months ended
	June 30,		Change
(in thousands)	2021	2020	$	%
Selling and marketing	$6,134	$3,523	$2,611	74%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the three and six months ended June 30, 2021, selling and marketing expenses increased by 98% and 74%, respectively, over the prior year comparable periods. The increase in selling and marketing expenses resulted primarily from an increase in personnel costs, driven by focused talent acquisition, and higher digital and third-party marketing agency expenses as we continue to expand our business.

Research and Development Expenses

	Three months ended June 30,		Change
(in thousands)	2021	2020	$	%
Research and development expense	$1,307	$265	$1,042	393%
Plus: Capitalized research and development cost	597	246	351	143%
Total research and development cost	$1,904	$511	$1,393	273%

	Six months ended
	June 30,		Change
(in thousands)	2021	2020	$	%
Research and development expense	$2,339	$598	$1,741	291%
Plus: Capitalized research and development cost	843	370	473	128%
Total research and development cost	$3,182	$968	$2,214	229%

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

For the three and six months ended June 30, 2021, research and development expenses increased by 393% and 291%, respectively, over the prior year comparable periods. This increase was driven by higher investment in non-capitalizable R&D efforts related to our new product and platform development as we test and learn new capabilities and continuously enhance our offerings. For the three and six months ended June 30, 2021, capitalized research and development cost increased 143% and 128%, respectively, over the prior year comparable periods, driven by increased investment in our platforms and products as we continue to improve our technology and product delivery to help our customers and gain efficiencies as we scale. For the three and six months ended June 30, 2021, total research and development cost, which includes both R&D expenses and capitalized R&D costs, increased by 273% and 229%, respectively, over the prior year comparable periods.

General and Administrative Expenses

	Three months ended June 30,		Change
(in thousands)	2021	2020	$	%
General and administrative	$2,917	$2,556	$361	14%

	Six months ended
	June 30,		Change
(in thousands)	2021	2020	$	%
General and administrative	$6,327	$4,988	$1,339	27%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors, corporate support functions and administrative staff, general corporate expenses including legal fees, and occupancy costs.

For the three and six months ended June 30, 2021, general and administrative expenses increased by 14% and 27% over the prior year comparable period. The increase in general and administrative expenses was due primarily to higher compensation costs, including stock-based compensation expense, driven by increased headcount to support the Company’s growth, systems infrastructure improvement and legal expenses towards intellectual property litigation pursued by the Company.

Change in fair value of warrant liability

	Three months ended June 30,		Change
(in thousands)	2021	2020	$	%
Change in fair value of warrant liability	$—	$(501)	$501	(100)%

	Six months ended
	June 30,		Change
(in thousands)	2021	2020	$	%
Change in fair value of warrant liability	$—	$(473)	$473	(100)%

Change in fair value of warrant liability consists of fair value adjustments associated with warrants to purchase 146,667 shares of the Company’s common stock, which were issued in consideration for the credit facility extended by Sero Capital in the third quarter of 2019. In the third quarter of 2020, the warrants were fully exercised and the related liability was extinguished.

Gain on loan forgiveness

	Three and six months ended
	June 30,		Change
(in thousands)	2021	2020	$	%
Gain on loan forgiveness	$1,316	$—	$1,316	100%

In the second quarter of 2021, we recorded a $1,316,000 gain on loan forgiveness in connection with the full forgiveness of the outstanding principal and interest on our PPP Loan.

Interest Expense

	Three months ended June 30,		Change
(in thousands)	2021	2020	$	%
Interest expense	$5	$56	$(51)	(91)%

	Six months ended
	June 30,		Change
(in thousands)	2021	2020	$	%
Interest expense	$9	$106	$(97)	(92)%

Interest expense in the three and six months ended 2021 consists primarily of interest on our PPP Loan and finance lease liabilities. The higher interest expense for the three and six months ended June 30, 2020 was attributable to the amortization of deferred issuance costs associated with our line of credit, which expired in August 2020.

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

We define MRR as the sum of (i) for our Enterprise channel, the total of the average monthly recurring fee amount under each active paid contract at the date of determination, plus (ii) for our Partner and Marketplace channel, the recognized monthly fee amount for all paying customers at the date of determination, in each case, assuming no changes to the subscription and without taking into account any usage above the subscription or recurring revenue base, if any, that may be applicable to such subscription. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are cancelable, which may impact future MRR. MRR excludes revenue from our PDF remediation services business and Mobile App report business. As of June 30, 2021, MRR was about $2.0 million, which represents an increase of 25% year-over-year driven by both our Partner and Marketplace channel and Enterprise Channel.

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

Non-GAAP Earnings (Loss) and Non-GAAP Earnings (Loss) per Diluted Share

We define: (i) Non-GAAP earnings (loss) as net income (loss), less non-cash valuation adjustments to liabilities, plus interest expense, plus stock-based compensation expense, plus loss on impairment of long-lived assets, plus loss on disposal of property and equipment, and less gain on loan forgiveness; and (ii) Non-GAAP earnings (loss) per diluted share as net income (loss) per diluted common share, less non-cash valuation adjustments to liabilities, plus interest expense, plus stock-based compensation expense plus loss on impairment of long-lived assets, plus loss on disposal of property and equipment, and less gain on loan forgiveness, each on a per share basis. Non-GAAP earnings per diluted share would include incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position. However, no incremental shares apply when there is a Non-GAAP loss per diluted share, as is the case for the periods presented in this Quarterly Report on Form 10-Q.

Non-GAAP earnings (loss) and Non-GAAP earnings (loss) per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. All of the items adjusted in the Non-GAAP earnings (loss) to net loss and the related per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, such as stock-based compensation expense and valuation adjustments to assets and liabilities, management believes that investors may find it useful to assess our comparative operating performance without these items because the measures without such items are expected to be less susceptible to variances in actual performance resulting from expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Non-GAAP Earnings (Loss) Reconciliation
Net loss (GAAP)	$(1,784)	$(1,407)	$(4,549)	$(3,071)
Non-cash valuation adjustments to liabilities	—	501	—	473
Interest expense	5	56	9	106
Stock-based compensation expense	1,763	659	3,544	915
Loss on impairment of long-lived assets	—	—	10	—
Loss on disposal of property and equipment	5	—	12	—
Gain on loan forgiveness	(1,316)	—	(1,316)	—
Non-GAAP loss	$(1,327)	$(191)	$(2,290)	$(1,577)

Non-GAAP Earnings (Loss) per Diluted Share Reconciliation
Net loss per common share (GAAP) — diluted	$(0.17)	$(0.16)	$(0.43)	$(0.35)
Non-cash valuation adjustments to liabilities	—	0.06	—	0.05
Interest expense	—	0.01	—	0.01
Stock-based compensation expense	0.16	0.07	0.33	0.10
Loss on impairment of long-lived assets	—	—	—	—
Loss on disposal of property and equipment	—	—	—	—
Gain on loan forgiveness	(0.12)	—	(0.12)	—
Non-GAAP loss per diluted share (1)	$(0.13)	$(0.02)	$(0.22)	$(0.19)
Diluted weighted average shares (2)	10,992	8,937	10,726	8,907
(1)	Non-GAAP earnings per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.
(2)	The number of diluted weighted average shares used for this calculation is the same as the weighted average common shares outstanding share count when the Company reports a GAAP and non-GAAP net loss.

Liquidity and Capital Resources

Working Capital

As of June 30, 2021, we had $24,751,000 in cash and working capital of $19,652,000. The increase in working capital in the six months ended June 30, 2021 was primarily a result of capital raised under the previously announced At The Market offering (“ATM offering”) initiated in the first quarter of 2021. In the six months ended June 30, 2021, the Company issued 471,970 shares of its common stock under the ATM offering and raised $16,534,000, net of transaction expenses.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital.

(in thousands)	June 30, 2021	December 31, 2020
Current assets	$29,108	$14,631
Current liabilities	(9,456)	(9,015)
Working capital	$19,652	$5,616

Cash Flows

	Six months ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$67	$(791)
Net cash used in investing activities	(893)	(370)
Net cash provided by financing activities	16,482	1,319
Net increase in cash	$15,656	$158

For the six months ended June 30, 2021, in relation to the prior year comparable period, cash provided by operating activities increased primarily due to an increase in our paying customer base leading to our revenue growth. The effect of higher collections from this expanded customer base was partially offset by the increased personnel and sales and marketing costs, primarily driven by the increase in headcount and related expenses and higher digital, consulting and third-party costs to support the Company’s growth.

For the six months ended June 30, 2021, in relation to the prior year comparable period, cash used in investing activities increased primarily due to investment in new technologies for enhancements to our legacy solutions, product development, as well as patents costs to protect our intellectual property and solidify our portfolio.

For the six months ended June 30, 2021, in relation to the prior year comparable period, cash provided by financing activities increased primarily due to capital raised under the ATM Offering initiated in the first quarter of 2021. In the six months ended June 30, 2021, the Company issued 471,970 shares of its common stock under the ATM offering and raised $16,534,000, net of transaction expenses. We intend to use the proceeds from this offering for working capital and general corporate purposes, including the implementation of our business plan and growth of current operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that there is reasonable assurance that the information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, projections of any evaluation of effectiveness of our disclosure controls and procedures to future periods are subject to the risk that controls or procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls or procedures may deteriorate.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Interim Chief Executive Officer (Principal Executive Officer) and Executive Chairman (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. In light of the material weaknesses noted in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock during the three months ended June 30, 2021:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price	Announced Plans or	under the Plans or
	(1)	Paid per Share	Programs	Programs
April 1 - April 30	—	$—	—	—
May 1 - May 31	2,332	16.74	—	—
June 1 - June 30	428	16.79	—	—
Total	2,760	$16.75	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock units settled during the three months ended June 30, 2021.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of AudioEye, Inc., dated as of May 20, 2005 (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of February 12, 2010 (1)

3.3	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of August 16, 2012 (2)

3.4	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of March 26, 2014 (3)

3.5	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of August 1, 2018 (4)

3.6	Certificate of Designations - Series A Convertible Preferred Stock (5)

3.7

Certificate of Correction to the Certificate of Validation relating to the Series A Convertible Preferred Stock (included to correct a previously provided hyperlink that linked to an incorrect exhibit) (6)

3.8	Amended and Restated ByLaws as of August 13, 2020 (7)

10.1*	Amendment to Executive Employment Agreement dated May 18, 2021 between Dr. Carr Bettis and AudioEye, Inc.

10.2	Severance Agreement and General Release of All Claims, executed on June 10, 2021, between the Company and Sachin Barot (8)

10.3	Executive Employment Agreement, dated June 10, 2021, between the Company and Kelly Georgevich (9)

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)
*	Filed herewith.

(1)	Incorporated by reference to Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 21, 2011 (File No. 333-177463).
(2)	Incorporated by reference to Form S-1/A, filed with the SEC on October 1, 2012 (File No. 333-177463).
(3)	Incorporated by reference to Form 10-K, filed with the SEC on March 31, 2014.
(4)	Incorporated by reference to Form 8-K, filed with the SEC on August 7, 2018.
(5)	Incorporated by reference to Form 10-K, filed with the SEC on March 30, 2020.
(6)	Incorporated by reference to Form 8-K, filed with the SEC on June 25, 2021.
(7)	Incorporated by reference to Form 8-K/A, filed with the SEC on September 24, 2020.
(8)	Incorporated by reference to Form 8-K, filed with the SEC on June 11, 2021.
(9)	Incorporated by reference to Form 8-K, filed with the SEC on June 23, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	August 11, 2021	By:	/s/ David Moradi
David Moradi
Principal Executive Officer

Date:	August 11, 2021	By:	/s/ Dr. Carr Bettis
Dr. Carr Bettis
Principal Financial Officer