Form 10-Q
period 2021-09-30
AUDIOEYE INC
filed 2021-11-12
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 1, 2021, 11,354,397 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of September 30, 2021 and December 31, 2020 and for the three- and nine-month periods ended September 30, 2021 and 2020 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. Certain prior period amounts have been reclassified to conform to current period classification. The Company presents its unaudited financial statements, notes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2021	2020

ASSETS
Current assets:
Cash	$21,953	$9,095
Accounts receivable, net of allowance for doubtful accounts of $195 and $79, respectively	3,798	5,096
Deferred costs, short term	120	152
Prepaid expenses and other current assets	594	288
Total current assets	26,465	14,631

Property and equipment, net of accumulated depreciation of $187 and $209, respectively	173	91
Right of use assets	452	617
Deferred costs, long term	49	77
Intangible assets, net of accumulated amortization of $5,211 and $4,328, respectively	2,524	2,137
Goodwill	701	701
Total assets	$30,364	$18,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,131	$2,190
Finance lease liabilities	62	49
Operating lease liabilities	246	229
Deferred revenue	6,075	6,328
Term loan, short term	—	219
Total current liabilities	9,514	9,015

Long term liabilities:
Finance lease liabilities	57	12
Operating lease liabilities	240	427
Deferred revenue	20	83
Term loan, long term	—	1,083
Total liabilities	9,831	10,620

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Series A Convertible Preferred Stock, $0.00001 par value, 200 shares designated, zero and 90 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	1
Common stock, $0.00001 par value, 50,000 shares authorized, 11,352 and 10,130 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	86,822	64,716
Accumulated deficit	(66,290)	(57,084)
Total stockholders' equity	20,533	7,634

Total liabilities and stockholders' equity	$30,364	$18,254

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$6,202	$5,341	$18,011	$14,885

Cost of revenue	1,567	1,551	4,432	4,478

Gross profit	4,635	3,790	13,579	10,407

Operating expenses:
Selling and marketing	4,504	2,028	10,638	5,551
Research and development	1,611	203	3,950	801
General and administrative	3,175	3,197	9,502	8,185
Total operating expenses	9,290	5,428	24,090	14,537

Operating loss	(4,655)	(1,638)	(10,511)	(4,130)

Other income (expense):
Change in fair value of warrant liability	—	593	—	120
Gain on loan forgiveness	—	—	1,316	—
Interest expense	(2)	(35)	(11)	(141)
Total other income (expense)	(2)	558	1,305	(21)

Net loss	(4,657)	(1,080)	(9,206)	(4,151)

Dividends on Series A Convertible Preferred Stock	—	(13)	(69)	(39)

Net loss available to common stockholders	$(4,657)	$(1,093)	$(9,275)	$(4,190)

Net loss per common share-basic and diluted	$(0.41)	$(0.12)	$(0.85)	$(0.46)

Weighted average common shares outstanding-basic and diluted	11,329	9,385	10,929	9,067

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(unaudited)

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	10,130	$1	90	$1	$64,716	$(57,084)	$7,634
Issuance of common stock for cash, net of transaction expenses	472	—	—	—	16,534	—	16,534
Common stock issued upon exercise of warrants and options on a cash basis	22	—	—	—	148	—	148
Common stock issued upon exercise of warrants and options on a cashless basis	121	—	—	—	—	—	—
Common stock issued upon settlement of restricted stock units	92	—	—	—	—	—	—
Issuance of common stock for services	2	—	—	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(16)	—	—	—	(373)	—	(373)
Stock-based compensation	—	—	—	—	1,781	—	1,781
Net loss	—	—	—	—	—	(2,765)	(2,765)
Balance, March 31, 2021	10,823	$1	90	$1	$82,806	$(59,849)	$22,959
Common stock issued upon conversion of preferred stock	279	—	(90)	(1)	1	—	—
Common stock issued upon exercise of warrants and options on a cash basis	53	—	—	—	255	—	255
Common stock issued upon exercise of warrants and options on a cashless basis	33	—	—	—	—	—	—
Common stock issued upon settlement of restricted stock units	78	—	—	—	—	—	—
Issuance of common stock for services	13	—	—	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(2)	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	—	—	1,763	—	1,763
Net loss	—	—	—	—	—	(1,784)	(1,784)
Balance, June 30, 2021	11,277	$1	—	$—	$84,786	$(61,633)	$23,154
Common stock issued upon exercise of warrants and options on a cash basis	47	—	—	—	218	—	218
Common stock issued upon settlement of restricted stock units	22	—	—	—	—	—	—
Issuance of common stock for services	11	—	—	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(5)	—	—	—	(63)	—	(63)
Stock-based compensation	—	—	—	—	1,881	—	1,881
Net loss	—	—	—	—	—	(4,657)	(4,657)
Balance, September 30, 2021	11,352	$1	—	$—	$86,822	$(66,290)	$20,533

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	8,877	$1	105	$1	$51,490	$(49,926)	$1,566
Stock-based compensation	—	—	—	—	256	—	256
Net loss	—	—	—	—	—	(1,664)	(1,664)
Balance, March 31, 2020	8,877	$1	105	$1	$51,746	$(51,590)	$158
Common stock issued upon conversion of preferred stock	14	—	(5)	—	—	—	—
Common stock issued in exchange for exercise of warrants and options on a cashless basis	177	—	—	—	—	—	—
Common stock issued in exchange for options exercised on a cash basis	45	—	—	—	44	—	44
Stock-based compensation	—	—	—	—	659	—	659
Net loss	—	—	—	—	—	(1,407)	(1,407)
Balance, June 30, 2020	9,113	$1	100	$1	$52,449	$(52,997)	$(546)
Issuance of common stock for cash, net of transaction expenses	473	—	—	—	7,824	—	7,824
Common stock issued in exchange for exercise of warrants and options on a cashless basis	21	—	—	—	—	—	—
Common stock issued in exchange for options exercised on a cash basis	225	—	—	—	1,047	—	1,047
Common stock issued upon settlement of restricted stock units	89	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,089	—	1,089
Net loss	—	—	—	—	—	(1,080)	(1,080)
Balance, September 30, 2020	9,921	$1	100	$1	$62,409	$(54,077)	$8,334

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,206)	$(4,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	957	639
Loss on impairment of long-lived assets	10	—
Loss on disposal of property and equipment	12	—
Stock-based compensation expense	5,425	2,004
Amortization of deferred commissions	145	162
Amortization of debt issuance costs	—	137
Amortization of right of use assets	165	156
Change in fair value of warrant liability	—	(120)
Gain on loan forgiveness	(1,316)	—
Provision for accounts receivable	111	109
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	1,187	(482)
Prepaid expenses and other assets	(391)	(136)
Accounts payable and accruals	916	615
Operating lease liability	(170)	(155)
Deferred revenue	(316)	172
Net cash used in operating activities	(2,471)	(1,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(7)	—
Software development costs	(1,213)	(659)
Patent costs	(67)	(141)
Net cash used in investing activities	(1,287)	(800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering, net of transaction costs	16,534	7,824
Proceeds from term loan	—	1,302
Proceeds from exercise of options and warrants	621	1,091
Payments related to settlement of employee shared-based awards	(475)	—
Repayments of finance leases	(64)	(44)
Net cash provided by financing activities	16,616	10,173

Net increase in cash	12,858	8,323
Cash-beginning of period	9,095	1,972
Cash-end of period	$21,953	$10,295

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Revenue Recognition

We derive our revenue primarily from the sale of internally-developed software by a software-as-a-service (“SaaS”) delivery model, as well as from professional services support, through our direct sales force or through third-party resellers. Our SaaS fees include continuous support and maintenance.

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Non-subscription revenue consists primarily of PDF remediation and Mobile App report and is recognized upon delivery. Consideration payable under these arrangements is based on usage.

The following table presents our revenues disaggregated by sales channel:

	Nine months ended
	September 30,
(in thousands)	2021	2020
Partner and Marketplace	$9,936	$6,781
Enterprise	8,075	8,104
Total revenues	$18,011	$14,885

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

The table below summarizes our deferred revenue as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(in thousands)	2021	2020
Deferred revenue - current	$6,075	$6,328
Deferred revenue - noncurrent	20	83
Total deferred revenue	$6,095	$6,411

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In the nine-month period ended September 30, 2021 we recognized $5,642,000, or 88%, in revenue from deferred revenue outstanding as of December 31, 2020.

In the three months ended September 30, 2021, two customers (including affiliates of such customers) accounted for 20% and 11%, respectively, of our total revenue. In the nine months ended September 30, 2021, two customers (including affiliates of such customers) accounted for 20% and 10%, respectively, of our total revenue. In the three months ended September 30, 2020, two customers accounted for 15% and 11%, respectively, of our total revenue. In the nine months ended September 30, 2020, one customer accounted for 16% of our total revenue.

Three customers represented 19%, 14% and 11%, respectively, of total accounts receivable as of September 30, 2021. Three customers with long standing relationships with the Company represented 25%, 13% and 13%, respectively, of total accounts receivable as of December 31, 2020.

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

The table below summarizes the deferred commission costs as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(in thousands)	2021	2020
Deferred costs - current	$120	$152
Deferred costs - noncurrent	49	77
Total deferred costs	$169	$229

Amortization expense associated with sales commissions was included in selling and marketing expenses on the statements of operations and totaled $46,000 and $145,000 for the three- and nine-month periods ended September 30, 2021, respectively, and $51,000 and $162,000 for the three- and nine-month periods ended September 30, 2020, respectively. There were no impairment losses for these capitalized costs for the three and nine months ended September 30, 2021 and 2020.

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

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of options and warrants awards is measured on the grant date using a Black-Scholes option pricing model, which includes assumptions that are subjective and are generally derived from external data (such as risk-free rate of interest) and historical data (such as volatility factor, expected term, and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon their number, value, and vesting period.

We estimate the fair value of restricted stock unit awards with time- or performance-based vesting using the value of our common stock on the grant date. We estimate the fair value of market-based restricted stock unit awards as of the grant date using the Monte Carlo simulation model.

We expense the compensation cost associated with time-based options, warrants and RSUs as the restriction period lapses, which is typically a one- to three-year service period with the Company. Compensation expense related to performance-based options and RSUs is recognized on a straight-line basis over the requisite service period, provided that it is probable that performance conditions will be achieved, with probability assessed on a quarterly basis and any changes in expectations recognized as an adjustment to earnings in the period of the change. Compensation cost is not recognized for service- and performance-based awards that do not vest because service or performance conditions are not satisfied, and any previously recognized compensation cost is reversed. Compensation costs related to awards with market conditions are recognized on a straight-line basis over the requisite service period regardless of whether the market condition is satisfied and is not reversed provided that the requisite service period derived from the Monte-Carlo simulation has been completed. If vesting occurs prior to the end of the requisite service period, expense is accelerated and fully recognized through the vesting date.

The following table summarizes the stock-based compensation expense recorded for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Stock Options	$143	$79	$518	$200
RSUs	1,602	1,010	4,484	1,804
Unrestricted Shares of Common Stock	136	—	423	—
Total	$1,881	$1,089	$5,425	$2,004

As of September 30, 2021, the outstanding unrecognized stock-based compensation expense related to options and RSUs was $1,060,000 and $12,799,000, respectively, which may be recognized through March 2026, subject to achievement of service, performance, and market conditions.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In the first quarter of 2021, we granted 100,000 RSUs with performance-based and market-based conditions to our Interim Chief Executive Officer (“CEO”). The performance condition for 50,000 of such RSUs is based on the achievement of Monthly Recurring Revenue (“MRR”) targets. In the nine months ended September 30, 2021, stock-based compensation expense associated with performance-based RSUs awarded to our CEO in current and previous years was zero and $411,000, respectively. We did not record any stock-based compensation expense related to the 50,000 performance-based RSUs awarded to our CEO in 2021 as the achievement of performance targets during the requisite period was not deemed probable. The Company will continue to reassess the probability of achieving the performance conditions on any RSUs that remain outstanding in future periods and record the appropriate expense if necessary. The market condition for the remaining 50,000 RSUs in the award is based on the Company’s stock price targets. The Company used a Monte Carlo simulation to determine the grant-date fair value for the market-based RSUs. The weighted-average assumptions used in the Monte-Carlo simulation were as follows: 5-year historical volatility of 116.95%, 5-year risk-free rate of 0.79%, and a performance period of 5 years. The Company recorded $1,509,000 in stock-based compensation expense associated to market-based RSUs in the nine months ended September 30, 2021, $506,000 of which were related to RSUs granted in the current fiscal year.

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

Potentially dilutive securities outstanding as of September 30, 2021 and 2020, which were excluded from the computation of basic and diluted net loss per share for the years then ended, are as follows:

	September 30,
( in thousands)	2021	2020
Preferred stock (1)	—	290
Options	213	683
Warrants	41	85
Restricted stock units	1,217	846
Total	1,471	1,904
(1)	Represents number of shares of common stock that are issuable upon conversion of outstanding shares of Series A Convertible Preferred Stock.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the stock option, warrants, and RSUs activity for the nine months ended September 30, 2021:

	Options	Warrants	RSUs
Outstanding at December 31, 2020	516,911	81,053	958,378
Granted	39,186	—	597,055
Exercised/Settled	(265,118)	(32,480)	(192,218)
Forfeited/Expired	(78,093)	(7,200)	(145,726)
Outstanding at September 30, 2021	212,886	41,373	1,217,489
Vested at September 30, 2021	78,903	41,373	336,701
Unvested at September 30, 2021	133,983	—	880,788

NOTE 3 — CAPITAL RAISE AND LIQUIDITY

On February 11, 2021, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“Agent”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock to or through the Agent as its sales agent, having an aggregate offering price of up to $30,000,000. In the nine months ended September 30, 2021, we sold a total of 471,970 shares of common stock under this Sales Agreement for total proceeds of approximately $16.5 million, net of estimated transaction costs.

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company has finance leases to purchase computer equipment. The amortization expense of the leased equipment is included in depreciation expense. As of September 30, 2021 and December 31, 2020, the Company’s outstanding finance lease obligations totaled $119,000 and $61,000, respectively. The effective interest rate of the finance leases is estimated at 6.0% based on the implicit rate in the lease agreements.

The following summarizes the assets acquired under finance leases, included in property and equipment:

	September 30,	December 31,
(in thousands)	2021	2020
Computer equipment	$256	$177
Less: accumulated depreciation	(140)	(116)
Assets acquired under finance leases, net	$116	$61

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

In addition, the Company entered into membership agreements to occupy shared office space in New York, Austin, Texas, Portland, Oregon, and Seattle, Washington. The membership agreements do not qualify as a lease under ASC 842, therefore the Company expenses membership fees as they are incurred. See Note 8 - Commitments and Contingencies for further details on our shared office arrangements.

The Company made operating lease payments in the amount of $196,000 during the nine months ended September 30, 2021.

The following summarizes the total lease liabilities and remaining future minimum lease payments at September 30, 2021 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total
2021 (3 months remaining)	$19	$66	$85
2022	61	257	318
2023	40	118	158
2024	7	81	88
Total minimum lease payments	127	522	649
Less: present value discount	(8)	(36)	(44)
Total lease liabilities	119	486	605
Current portion of lease liabilities	62	246	308
Long term portion of lease liabilities	$57	$240	$297

The following summarizes expenses associated with our finance and operating leases for the nine months ended September 30, 2021 (in thousands):

Finance lease expenses:
Depreciation expense	$60
Interest on lease liabilities	6
Total Finance lease expense	66
Operating lease expense	192
Short-term lease and related expenses	174
Total lease expenses	$432

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS (continued)

The following table provides information about the remaining lease terms and discount rates applied as of September 30, 2021:

Weighted average remaining lease term (years)
Operating Leases	2.31
Finance Leases	2.10
Weighted average discount rate (%)
Operating Leases	6.00
Finance Leases	6.00

NOTE 5 — DEBT

Term loan

On April 15, 2020, the Company entered into a loan agreement in the amount of $1,302,000 with Liberty Capital Bank (“Lender”) pursuant to the Paycheck Protection Program (“PPP Loan”) of the CARES Act, which is administered by the Small Business Administration (“SBA”). The loan had a maturity of two years and bore an interest rate of 1.0% per annum. In the second quarter of 2021, the SBA approved the Company’s PPP Loan forgiveness application and paid to the Lender the full amount of the PPP Loan and accrued interest thereon on the Company’s behalf, releasing AudioEye from any obligations. In connection with the full forgiveness of the outstanding principal and interest on our PPP Loan, we recorded a $1,316,000 gain on loan forgiveness in the nine months ended September 30, 2021.

NOTE 6 — SERIES A CONVERTIBLE PREFERRED STOCK

In the second quarter of 2021, all 90,000 shares of the outstanding Series A Convertible Preferred Stock (the “Preferred Stock”) were converted to common stock prior to their authorized redemption date of May 25, 2021, as previously announced by the Company. In connection with the Preferred Stock conversion, we issued 279,137 shares of our common stock.  As of September 30, 2021, there were no shares of Preferred Stock outstanding.

NOTE 7 — RELATED PARTY TRANSACTIONS

In the second quarter of 2021, we terminated the lease with a company controlled by our Executive Chairman and closed our Scottsdale, AZ office. For the three- and nine-month period ended September 30, 2021, rent payments for this office space totaled zero and $24,000, respectively.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

The Company occupies shared office space in Austin, TX, and Seattle, WA under membership agreements which end in May 2022 and July 2022, respectively. Fees due under these membership agreements are based on the number of contracted seats and the use of optional office services. As of September 30, 2021, minimum fees due under these shared office arrangements totaled $81,000.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

On October 26, 2020, AudioEye filed a complaint (amended on December 29, 2020) against accessiBe Ltd. (“accessiBe”) in District Court in the Western District of Texas, Waco Division. The complaint alleges infringement of nine of AudioEye’s patents and various claims under the Lanham Act and New York law and seeks damages, costs, and injunctive relief. On November 1, 2021, accessiBe answered denying infringement, alleging invalidity of the patents at issue and counterclaimed with similar claims and remedies.

On July 14, 2021, AudioEye filed a second complaint (amended on August 4, 2021) against accessiBe in the same court alleging infringement of six of AudioEye’s patents and seeking damages, costs, and injunctive relief.

NOTE 9 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after September 30, 2021 and based on our evaluation we did not identify any events that would have required recognition or disclosure in these financial statements, except for the following:

In October 2021, we assumed two lease agreements for office space in Miami Beach, Florida, from Sero Capital, LLC (“Sero Capital”), a stockholder who owns more than 10% of the outstanding shares of common stock of the Company. The sole member of Sero Capital is David Moradi, a director and the Company’s Interim Chief Executive Officer and Chief Strategy Officer. Because the office space is predominately used by Mr. Moradi for his work with the Company and is used by other key company executives, the audit committee deemed the lease and the related expense to be appropriately borne by the Company. The audit committee also determined that the material terms of the lease were market and no less favorable than the Company could have received on an arm’s length basis. The lease agreements assigned to the Company expire in May 2024 and provide for aggregate future lease payments totaling $554,000. In connection with the assignment of the leases, the Company paid Sero Capital $32,000 for the assignment of its rights to the security deposit.

In November 2021, at the request of David Moradi, the Compensation Committee cancelled the 100,000 RSUs with performance-based and market-based conditions that had been granted to him in the first quarter of 2021. No consideration was provided in exchange for the cancellation, which was performed to replenish the shares available under the 2020 Equity Incentive Plan for additional awards to Company employees.

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

Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I, Item 1A. Risk Factors” contained in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to:

●	the adverse impact of the COVID-19 pandemic on our business and results of operations;
●	the uncertain market acceptance of our existing and future products;
●	our need for, and the availability of, additional capital in the future to fund our operations and the development of new products;
●	the success, timing and financial consequences of new strategic relationships or licensing agreements we may enter into;
●	rapid changes in Internet-based applications that may affect the utility and commercial viability of our products;
●	the timing and magnitude of expenditures we may incur in connection with our ongoing product development activities;
●	the inherent uncertainties and costs associated with litigation;
●	the level of competition from our existing competitors and from new competitors in our marketplace; and
●	the regulatory environment for our products and services.

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

The AudioEye Solutions

At its core, AudioEye’s offering provides an always-on testing, remediation, and monitoring solution that continually improves conformance with WCAG. This in turn helps businesses and organizations comply with WCAG standards as well as applicable U.S. and foreign accessibility laws. Our technology is capable of immediately identifying and fixing most of the common accessibility errors and addresses a wide range of disabilities including dyslexia, color blindness, epilepsy and more. AudioEye also offers additional solutions to provide for enhanced compliance and accessibility, including periodic manual auditing, manual remediations and legal support services. Our solutions may be purchased through a subscription service on a month-to-month basis or with one or multi-year terms. We also offer PDF remediation services and Native Mobile App audit reports to help our customers with their digital accessibility needs.

Intellectual Property

Our intellectual property is primarily comprised of copyrights, trademarks, trade secrets, issued patents and pending patent applications. We have a patent portfolio comprised of twenty-three (23) issued patents in the United States. We also have three (3) pending US patent applications and three (3) international patent applications. The commercial value of these patents is unknown.

We plan to continue to invest in research and development and expand our portfolio of proprietary intellectual property.

Our Annual Report filed on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 11, 2021 provides additional information about our business and operations.

Results of Operations

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three and nine months ended September 30, 2021 with the three and nine months ended September 30, 2020.

Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Three months ended
	September 30,		Change
(in thousands)	2021	2020	$	%
Revenue	$6,202	$5,341	$861	16%
Cost of revenue	(1,567)	(1,551)	(16)	1%
Gross profit	4,635	3,790	845	22%
Operating expenses:
Selling and marketing	4,504	2,028	2,476	122%
Research and development	1,611	203	1,408	694%
General and administrative	3,175	3,197	(22)	(1)%
Total operating expenses	9,290	5,428	3,862	71%
Operating loss	(4,655)	(1,638)	(3,017)	184%
Other income (expense):
Change in fair value of warrant liability	—	593	(593)	(100)%
Interest expense	(2)	(35)	33	(94)%
Total other income (expense)	(2)	558	(560)	100%
Net loss	$(4,657)	$(1,080)	$(3,577)	331%

	Nine months ended
	September 30,		Change
(in thousands)	2021	2020	$	%
Revenue	$18,011	$14,885	$3,126	21%
Cost of revenue	(4,432)	(4,478)	46	(1)%
Gross profit	13,579	10,407	3,172	30%
Operating expenses:
Selling and marketing	10,638	5,551	5,087	92%
Research and development	3,950	801	3,149	393%
General and administrative	9,502	8,185	1,317	16%
Total operating expenses	24,090	14,537	9,553	66%
Operating loss	(10,511)	(4,130)	(6,381)	155%
Other income (expense):
Change in fair value of warrant liability	—	120	(120)	(100)%
Gain on loan forgiveness	1,316	—	1,316	100%
Interest expense	(11)	(141)	130	(92)%
Total other income (expense)	1,305	(21)	1,326	6,314%
Net loss	$(9,206)	$(4,151)	$(5,055)	122%

Revenue

The following tables present our revenues disaggregated by sales channel:

	Three months ended September 30,		Change
(in thousands)	2021	2020	$	%
Partner and Marketplace	$3,384	$2,549	$835	33%
Enterprise	2,818	2,792	26	1%
Total revenues	$6,202	$5,341	$861	16%

	Nine months ended
	September 30,		Change
(in thousands)	2021	2020	$	%
Partner and Marketplace	$9,936	$6,781	$3,155	47%
Enterprise	8,075	8,104	(29)	—%
Total revenues	$18,011	$14,885	$3,126	21%

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

For the three and nine months ended September 30, 2021, total revenue increased by 16% and 21%, respectively, over the prior year comparable periods. This increase in total revenues was driven by higher Partner and Marketplace channel revenue as a result of our continued focus on highly transactional industry verticals to achieve higher penetration within our existing partnerships. The Enterprise channel revenue remained consistent with prior year periods as a decrease in customer demand for our PDF remediation services was offset by an increase in recurring revenue sources. The recurring revenue sources were 12% higher in the three and nine months ended September 30, 2021, respectively, than in the prior year comparable periods.

Cost of Revenue and Gross Profit

	Three months ended September 30,		Change
(in thousands)	2021	2020	$	%
Revenue	$6,202	$5,341	$861	16%
Cost of Revenue	(1,567)	(1,551)	(16)	1%
Gross profit	$4,635	$3,790	$845	22%

	Nine months ended
	September 30,		Change
(in thousands)	2021	2020	$	%
Revenue	$18,011	$14,885	$3,126	21%
Cost of Revenue	(4,432)	(4,478)	46	(1)%
Gross profit	$13,579	$10,407	$3,172	30%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the three and nine months ended September 30, 2021, cost of revenue remained consistent with the prior year comparable periods as the reduction in delivery support costs from continued operating efficiencies was offset by an increase in the cost of hosting fees and the increased amortization of capitalized software development costs.

For the three and nine months ended September 30, 2021, gross profit increased by 22% and 30%, respectively, over the prior year comparable periods. The increase in gross profit was a result of increased revenue and continued improvement in technology driven efficiencies as we scale, offset in part by higher costs to support the revenue growth.

Selling and Marketing Expenses

	Three months ended September 30,		Change
(in thousands)	2021	2020	$	%
Selling and marketing	$4,504	$2,028	$2,476	122%

	Nine months ended
	September 30,		Change
(in thousands)	2021	2020	$	%
Selling and marketing	$10,638	$5,551	$5,087	92%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the three and nine months ended September 30, 2021, selling and marketing expenses increased by 122% and 92%, respectively, over the prior year comparable periods. The increase in selling and marketing expenses resulted primarily from an increase in personnel costs, driven by focused talent acquisition, and higher digital and third-party marketing agency expenses as we continue to expand our business.

Research and Development Expenses

	Three months ended September 30,		Change
(in thousands)	2021	2020	$	%
Research and development expense	$1,611	$203	$1,408	694%
Plus: Capitalized research and development cost	370	289	81	28%
Total research and development cost	$1,981	$492	$1,489	303%

	Nine months ended
	September 30,		Change
(in thousands)	2021	2020	$	%
Research and development expense	$3,950	$801	$3,149	393%
Plus: Capitalized research and development cost	1,213	659	554	84%
Total research and development cost	$5,163	$1,460	$3,703	254%

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

For the three and nine months ended September 30, 2021, research and development expenses increased by 694% and 393%, respectively, over the prior year comparable periods. This increase was driven by higher investment in non-capitalizable R&D efforts related to our new product and platform development as we test new capabilities and continuously enhance our offerings. For the three and nine months ended September 30, 2021, capitalized research and development cost increased 28% and 84%, respectively, over the prior year comparable periods, driven by increased investment in our platforms and products as we continue to improve our technology and product delivery to help our customers and gain efficiencies as we scale. For the three and nine months ended September 30, 2021, total research and development cost, which includes both R&D expenses and capitalized R&D costs, increased by 303% and 254%, respectively, over the prior year comparable periods.

General and Administrative Expenses

	Three months ended September 30,		Change
(in thousands)	2021	2020	$	%
General and administrative	$3,175	$3,197	$(22)	(1)%

	Nine months ended
	September 30,		Change
(in thousands)	2021	2020	$	%
General and administrative	$9,502	$8,185	$1,317	16%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors, corporate support functions and administrative staff, general corporate expenses including legal fees, and occupancy costs.

For the nine months ended September 30, 2021, general and administrative expenses increased by 16% over the prior year comparable period. The increase in general and administrative expenses was due primarily to higher compensation costs, including stock-based compensation expense, driven by increased headcount to support the Company’s growth, systems infrastructure improvement and legal expenses towards intellectual property litigation pursued by the Company.

Change in fair value of warrant liability

	Three months ended September 30,		Change
(in thousands)	2021	2020	$	%
Change in fair value of warrant liability	$—	$593	$(593)	(100)%

	Nine months ended
	September 30,		Change
(in thousands)	2021	2020	$	%
Change in fair value of warrant liability	$—	$120	$(120)	(100)%

Change in fair value of warrant liability consists of fair value adjustments associated with warrants to purchase 146,667 shares of the Company’s common stock, which were issued in consideration for the credit facility extended by Sero Capital in the third quarter of 2019. In the third quarter of 2020, the warrants were fully exercised and the related liability was extinguished.

Gain on loan forgiveness

	Nine months ended
	September 30,		Change
(in thousands)	2021	2020	$	%
Gain on loan forgiveness	$1,316	$—	$1,316	100%

In the second quarter of 2021, we recorded a $1,316,000 gain on loan forgiveness in connection with the full forgiveness of the outstanding principal and interest on our PPP Loan.

Interest Expense

	Three months ended September 30,		Change
(in thousands)	2021	2020	$	%
Interest expense	$2	$35	$(33)	(94)%

	Nine months ended
	September 30,		Change
(in thousands)	2021	2020	$	%
Interest expense	$11	$141	$(130)	(92)%

Interest expense for the three months ended September 30, 2021 consists of interest on our finance lease liabilities. Interest expense for the nine months ended September 30, 2021 also includes interest on our PPP Loan. The higher interest expense for the three and nine months ended September 30, 2020 was attributable to the amortization of deferred issuance costs associated with our line of credit, which expired in August 2020.

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

We define MRR as the sum of (i) for our Enterprise channel, the total of the average monthly recurring fee amount under each active paid contract at the date of determination, plus (ii) for our Partner and Marketplace channel, the recognized monthly fee amount for all paying customers at the date of determination, in each case, assuming no changes to the subscription and without taking into account any usage above the subscription or recurring revenue base, if any, that may be applicable to such subscription. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are cancelable, which may impact future MRR. MRR excludes revenue from our PDF remediation services business and Mobile App report business. As of September 30, 2021, MRR was $2.1 million, which represents an increase of 24% year-over-year driven by both our Partner and Marketplace channel and Enterprise Channel.

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

Non-GAAP Earnings (Loss) and Non-GAAP Earnings (Loss) per Diluted Share

We define: (i) Non-GAAP earnings (loss) as net income (loss), less non-cash valuation adjustments to liabilities, plus interest expense, plus stock-based compensation expense, plus loss on impairment of long-lived assets, plus loss on disposal of property and equipment, plus severance related to strategic shift, and less gain on loan forgiveness; and (ii) Non-GAAP earnings (loss) per diluted share as net income (loss) per diluted common share, less non-cash valuation adjustments to liabilities, plus interest expense, plus stock-based compensation expense, plus loss on impairment of long-lived assets, plus loss on disposal of property and equipment, plus severance related to strategic shift, and less gain on loan forgiveness, each on a per share basis. Non-GAAP earnings per diluted share would include incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position. However, no incremental shares apply when there is a Non-GAAP loss per diluted share, as is the case for the periods presented in this Quarterly Report on Form 10-Q.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Non-GAAP Earnings (Loss) Reconciliation
Net loss (GAAP)	$(4,657)	$(1,080)	$(9,206)	$(4,151)
Non-cash valuation adjustments to liabilities	—	(593)	—	(120)
Interest expense	2	35	11	141
Stock-based compensation expense	1,881	1,089	5,425	2,004
Severance (1)	—	360	—	360
Loss on impairment of long-lived assets	—	—	10	—
Loss on disposal of property and equipment	—	—	12	—
Gain on loan forgiveness	—	—	(1,316)	—
Non-GAAP loss	$(2,774)	$(189)	$(5,064)	$(1,766)

Non-GAAP Earnings (Loss) per Diluted Share Reconciliation
Net loss per common share (GAAP) — diluted	$(0.41)	$(0.12)	$(0.85)	$(0.46)
Non-cash valuation adjustments to liabilities	—	(0.06)	—	(0.01)
Interest expense	—	—	—	0.02
Stock-based compensation expense	0.17	0.12	0.50	0.22
Severance (1)	—	0.04	—	0.04
Loss on impairment of long-lived assets	—	—	—	—
Loss on disposal of property and equipment	—	—	—	—
Gain on loan forgiveness	—	—	(0.12)	—
Non-GAAP loss per diluted share (2)	$(0.24)	$(0.02)	$(0.47)	$(0.19)
Diluted weighted average shares (3)	11,329	9,385	10,929	9,067
(1)	Represents severance expense associated with the move of our technology center to Portland, Oregon, and is exclusive of accrued vacation paid upon termination of employment.
(2)	Non-GAAP earnings per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.
(3)	The number of diluted weighted average shares used for this calculation is the same as the weighted average common shares outstanding share count when the Company reports a GAAP and non-GAAP net loss.

Liquidity and Capital Resources

Working Capital

As of September 30, 2021, we had $21,953,000 in cash and working capital of $16,951,000. The increase in working capital in the nine months ended September 30, 2021 was primarily a result of capital raised under the previously announced At The Market offering (“ATM offering”) initiated in the first quarter of 2021. In the nine months ended September 30, 2021, the Company issued 471,970 shares of its common stock under the ATM offering and raised $16,534,000, net of transaction expenses.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital.

(in thousands)	September 30, 2021	December 31, 2020
Current assets	$26,465	$14,631
Current liabilities	(9,514)	(9,015)
Working capital	$16,951	$5,616

Cash Flows

	Nine months ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(2,471)	$(1,050)
Net cash used in investing activities	(1,287)	(800)
Net cash provided by financing activities	16,616	10,173
Net increase in cash	$12,858	$8,323

For the nine months ended September 30, 2021, in relation to the prior year comparable period, cash used in operating activities increased primarily due to an increase in sales and marketing costs, primarily driven by higher digital, consulting and third-party costs to support the Company’s growth, as well as increased product development headcount.

For the nine months ended September 30, 2021, in relation to the prior year comparable period, cash used in investing activities increased primarily due to investment in new technologies for enhancements to our product offerings.

For the nine months ended September 30, 2021, in relation to the prior year comparable period, cash provided by financing activities increased primarily due to capital raised under the ATM Offering initiated in the first quarter of 2021. In the nine months ended September 30, 2021, the Company issued 471,970 shares of its common stock under the ATM offering and raised $16,534,000, net of transaction expenses. In the third quarter of 2020, we received net proceeds of $7,824,000 from a public offering whereby we issued 473,239 shares of our common stock. In addition, in the second quarter of 2020, we obtained a $1,302,000 PPP loan, which was fully forgiven in the second quarter of 2021.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 26, 2020, AudioEye filed a complaint (amended on December 29, 2020) against accessiBe Ltd. (“accessiBe”) in District Court in the Western District of Texas, Waco Division. The complaint alleges infringement of nine of AudioEye’s patents and various claims under the Lanham Act and New York law and seeks damages, costs, and injunctive relief. On November 1, 2021, accessiBe answered denying infringement, alleging invalidity of the patents at issue and counterclaimed with similar claims and remedies.

On July 14, 2021, AudioEye filed a second complaint (amended on August 4, 2021) against accessiBe in the same court alleging infringement of six of AudioEye’s patents and seeking damages, costs, and injunctive relief.

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

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2021:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price	Announced Plans or	under the Plans or
	(1)	Paid per Share	Programs	Programs
July 1 - July 31	506	$13.86	—	—
August 1 - August 31	657	12.95	—	—
September 1 - September 30	3,566	11.43	—	—
Total	4,729	$11.90	—	—

(1)	Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock units settled during the three months ended September 30, 2021.

Item 5. Other Information

Because the Company is filing this Quarterly Report on Form 10-Q within four business days after the triggering event, we are making the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:

On November 11, 2021, the Compensation Committee of the Board of Directors of the Company cancelled the 100,000 performance stock units (the “PSUs”) that had been granted on March 11, 2021 to David Moradi, the Company’s Interim Chief Executive Officer and Chief Strategy Officer, under the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The grant of PSUs had been reported by the Company on a Form 8-K filed on March 15, 2021.

At the request of Mr. Moradi, the Compensation Committee cancelled the PSUs for no consideration in order to facilitate the granting of additional awards under the 2020 Plan to Company employees.  Pursuant to the 2020 Plan, the 100,000 shares of Company common stock underlying the cancelled PSUs are now again available for awards under the 2020 Plan and the share reserve under the 2020 Plan is correspondingly replenished.

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

3.8	Amended and Restated ByLaws as of August 13, 2020 (7)

10.1*	Amendment dated September 17, 2021 to Executive Employment Agreement between Dominic Varacalli and AudioEye, Inc.

10.2*	Employee Offer Letter dated March 16, 2021 between Christopher Hundley and AudioEye, Inc.

10.3*	Amendment dated September 17, 2021 to Employee Offer Letter between to Christopher Hundley and AudioEye, Inc.

10.4*	Confidentiality, Proprietary Rights, Non-Competition, and Non-Solicitation Agreement dated March 21, 2021 between Christopher Hundley and AudioEye, Inc.

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)
*	Filed herewith.

(1)	Incorporated by reference to Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 21, 2011 (File No. 333-177463).
(2)	Incorporated by reference to Form S-1/A, filed with the SEC on October 1, 2012 (File No. 333-177463).
(3)	Incorporated by reference to Form 10-K, filed with the SEC on March 31, 2014.
(4)	Incorporated by reference to Form 8-K, filed with the SEC on August 7, 2018.
(5)	Incorporated by reference to Form 10-K, filed with the SEC on March 30, 2020.
(6)	Incorporated by reference to Form 8-K, filed with the SEC on June 25, 2021.
(7)	Incorporated by reference to Form 8-K/A, filed with the SEC on September 24, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	November 12, 2021	By:	/s/ David Moradi
David Moradi
Principal Executive Officer

Date:	November 12, 2021	By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Financial Officer