Form 10-K
period 2021-12-31
AUDIOEYE INC
filed 2022-03-11
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant’s most recently completed second quarter ended as of June 30, 2021 was $118,178,850.

As of February 25, 2022, 11,437,484 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended December 31, 2021 are incorporated by reference in Part III of this annual report on Form 10-K.

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

Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I, Item 1A. Risk Factors” contained in this Annual Report. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to:

●	the uncertain market acceptance of our existing and future products;
●	our need for, and the availability of, additional capital in the future to fund our operations and the development of new products;
●	the success, timing and financial consequences of new strategic relationships or licensing agreements we may enter into;
●	rapid changes in Internet-based applications that may affect the utility and commercial viability of our products;
●	the timing and magnitude of expenditures we may incur in connection with our ongoing product development activities;
●	the inherent uncertainties and costs associated with litigation;
●	judicial applications of accessibility laws to the internet;
●	the adverse impact of the COVID-19 pandemic on our business and results of operations;
●	the level of competition from our existing competitors and from new competitors in our marketplace; and
●	the regulatory environment for our products and services.

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

PART I

Item 1. Business

Overview

AudioEye is an industry-leading digital accessibility platform delivering website accessibility compliance at all price points to businesses of all sizes. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. We believe that, when implemented, our solution offers businesses and organizations the opportunity to reach more customers, improve brand image, build additional brand loyalty, and, most importantly, provide an accessible and usable web experience to the expansive and ever-growing global population of individuals with disabilities.

AudioEye primarily generates revenue through the sale of subscriptions for our software-as-a-service (“SaaS”) accessibility solutions. Our solutions are backed by machine-learning/AI-driven technology that finds and fixes common accessibility errors. Our core and supplemental solutions are designed to help websites and applications achieve and sustain substantial conformance with AudioEye’s interpretation of the Web Content Accessibility Guidelines (“WCAG”) which are web accessibility standards published by the Web Accessibility Initiative of the World Wide Web Consortium, the main international standards organization for the internet. Our solutions help mitigate a customer’s risk of costly digital accessibility-related legal action. AudioEye customers may purchase solutions directly through the AudioEye Marketplace, through a platform partner or an agency, such as Duda, that integrates our solutions into their marketplace, through a vertical Content Management System (“CMS”) partner, through an authorized reseller, or by working directly with the AudioEye sales team.

AudioEye stands out among its competitors because it offers automated and manual remediations and continuous monitoring of accessibility issues without fundamental changes to the website architecture. We also recognize that automation alone cannot fix all accessibility issues, which is why we also offer certified accessibility experts, who can provide manual testing and remediations.  Our solution is trusted by some of the largest and most influential companies in the world, including ADP, Tommy Hilfiger, 360 Media, Samsung, Darden, Landry’s, and others. Government agencies, such as the Federal Communications Commission and the Social Security Administration, use our software with their digital platforms. We also work with government agencies at the state and local level.

Industry Background

If not coded properly, a website or application may not offer full access to content or functionality for individuals with disabilities, including users of assistive technology (“AT”), such as a screen reader. As a result, those sites may exclude potential users and customers. As discussed in more detail below, these sites also may not comply with U.S. and foreign laws requiring accessibility and digital inclusion, such as Title III of the Americans with Disabilities Act, Section 508 of the Rehabilitation Act, and California’s Unruh Civil Rights Act.

Traditional solutions addressing web accessibility may be costly and difficult to implement. Historically, the process for achieving compliance has been driven by costly consulting services and has not fully utilized emerging technologies to reduce the compliance cost burden or keep up with the fast pace of new content creation. At the same time, web accessibility efforts have generally focused on a limited number of disability use cases, leaving many users’ accessibility needs for digital inclusion unaddressed. Businesses may have been reluctant to invest further in web accessibility solutions due to a perceived lack of return on the significant investment required to design and implement a thorough and usable compliance solution.

Other solutions have been developed to help users access websites, but these often require the installation of a plug-in or software on the user’s computer. Similarly, some are tailored to either single or a limited number of use cases and lack a holistic approach for addressing compliance and accessibility.

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

AudioEye Customers

Our current and potential customer base includes a very broad range of private and public sector customers, including:

●	Small- and medium-sized businesses;
●	Corporate enterprises;
●	Non-profit organizations;
●	Federal government agencies, whose electronic and information technology must be accessible to people with disabilities, including employees and members of the public, pursuant to Section 508 of the Rehabilitation Act of 1973; and
●	Federal, state, and local governments and agencies, which often have laws and regulations that require accessibility for people with disabilities.

AudioEye Channels / Go-to-market:

We manage customers through two primary channels, Enterprise and Partner and Marketplace. Enterprise channel consists of our larger customers and organizations, including those with non-platform custom websites, who generally engage directly with AudioEye sales personnel for custom pricing and solutions. This channel also includes federal, state, and local government agencies. The Partner and Marketplace channel consists of our CMS partners, platform & agency partners, authorized resellers and the Marketplace. This channel serves small and medium sized businesses that are on a partner or reseller’s web-hosting platform or that purchase an AudioEye solution from our Marketplace.

We had two major customers (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 20% and 10%, respectively, of our revenue in the year ended December 31, 2021.

Our typical market sectors include, but are not limited to:

●	Finance and banking institutions;
●	Travel and hospitality companies;
●	Public and private transportation companies;
●	Retail and ecommerce companies;
●	Educational institutions (which occasionally enter into settlement agreements with the Department of Education’s Office of Civil Rights regarding accessibility);
●	Food services companies; and
●	SaaS service or solution providers.

Intellectual Property

Our intellectual property is primarily comprised of copyrights, trademarks, trade secrets, issued patents and pending patent applications. We have a patent portfolio comprised of twenty-three (23) issued patents in the United States and three (3) pending US patent applications. The commercial value of these patents is unknown.

We plan to continue to invest in research and development and expand our portfolio of proprietary intellectual property.

Competition

Most of our competition falls within the following categories:

●	There are a small number of web accessibility audit and tracking platform providers that purport to analyze websites for accessibility concerns. While these providers may sometimes identify issues for remediation, they typically do not provide remediation.
●	Currently, other technology providers attempt to apply compliance remediation strictly through automation technology and accessibility toolbars.
●	There are a substantial number of consulting service providers offering website and application accessibility. Each generally provides an analysis of the various compliance issues associated with its clients’ websites. They ultimately provide resources and assistance in applying fixes and changes at the source.

Competitive Strengths

Our management believes the following competitive strengths will enable our success in the accessibility marketplace:

●	Unique patented technology. AudioEye builds all its products with the primary goal of enhancing the user experience regardless of the end-user’s ability. AudioEye is a marketplace technology leader providing a comprehensive accessibility solution that addresses every aspect of accessibility.
●	AudioEye’s software automatically removes digital access barriers every day and has over 400 accessibility test outcomes for real-world users as they navigate websites. AudioEye’s new Issue Reporting dashboard allows non-technical users to easily understand accessibility issues on their websites and the impact these issues have on site visitor experiences.
●	Broad price points and offerings. With a free 14-day trial for our base offering, AudioEye allows website owners to test our solution before choosing their preferred option. Our offerings range from low-cost to standard plans, to our customized, enterprise-wide solutions.
●	Unique combination of advanced technology and expert-driven services. Our management believes that AudioEye addresses the problem of Web Accessibility holistically and provides a combination of leading-edge technology and high-quality specialized expertise, both offered as subscription services. Our solutions are designed to provide our customers with reliable and sustainable website accessibility compliance solutions; and to lead to cost-savings and reduced time-to-market. Our management believes that the AudioEye solution allows our customers to focus not only on achieving compliance, but also to help maintain compliance and build inclusive digital experiences for their users throughout the life of the subscription.
●	We offer greater transparency in marketing our offerings. We believe there is no fully automated solution on the market that can provide 100% compliance. Our offerings provide automated remediations and a transparent compliance score with additional manually driven enhancements. We think that as the industry develops, opaque products with unsubstantiated claims will ultimately fail.
●	Highly experienced inventors, technologists, and product development team. Our team comprises experienced software and SaaS developers and technologists.

Legal and Regulatory Framework

Many courts and the U.S. Department of Justice (“DOJ”) hold that Titles II and III of the Americans with Disabilities Act (“ADA”), together with Sections 504 and 508 of the Rehabilitation Act of 1973, require public and private websites and mobile applications to be accessible to people with disabilities. In particular, Title III of the ADA governs private businesses and prohibits discrimination on the basis of disability in the provision of services, programs, and activities by public accommodations.

While the law governing website and mobile application accessibility is still developing, many courts have held that websites and mobile applications fall within Title III’s scope. Some courts hold that Title III applies to all customer-facing websites and mobile applications, while others apply a “nexus” approach, which requires websites and mobile applications to comply with Title III if the website or mobile application is heavily integrated with a physical location. The U.S. Supreme Court has yet to articulate a unified approach, so some degree of uncertainty remains. Similarly, the DOJ has not promulgated new regulations laying out compliance standards for websites and mobile applications. In the absence of clear guidance, courts generally measure accessibility using the Web Content Accessibility Guidelines (“WCAG”), which are promulgated by the World Wide Web Consortium.

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

Although the WCAG does not carry force of law, courts may order defendants to substantially comply with the WCAG as a remedy for accessibility violations. Settlements and consent decrees generally require the same. We therefore design our products and services to help customer websites and mobile applications achieve and sustain substantial conformance with our interpretation of the informative guidance supplied through the WCAG, and we continue to improve and update our products and services as new guidance emerges.

Lawsuits alleging website or mobile application accessibility claims typically follow a similar pattern. Both private commercial businesses and governmental agencies are regularly targeted for alleged violations. With an increasing amount of business taking place remotely, ensuring compliance with the relevant accessibility statutes is becoming increasingly important.

Employees

AudioEye is comprised of highly talented, empathic, and effective individuals working to make the web more accessible.

AudioEye has worked primarily in a remote environment since the onset of the COVID-19 pandemic in 2020. AudioEye is providing employees with the technology and resources required to have a high-quality remote work experiences while remaining connected to teams in other locations. We expect to continue a hybrid of virtual and in-person work in the future.

As of December 31, 2021, we had 111 full-time employees. We use a variety of methods for recruiting including in-house recruiting resources, employee referrals and third-party agencies, when required and we believe our mission allows us to recruit and retain high-quality talent.

We utilize independent contractors to supplement our staff, as needed. None of our employees are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

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

To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $14,209,000 for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $71,293,000. If we continue to experience losses, we may not be able to continue our operations, and investors may lose their entire investment.

Our success is dependent on members of our management team and employees, many of whom are relatively new in their positions with the Company.

Our success has depended, and continues to depend, on the efforts and talents of our senior management team and employees, including our engineers, product managers, sales and marketing personnel, and professional services personnel. Many members of our executive management team and our employees are relatively new to their positions, including our Chief Executive Officer, who joined the Company as an executive in August 2020, and our President, appointed in September 2021. Our senior management team has not worked with other members of management and our employees for a significant period of time. We can provide no assurance that our management team will be able to effectively work together or with our employees. If they are unable to do so, there may be delays in execution of our business and operating strategies.

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

We will continue to migrate customers to our new platform for our digital accessibility product in 2022. We cannot guarantee that our platform will operate as expected or that our new platform will be accepted by our customers. If our new platform does not operate as expected or is not accepted, our ability to pursue and retain business may be damaged and our business and results of operations may be materially and adversely affected.

Our future development will require additional capital, and we may be unable to obtain needed capital or financing on satisfactory terms, or at all, which would prevent us from fully developing our business and generating revenues.

As of December 31, 2021, we had $19.0 million in cash. Our business plan will require additional capital expenditures, and our capital outlays could increase substantially over the next several years as we implement our business plan. As a result, we may need to raise additional capital through future private or public equity offerings, strategic alliances or debt financing. Our future capital requirements will depend on many factors, including, among others: market conditions, sales and marketing costs, mergers and acquisition activity, if any, costs of litigation in enforcing our intellectual property rights, and information technology development and acquisition costs. No assurance can be given that we can successfully raise additional equity or debt capital, or that such financing will be available to us on favorable terms, if at all.

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

We have been party to litigation and may in the future be party to additional litigation, which could have a material adverse effect on our financial position or results of operations.

We are subject to disputes and allegations related to our business operations. Because we are in a technology industry, these disputes may involve claims of intellectual property infringement or misappropriation. We have also been involved in securities law litigation in the past. These types of litigation can be very expensive, and we cannot assure you that our insurance policies will cover the costs. Because it is not possible to determine when and whether these disputes and allegations may arise or the ultimate disposition of such matters, the resolution of any such matters, should they arise, could have a material adverse effect on our financial position or results of operations.

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

We are seeking strategic opportunities to help us pursue our business objectives. Although we may devote significant time and resources in pursuit of such transactions, we may struggle to successfully identify such opportunities, or to successfully conclude transactions. Should we be unable to identify or conclude important strategic transactions, our business prospects and operations could be adversely affected as a result of the devotion of significant managerial effort required, and the challenges of achieving our objectives in the absence of strategic opportunities. In addition, we may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed, and in combining its operations with ours if such a transaction is completed. In the event that we consummate an acquisition or strategic relationship in the future, we cannot assure you that we would fully realize the potential benefit of such a transaction or that we would not be subject to unknown liabilities.

Our potential inability to successfully integrate newly acquired businesses or other strategic opportunities could adversely affect our financial results, and we may not be able to fully realize the potential benefit of such opportunities.

On March 9, 2022, we acquired Bureau of Internet Accessibility Inc. (“BOIA”).  We may pursue other acquisitions or strategic opportunities in the future. In the BOIA acquisition and in any other acquisitions we may complete, we face many risks commonly encountered with growth through acquisitions. These risks include:

●	the assumption of liabilities of the acquired businesses that could be greater than anticipated;
●	incurring significantly higher than anticipated capital expenditures and operating expenses following the acquisition;
●	failing to integrate the operations, customers and personnel of the acquired company or business;
●	the diversion of financial and management resources from existing operations;

●	the potential loss of key employees or existing customers or adverse effects on existing business relationships with suppliers and customers;
●	incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill or other assets that could adversely affect our operating results;
●	unforeseen risks and liabilities associated with businesses acquired, including any unknown vulnerabilities in acquired technology or compromises of acquired data; and
●	failing to achieve the anticipated benefits of the acquisition.

Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any acquisitions, our results of operations and financial condition could be adversely affected. Acquisitions also could impact our financial position and capital needs which, among other actions, could require us to raise additional capital, which could result in dilution to our stockholders or result in restrictions on our activities, and could cause substantial fluctuations in our results of operations.

We may seek additional acquisitions and strategic opportunities to help us pursue our business objectives. Although we may devote significant time and resources in pursuit of such transactions, we may struggle to successfully identify such opportunities, or to successfully conclude transactions. Should we be unable to identify or conclude important strategic transactions, our business prospects and operations could be adversely affected as a result of the devotion of significant managerial effort required, and the challenges of achieving our objectives in the absence of such other acquisitions or strategic opportunities. In addition, we may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed, and in combining its operations with ours if such a transaction is completed.

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

Competition in our market is intense, and we expect competition for our products and services to become even more intense. We compete directly against other companies offering similar products and services that compete or will compete directly with our proposed products and services. We also compete against established vendors in our markets. These companies may incorporate other competitive technologies into their product offerings, whether developed internally or by third parties. There are also established consultants who offer services to help their customers obtain compliance with accessibility standards. In many cases these consultants compete for the same funding from our prospective customers. For the foreseeable future, many of our competitors may be larger, better-financed companies that may develop products superior to our current and proposed products, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with our competitors. As a result, we may have difficulty competing with larger, established competitors. Generally, these competitors may have:

●	substantially greater financial, technical, and marketing resources;
●	a larger customer base;

●	better name recognition; and
●	more expansive or different product offerings.

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

Regardless of whether any future claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs, could jeopardize or substantially delay a successful outcome in any future litigation, and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. In addition to challenges against our existing patents, any of the following could also reduce the value of our intellectual property now, or in the future:

●	our applications for patents, trademarks, and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;
●	issued trademarks, copyrights or patents may not provide us with any competitive advantages;
●	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or
●	our efforts may not prevent the development and design by others of products or technologies similar to, competitive with, or superior to those that we develop.

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

The current legal environment for our products and services remains unclear.

We cannot assure you that our existing or planned product and service offerings will be in compliance with local, state, and/or federal U.S. laws or the laws of any foreign jurisdiction where we operate or may operate in the future. Further, the legal, regulatory and judicial framework relating to the accessibility of websites may change. We cannot assure you that we will not unintentionally violate new laws or that existing laws will not be modified, that new laws and regulations will not be enacted in the future, or that judicial application of existing laws and regulations might change, which may cause us to be in violation of such laws or render our product and service offerings less needed. More aggressive domestic or international regulation of the Internet may materially and adversely affect our business, financial condition, operating results, and future prospects.

Our business greatly depends on the growth of online services, Internet of Things (“IOT”), kiosks, streaming, and other next-generation Internet-based applications, and there is a risk that such growth may not occur as expected, or at all, which would harm our business.

The Internet may ultimately prove not to be a viable commercial marketplace for such applications for several reasons, including:

●	unwillingness of consumers to shift to and use other such next-generation Internet-based audio applications;
●	refusal to purchase our products and services;
●	perception by end-users with respect to product and service quality and performance;
●	limitations on access and ease of use;
●	congestion leading to delayed or extended response times;
●	inadequate development of Internet infrastructure to keep pace with increased levels of use; and
●	increased government regulations.

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

●	design, develop, launch and/or license our planned products, services, and technologies that address the increasingly sophisticated and varied needs of our prospective customers; and
●	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

A number of factors may affect the market acceptance of our products or services or any other products or services we develop or acquire, including, among others:

●	the price of our products or services relative to other competitive products and services;
●	the perception by users of the effectiveness of our products and services;
●	our ability to fund our sales and marketing efforts; and
●	the effectiveness of our sales and marketing efforts.

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

The success of our product and service offerings depends on the uninterrupted operation of various systems, secure data centers, and other computer and communication networks that we use or establish. To the extent the number of users of networks utilizing our future products and services suddenly increases, the technology platform and hosting services which will be required to accommodate a higher volume of traffic may result in slower response times, service interruptions or delays or system failures. The deployment of our products, services, systems and operations will also be vulnerable to damage or interruption from:

●	power loss, transmission cable cuts and other telecommunications failures;
●	damage or interruption caused by fire, earthquake and other natural disasters;
●	computer viruses or software defects; and
●	physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

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

In connection with this annual report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and of the effectiveness of our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2021.

Nonetheless, failure to maintain established internal control over financial reporting or to maintain effective disclosure controls and procedures could adversely impact our public disclosures regarding our business, financial condition or results of operations. Upon review of the required internal control over financial reporting, our management and/or our auditors have in the past and may in the future identify material weaknesses and/or significant deficiencies that need to be addressed. Any actual or perceived weaknesses or conditions that need to be addressed in our internal control over financial reporting and disclosure of management's assessment of the Company’s internal control over financial reporting could adversely impact the price of and our ability to list our common stock and may lead to stockholder claims and regulatory action against us. Failure to maintain effective internal controls in the future could also result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and that could cause us to restate our financial statements for a prior period, cause investors to lose confidence in our financial statements and/or limit our ability to raise capital.

Additionally, any such failure may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, consume a significant amount of management’s time, and cause us to incur substantial additional costs relating to the implementation of remedial measures.

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

The Nasdaq Capital Market requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. Generally, we must maintain a minimum amount of stockholders’ equity and a minimum number of holders of our securities, as well as meet certain disclosure and corporate governance requirements. If we fail to meet any of the continuing listing requirements, our common stock may be subject to delisting. If our common stock is delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-

counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

The market price for our common stock may fluctuate significantly, which could result in substantial losses by our investors.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	the outcomes of potential future patent litigation;
●	our ability to monetize our future patents;
●	changes in our industry;
●	announcements of technological innovations, new products or product enhancements by us or others;
●	announcements by us or others of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;
●	changes in laws or regulations or judicial interpretation of the application of accessibility-related laws and regulations to the internet;
●	changes in earnings estimates or recommendations by security analysts, if our common stock is covered by analysts;
●	investors’ general perception of us;
●	future issuances of common stock;
●	investors’ future resales of our securities;
●	the addition or departure of key personnel;
●	general market conditions, including the volatility of market prices for shares of technology companies, generally, and other factors, including factors unrelated to our operating performance; and
●	the other factors described in this “Risk Factors” section.

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

Issuance of additional shares of common stock in future financings, including under our at-the-market program, will result in the dilution of our existing stockholders and may also result in a reduction in the market price of our common stock.

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock with a $0.00001 par value per share and 10,000,000 shares of preferred stock with a $0.00001 par value per share, of which, as of December 31, 2021, approximately 11,435,000 shares of common stock were issued and outstanding. As of December 31, 2021, we also had outstanding warrants and options to purchase an aggregate of approximately 221,000 shares of our common stock, and unvested, or vested but not yet settled, restricted stock units covering an aggregate of approximately 1,033,000 shares of common stock. The exercise of such options and warrants and the settlement of such restricted stock units would further increase the number of our outstanding shares of common stock.

In addition, in February 2021, we entered into an At Market Issuance Sales Agreement under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $30 million.

From time to time, we may adopt new equity compensation plans or increase the number of shares available for issuance in connection with our existing equity compensation plans. Our board of directors may also choose to issue some or all of our available shares to provide additional financing or acquire businesses.

The issuance of any shares under our equity compensation plans, for acquisition, licensing or financing efforts, upon exercise of warrants and options, or settlement of restricted stock units, will dilute the interests of our holders of common stock and cause a reduction in the proportionate ownership and voting power of all then current stockholders. Any such issuances may also result in a reduction in the market price of our common stock.

The interests of our controlling stockholders may not coincide with yours and such controlling stockholders may make decisions with which you may disagree.

As of February 25, 2022, six of our stockholders, two of whom are our Executive Chairman and our Chief Executive Officer, and another of whom is a director, beneficially owned in the aggregate over 50% of the voting power of our outstanding shares of common. As a result, these stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

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

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal control over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. Any failure to maintain effective internal controls, such as occurred as of December 31, 2020, could have a material adverse effect on our business, operating results and stock price. Moreover, effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. We may also face claims by our investors, which could harm our business and financial condition.

Risks Relating to Our Charter Documents and Capital Structure

We are close to being controlled by a small number of “insider” stockholders, which could determine corporate and stockholder action on significant matters.

As of February 3, 2022, our directors and executive officers beneficially owned an aggregate of 4,414,667 of our outstanding shares of common stock, which represents approximately 39% of the aggregate voting power of our outstanding shares of common stock. Through their collective ownership of our outstanding stock, such holders, if they were to act together, would be close to controlling the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, to determining the outcome of the election of all of our directors and determining corporate and stockholder action on other matters.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.   Properties

The Company’s principal offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 5,151 square feet under a lease agreement that expires in October 2022.

The Company also leases office space in Marietta, Georgia, Miami, Florida, and New York City, New York (under a lease that commenced in January 2022), and occupies shared office space in Portland, Oregon, Austin, Texas, and Seattle, Washington under membership agreements which provide for membership fees based on the number of contracted seats.

The Company believes that its space is adequate for its current needs and that suitable alternative space is available to accommodate expansion of the Company’s operations.

Item 3.   Legal Proceedings

In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the balance sheet as of December 31, 2021, would not be material to our financial position or annual results of operations.

On October 26, 2020, AudioEye filed a complaint (amended on December 29, 2020) against accessiBe Ltd. (“accessiBe”) in District Court in the Western District of Texas, Waco Division. The complaint alleges infringement of nine of AudioEye’s patents and various claims under the Lanham Act and New York law and seeks damages, costs, and injunctive relief. On November 1, 2021, accessiBe answered denying infringement, alleging invalidity of the patents at issue and counterclaimed with similar claims and remedies. On March 9, 2022, the District Court ordered the case transferred to the Western District of New York.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

AudioEye, Inc. was formed as a Delaware corporation on May 20, 2005.Our common stock has been listed on The Nasdaq Capital Market under the symbol “AEYE” since September 4, 2018.

In 2021, we initiated an At The Market (“ATM”) offering under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $30 million. In the twelve months ended December 31, 2021, the Company issued 471,970 shares of its common stock under the ATM offering and raised $16,534,000, net of transaction expenses. We expect to use the net proceeds from the ATM offering for general corporate purposes, including, but not limited to, capital expenditures, working capital, investments and acquisitions.

On February 28, 2022, there were 139 holders of record of our common stock, and a greater number of beneficial holders of our common stock for whom shares were held in a “nominee” or “street” name.

The following table sets forth information with respect to our repurchases of common stock during the three months ended December 31, 2021:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price	Announced Plans or	under the Plans or
	(1)	Paid per Share	Programs	Programs
October 1 - October 31	270	$9.94	—	—
November 1 - November 30	8,049	7.78	—	—
December 1 - December 31	11,739	7.01	—	—
Total	20,058	$7.36	—	—
(1)

Amount represents shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement restricted stock units, the exercise of stock options, or the issuance of unrestricted shares of common stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, the Company issued an aggregate of 35,000 shares of its common stock upon exercise of previously issued warrants for net proceeds of $178,000 and 279,137 shares of its common stock upon the conversion of all shares of our Series A Preferred Stock. Such issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.   Selected Financial Data

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2021 and 2020 that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report on Form 10-K, particularly in “Risk Factors.” The forward-looking statements included in this annual report on Form 10-K are made only as of the date hereof.

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering website accessibility compliance at all price points to businesses of all sizes. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In 2021 we focused on the continued expansion of revenue, product innovation, and building out of the AudioEye team.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on growth on both channels, with specific focus on growing recurring revenue in 2021, while still offering our Mobile App and PDF services. As of December 31, 2021, Monthly Recurring Revenue (“MRR”) was approximately $2.2 million, which represented an increase of 16% year-over-year. Refer to Other Key Operating Metrics below for details on how we calculate MRR.

As at December 31, 2021, AudioEye had approximately 82,000 customers, up from approximately 32,000 at December 31, 2020. This growth was primarily driven by additional customer implementations from Partner relationships and expanding engagement with customers via our Marketplace. Revenue from our Partners and Marketplace grew 40% from prior year. This channel represented about 57% of MRR contribution at the end of 2021.

Total Enterprise revenue grew by 1% from prior year. Enterprise revenue from recurring sources increased by 13% in 2021 over prior year, which helped offset the lower revenue from PDF remediation services due to decreased demand. This channel represented about 43% of MRR contribution at the end of 2021.

We had two major customers (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 20% and 10%, respectively, of our revenue in the year ended December 31, 2021, and one major customer which generated approximately 16.7% of our revenue in the fiscal year ended December 31, 2020.

The Company continued to invest in Research and development. As a percent of revenue, Research and development cost was 27% of total revenue, an increase from 12% in prior year. With the increase in investment in research and development in 2021 we were able to continue to expand and improve our product offering, including issue reporting, an updated customer portal, and further advancements on automated fixes to accessibility, as well as provide hands-on manual remediation services.

We made additional sales and marketing investments in 2021 to reach a wider, growing, audience and bring further awareness to accessibility on the web. This included additional digital media spend and expanding our sales and marketing team.

We provide further commentary on our Results of Operation below.

Results of Operations

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the year ended December 31, 2021 with the year ended December 31, 2020. Our results of operations in these periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Year ended
	December 31,		Change
(in thousands)	2021	2020	$	%
Revenue	$24,503	$20,475	$4,028	20%
Cost of revenue	(6,121)	(5,961)	(160)	3%
Gross profit	18,382	14,514	3,868	27%
Operating expenses:
Selling and marketing	14,621	8,472	6,149	73%
Research and development	5,304	1,230	4,074	331%
General and administrative	13,970	11,945	2,025	17%
Total operating expenses	33,895	21,647	12,248	57%
Operating loss	(15,513)	(7,133)	(8,380)	117%
Other income (expense):
Change in fair value of warrant liability	—	120	(120)	(100)%
Gain on loan forgiveness	1,316	—	1,316	100%
Interest expense	(12)	(145)	133	(92)%
Total other income (expense)	1,304	(25)	1,329	5,316%
Net loss	$(14,209)	$(7,158)	$(7,051)	99%

Revenue

The following table presents our revenues disaggregated by sales channel:

	Year ended December 31,		Change
(in thousands)	2021	2020	$	%
Partner and Marketplace	$13,638	$9,740	$3,898	40%
Enterprise	10,865	10,735	130	1%
Total revenues	$24,503	$20,475	$4,028	20%

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

For the year ended December 31, 2021, total revenue increased by 20% over the prior year. The increase in total revenues was primarily driven by higher Partner and Marketplace channel revenue as a result of our continued focus on highly transactional industry verticals to achieve higher penetration within our existing partnerships and expand into new partnerships. The Enterprise channel revenue remained consistent with prior year as a decrease in customer demand for our PDF remediation services was offset by an increase in recurring revenue sources. In 2021, Enterprise revenue from recurring sources increased 13% over the prior year.

Cost of Revenue and Gross Profit

	Year ended December 31,		Change
(in thousands)	2021	2020	$	%
Revenue	$24,503	$20,475	$4,028	20%
Cost of revenue	(6,121)	(5,961)	160	3%
Gross profit	$18,382	$14,514	$3,868	27%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the year ended December 31, 2021, cost of revenue remained consistent with the prior year comparable periods as the increase in the cost of hosting fees and in the amortization of capitalized software development costs was offset by a reduction in delivery support costs from continued operating efficiencies.

For the year ended December 31, 2021, gross profit increased by 27% over the prior year. The increase in gross profit was a result of increased revenue and continued improvement in technology driven efficiencies and related support as we scale.

Selling and Marketing Expenses

	Year ended
	December 31,		Change
(in thousands)	2021	2020	$	%
Selling and marketing	$14,621	$8,472	$6,149	73%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the year ended December 31, 2021, selling and marketing expenses increased by 73% over the prior year. The increase in selling and marketing expenses resulted primarily from higher online media and third-party marketing agency expenses, as well as higher personnel costs associated with the increase in headcount and in stock-based compensation expense as we continued to expand our business.

Research and Development

	Year ended
	December 31,		Change
(in thousands)	2021	2020	$	%
Research and development expense	$5,304	$1,230	$4,074	331%
Plus: Capitalized research and development cost	1,425	1,157	268	23%
Total research and development cost	$6,729	2,387	$4,342	182%

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

For the year ended December 31, 2021, research and development expenses increased by 331% over the prior year. This was driven by higher personnel cost associated with the increase in headcount and in stock-based compensation expense. For the year ended December 31, 2021, capitalized research and development cost increased by 23% over the prior year, driven by increased investment in our platforms and products. Total research and development cost, which includes both R&D expenses and capitalized R&D costs, increased 182% from 2020 to 2021.

General and Administrative Expenses

	Year ended
	December 31,		Change
(in thousands)	2021	2020	$	%
General and administrative	$13,970	$11,945	$2,025	17%

General and administrative expenses consist primarily of compensation and benefits related to our executives, corporate support functions and directors, general corporate expenses including legal fees, and occupancy costs.

For the year ended December 31, 2021, general and administrative expenses increased by 17% over the prior year. The increase in general and administrative expenses was due primarily to higher legal expenses towards patent litigation pursued by the Company, which in 2021 totaled $2.1 million, as well as higher stock-based compensation expense. Refer to Note 9 - Commitments and Contingencies to our financial statements for information on our litigation.

Change in Fair Value of Warrant Liability

	Year ended
	December 31,		Change
(in thousands)	2021	2020	$	%
Change in fair value of warrant liability	$—	$120	$(120)	(100)%

Change in fair value of warrant liability consists of fair value adjustments associated with warrants to purchase 146,667 shares of the Company’s common stock, which were issued in consideration for the credit facility extended by Sero Capital in the third quarter of 2019. In the third quarter of 2020, the warrants were fully exercised and the related liability was extinguished.

Gain on loan forgiveness

	Year ended
	December 31,		Change
(in thousands)	2021	2020	$	%
Gain on loan forgiveness	$1,316	$—	$1,316	100%

In the second quarter of 2021, we recorded a $1,316,000 gain on loan forgiveness in connection with the full forgiveness of the outstanding principal and interest on our PPP Loan, which was originated on April 15, 2020 with a principal amount of $1,302,000.

Interest Expense

	Year ended
	December 31,		Change
(in thousands)	2021	2020	$	%
Interest expense	$12	$145	$(133)	(92)%

Interest expense consisted primarily of amortization of debt issuance costs from our line of credit, and interest on our PPP Loan and finance lease liabilities. The decrease in interest expense for the year ended December 31, 2021 was attributable to deferred issuance costs being fully amortized through August 2020, when the corresponding line of credit expired.

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

We define MRR as the sum of (i) for our Enterprise channel, the total of the average monthly recurring fee amount under each active paid contract at the date of determination, plus (ii) for our Partner and Marketplace channel, the recognized monthly fee amount for all paying customers at the date of determination, in each case, assuming no changes to the subscription. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are cancelable, which may impact future MRR. MRR excludes revenue from our PDF remediation services business and Mobile App report business. As of December 31, 2021, MRR was about $2.2 million, which represents a 16% increase year-over-year. MRR attributed to Enterprise and Partner and Marketplace channels increased by 14% and 17%, respectively, over prior year.

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

Non-GAAP Earnings (Loss) and Non-GAAP Earnings (Loss) per Diluted Share

We define: (i) Non-GAAP earnings (loss) as net income (loss), less non-cash valuation adjustments to liabilities, plus interest expense, plus stock-based compensation expense, plus certain litigation expense, plus certain severance expense, plus loss on impairment of long-lived assets, plus loss on disposal of property and equipment, and less gain on loan forgiveness; and (ii) Non-GAAP earnings (loss) per diluted share as net income (loss) per diluted common share, less non-cash valuation adjustments to liabilities, plus interest expense, plus stock-based compensation expense, plus certain litigation expense, plus certain severance expense, plus loss on impairment of long-lived assets, plus loss on disposal of property and equipment, and less gain on loan forgiveness, each on a per share basis. Non-GAAP earnings per diluted share would include incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position. However, no incremental shares apply when there is a Non-GAAP loss per diluted share, as is the case for the periods presented in this Annual Report on Form 10-K.

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

	Year ended
	December 31,
(in thousands, except per share data)	2021	2020
Non-GAAP Earnings (Loss) Reconciliation
Net loss (GAAP)	$(14,209)	$(7,158)
Non-cash valuation adjustments to liabilities	—	(120)
Interest expense	12	145
Stock-based compensation expense	7,616	4,138
Severance expense (1)	—	360
Litigation expense (2)	2,099	—
Loss on impairment of long-lived assets	10	—
Loss on disposal of property and equipment	12	—
Gain on loan forgiveness	(1,316)	—
Non-GAAP loss	$(5,776)	$(2,635)

Non-GAAP Earnings (Loss) per Diluted Share Reconciliation
Net loss per common share (GAAP) — diluted	$(1.29)	$(0.77)
Non-cash valuation adjustments to liabilities	—	(0.01)
Interest expense	—	0.02
Stock-based compensation expense	0.69	0.44
Severance expense (1)	—	0.04
Litigation expense (2)	0.19	—
Loss on impairment of long-lived assets	—	—
Loss on disposal of property and equipment	—	—
Gain on loan forgiveness	(0.12)	—
Non-GAAP loss per diluted share (3)	$(0.53)	$(0.28)
Diluted weighted average shares (4)	11,040	9,313
(1)	Represents severance expense associated with the move of our technology center to Portland, Oregon, and is exclusive of accrued vacation paid upon termination of employment.
(2)	Represents legal expenses towards patent litigation pursued by the Company as discussed in Note 9 - Commitments and Contingencies to our financial statements.
(3)	Non-GAAP earnings per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.
(4)	The number of diluted weighted average shares used for this calculation is the same as the weighted average common shares outstanding share count when the Company reports a GAAP and non-GAAP net loss.

Liquidity and Capital Resources

Working Capital

As of December 31, 2021, we had $19.0 million in cash and working capital of $13.6 million. The increase in working capital in 2021 was primarily a result of capital raised under the previously announced At The Market(“ATM”) offering initiated in the first quarter of 2021. Under the ATM Sales Agreement with B. Riley Securities, Inc. (“Agent”) entered into on February 11, 2021, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock to or through the Agent as its sales agent, having an aggregate offering price of up to $30 million. In the twelve months ended December 31, 2021, the Company issued 471,970 shares of its common stock under the ATM offering and raised $16,534,000, net of transaction expenses.

We have no debt obligations or off-balance sheet arrangements and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

	At December 31,
(in thousands)	2021	2020
Current assets	$24,831	$14,631
Current liabilities	(11,216)	(9,015)
Working capital	$13,615	$5,616

Cash Flows

	Year ended
	December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(4,980)	$(1,906)
Net cash used in investing activities	(1,624)	(1,298)
Net cash provided by financing activities	16,475	10,327
Net increase in cash	$9,871	$7,123

For the year ended December 31, 2021, in relation to the prior year, cash used in operating activities increased primarily due to an increase in sales and marketing costs as a result of higher digital, consulting and third-party costs to support the Company’s growth, as well as increased product development headcount and legal fees associated with patent litigation pursued by the Company.

For the year ended December 31, 2021, in relation to the prior year, cash used in investing activities increased primarily due to higher investment to further enhance our product offerings.

For the year ended December 31, 2021, in relation to the prior year, cash provided by financing activities increased primarily due to capital raised under the ATM Offering initiated in the first quarter of 2021. In 2021, the Company issued 471,970 shares of its common stock under the ATM offering and raised $16,534,000, net of transaction expenses. In the third quarter of 2020, we received net proceeds of $7,824,000 from a public offering whereby we issued 473,239 shares of our common stock. In addition, in the second quarter of 2020, we obtained a $1,302,000 PPP loan, which was fully forgiven in the second quarter of 2021.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported and disclosed in our financial statements and the accompanying notes. Actual results could differ materially from these estimates under different assumptions or conditions.

The critical accounting estimates discussed below are estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations.

 Stock-Based Compensation

Awards with performance conditions

Compensation expense related to performance-based options and RSUs is recognized on a straight-line basis over the requisite service period, provided that it is probable that performance conditions will be achieved. Management periodically assesses the probability of achievement of each performance condition. Expense recognition only starts when achievement is deemed probable, and the amount recognized in each reporting period varies based on the expected timing of performance completion. Changes in expectations and outcomes different from estimates (such as the achievement or non- achievement of performance conditions) may cause a significant adjustment to earnings in a reporting period as timing and amount of expense recognition is highly dependent on management’s estimate.

Awards with market conditions

We estimate the fair value and requisite service period of market-based restricted stock unit awards as of the grant date based on the Monte Carlo simulation model with the assistance of an independent third-party valuation specialist. The Monte Carlo simulation model is built on certain assumptions, including our stock volatility. We cannot predict the prices at which our common stock will trade in the future and achievement of market conditions may occur in period different that estimated. Compensation costs related to awards with market conditions are recognized on a straight-line basis over the requisite service period regardless of whether the market condition is satisfied and is not reversed provided that the requisite service period derived from the Monte-Carlo simulation has been completed.

Refer to Note 2 - Significant Accounting Policies to our financial statements for a complete discussion of the significant accounting policies and methods used in the preparation of our financial statements, including our accounting policies related to stock-based compensation.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria established in Internal Control — 2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

As part of our efforts to improve our finance and accounting function and to remediate the material weaknesses that existed in our internal control over financial reporting and our disclosure controls and procedures at December 31, 2020, we completed the documentation and testing of operating effectiveness of our key internal controls over financial reporting with the assistance of internal control consultants.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no changes to our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed above.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

We have adopted a Code of Business Conduct and Ethics, including provisions enumerated in Item 406 of Regulation S-K (the “finance code of ethics”). The finance code of ethics is publicly available in the Code of Business Conduct and Ethics on the Governance Documents section of our website, which may be accessed from our homepage at www.audioeye.com. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Corporate Controller, we will disclose the nature of that amendment or that waiver in the Governance Documents section of our website.

Item 11.  Executive Compensation

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

Item 12.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

Item 14.  Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	The following documents are filed as part of this report:
(1)	Financial Statements — See Index to Financial Statements on page F-1 below and the financial pages that follow.
(2)	Financial Statements Schedules — As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.
(3)	Exhibits — The following exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

Exhibit No.	Description
3.1	Certificate of Incorporation of AudioEye, Inc., dated as of May 20, 2005 (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of February 12, 2010 (1)

3.3	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of August 16, 2012 (2)

3.4	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of March 26, 2014 (6)

3.5	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of August 1, 2018 (9)

3.6	Certificate of Designations – Series A Convertible Preferred Stock (14)

3.7	Certificate of Correction to the Certificate of Validation relating to the Series A Convertible Preferred Stock (23)

3.8	Amended and Restated By-laws as of August 13, 2020 (15)

4.1	Form of Registration Rights Agreement between AudioEye, Inc. and each Purchaser dated as of August 6, 2018 (9)

4.2	Description of Registered Securities (14)

10.1**	AudioEye, Inc. 2012 Incentive Compensation Plan effective December 19, 2012 (3)

10.2**	AudioEye, Inc. 2013 Incentive Compensation Plan effective August 20, 2013 (4)

10.3**	AudioEye, Inc. 2014 Incentive Compensation Plan effective January 27, 2014 (5)

10.4**	AudioEye, Inc. 2015 Incentive Compensation Plan effective September 5, 2014 (7)

10.5**	AudioEye, Inc. 2016 Incentive Compensation Plan effective December 17, 2015 (10)

10.6**	Form of Restricted Stock Unit Award Agreements for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans (10)

10.7**	Form of Performance Option Agreement for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans (10)

10.8**	Form of Stock Option Agreement for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans (10)

10.9**	AudioEye, Inc. 2019 Equity Incentive Plan (as amended and restated on May 18, 2020) (17)

10.10**	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Incentive Stock Option Agreement (11)

10.11**	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Nonqualified Stock Option Agreement (11)

10.12**	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Restricted Stock Unit Agreement (11)

10.13**	AudioEye, Inc. 2020 Equity Incentive Plan (19)

10.14**	Form of Restricted Stock Unit Award Agreement (Time-Based) under the AudioEye, Inc. 2020 Equity Incentive Plan (19)

10.15**	Form of Restricted Stock Unit Award Agreement (Non-Employee Director Awards) under the AudioEye, Inc. 2020 Equity Incentive Plan (19)

10.16**	Form of Performance Stock Unit Award Agreement (Performance-Based) under the AudioEye, Inc. 2020 Equity Incentive Plan (19)

10.17**	Form of Incentive Stock Option Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan (19)

10.18**	Form of Non-Qualified Stock Option Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan (19)

10.19**	Form of Other Stock-Based Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan (19)

10.20**	Executive Employment Agreement dated July 1, 2015 between Dr. Carr Bettis and AudioEye, Inc. (8)

10.21**	Amendment to Executive Employment Agreement dated May 18, 2021 between Dr. Carr Bettis and AudioEye, Inc. (24)

10.22**	Executive Employment Agreement dated May 10, 2019 between Sachin Barot and AudioEye, Inc. (11)

10.23**	Severance Agreement and General Release of All Claims, executed on June 10, 2021, between the Company and Sachin Barot (21)

10.24**	Executive Employment Agreement dated August 13, 2020 between Dominic Varacalli and AudioEye, Inc. (18)

10.25**	Amendment dated September 17, 2021 to Executive Employment Agreement between Dominic Varacalli and AudioEye, Inc. (25)

10.26**	Employment Agreement dated August 20, 2020 between David Moradi and AudioEye, Inc. (16)

10.27**	Notice of Award of Performance Shares to David Moradi dated August 20, 2020 under the AudioEye, Inc. 2019 Equity Incentive Plan (16)

10.28**	Performance Stock Unit Agreement, dated March 11, 2021 between the Company and David Moradi (20)

10.29**	Executive Employment Agreement, dated June 10, 2021, between the Company and Kelly Georgevich (22)

10.30**	Employee Offer Letter dated March 16, 2021 between Christopher Hundley and AudioEye, Inc. (24)

10.31**	Amendment dated September 17, 2021 to Employee Offer Letter between to Christopher Hundley and AudioEye, Inc. (25)

10.32**	Confidentiality, Proprietary Rights, Non-Competition, and Non-Solicitation Agreement dated March 21, 2021 between Christopher Hundley and AudioEye, Inc. (25)

10.33	Form of Securities Purchase Agreement by and between AudioEye, Inc. and each Purchaser dated August 6, 2018 (9)

10.34	Schedule of Certain Parties to Securities Purchase Agreements and Registration Rights Agreements dated as of August 6, 2018 (10)

10.35	Letter Agreement dated as of August 14, 2019 between the Company and Sero Capital LLC (12)

10.36	Loan Agreement dated as of August 14, 2019 between the Company and Sero Capital LLC (12)

10.37**	Form of AudioEye, Inc. Indemnification Agreement (Directors and Executive Officers) (13)

14.1	Code of Business Conduct and Ethics (10)

23.1*	Consent of MaloneBailey LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Resolutions adopted by the Board setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law (14)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Constitutes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 21, 2011 (File No. 333-177463).

(2)	Incorporated by reference to Form S-1/A, filed with the SEC on October 1, 2012 (File No. 333-177463).

(3)	Incorporated by reference to Form S-1/A, filed with the SEC on January 11, 2013 (File No. 333-177463).

(4)	Incorporated by reference to Form S-8, filed with the SEC on August 28, 2013 (File No. 333-177463).

(5)	Incorporated by reference to Form S-1/A, filed with the SEC on February 4, 2014 (File No. 333-177463).

(6)	Incorporated by reference to Form 10-K, filed with the SEC on March 31, 2014.

(7)	Incorporated by reference to Form 10-Q, filed with the SEC on November 7, 2014.

(8)	Incorporated by reference to Form 8-K, filed with the SEC on July 8, 2015.

(9)	Incorporated by reference to Form 8-K, filed with the SEC on August 7, 2018.

(10)	Incorporated by reference to Form 10-K, filed with the SEC on March 27, 2019.

(11)	Incorporated by reference to Form 8-K, filed with the SEC on May 14, 2019.

(12)	Incorporated by reference to Form 8-K, filed with the SEC on August 16, 2019.

(13)	Incorporated by reference to Form 8-K, filed with the SEC on December 16, 2019.

(14)	Incorporated by reference to Form 10-K, filed with the SEC on March 30, 2020.

(15)	Incorporated by reference to Form 8-K, filed with the SEC on September 24, 2020.

(16)	Incorporated by reference to Form 8-K, filed with the SEC on August 24, 2020.

(17)	Incorporated by reference to Form 10-Q, filed with the SEC on August 13, 2020.

(18)	Incorporated by reference to Form 10-Q, filed with the SEC on November 13, 2020.

(19)	Incorporated by reference to Form 8-K, filed with the SEC on December 10, 2020.

(20)	Incorporated by reference to Form 8-K, filed with the SEC on March 15, 2021.

(21)	Incorporated by reference to Form 8-K, filed with the SEC on June 11, 2021.

(22)	Incorporated by reference to Form 8-K, filed with the SEC on June 23, 2021.

(23)	Incorporated by reference to Form 8-K, filed with the SEC on June 25, 2021.

(24)	Incorporated by reference to Form 10-Q, filed with the SEC on August 11, 2021.

(25)	Incorporated by reference to Form 10-Q, filed with the SEC on November 12, 2021.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March, 2022.

AUDIOEYE, INC.

By:	/s/ David Moradi
David Moradi
Principal Executive Officer

By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Financial and Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Carr Bettis, David Moradi and Kelly Georgevich, or either of them, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Moradi	Chief Executive Officer, Director	March 11, 2022
David Moradi	(Principal Executive Officer)

/s/ Kelly Georgevich	Chief Financial Officer	March 11, 2022
Kelly Georgevich	(Principal Financial and Accounting Officer)

/s/ Dr. Carr Bettis	Executive Chairman, Director	March 11, 2022
Dr. Carr Bettis

/s/ Anthony Coelho	Director	March 11, 2022
Anthony Coelho

/s/ Jamil Tahir	Director	March 11, 2022
Jamil Tahir

/s/ Marc Lehmann	Director	March 11, 2022
Marc Lehmann

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDIOEYE, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AudioEye, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AudioEye, Inc (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters communicated are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2011.

Houston, Texas

March 11, 2022

AUDIOEYE, INC.

BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	December 31,	December 31,
(in thousands, except per share data)	2021	2020
ASSETS
Current assets:
Cash	$18,966	$9,095
Accounts receivable, net of allowance for doubtful accounts of $157 and $79, respectively	5,311	5,096
Deferred costs, short term	103	152
Prepaid expenses and other current assets	451	288
Total current assets	24,831	14,631

Property and equipment, net of accumulated depreciation of $210 and $209, respectively	196	91
Right of use assets	834	617
Deferred costs, long term	34	77
Intangible assets, net of accumulated amortization of $5,285 and $4,328, respectively	2,622	2,137
Goodwill	701	701
Other	95	—
Total assets	$29,313	$18,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,542	$2,190
Finance lease liabilities	57	49
Operating lease liabilities	415	229
Deferred revenue	7,068	6,328
Contingent consideration	134	—
Term loan, short term	—	219
Total current liabilities	11,216	9,015

Long term liabilities:
Finance lease liabilities	45	12
Operating lease liabilities	450	427
Deferred revenue	5	83
Term loan, long term	—	1,083
Total liabilities	11,716	10,620

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Series A Convertible Preferred stock, $0.00001 par value, 200 shares authorized, zero and 90 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	1
Common stock, $0.00001 par value, 50,000 shares authorized, 11,435 and 10,130 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	1
Additional paid-in capital	88,889	64,716
Accumulated deficit	(71,293)	(57,084)
Total stockholders' equity	17,597	7,634

Total liabilities and stockholders' equity	$29,313	$18,254

See Notes to Financial Statements

AUDIOEYE, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2021	2020
Revenue	$24,503	$20,475

Cost of revenue	6,121	5,961

Gross profit	18,382	14,514

Operating expenses:
Selling and marketing	14,621	8,472
Research and development	5,304	1,230
General and administrative	13,970	11,945
Total operating expenses	33,895	21,647

Operating loss	(15,513)	(7,133)

Other income (expense):
Gain on loan forgiveness	1,316	—
Change in fair value of warrant liability	—	120
Interest expense	(12)	(145)
Total other income (expense)	1,304	(25)

Net loss	(14,209)	(7,158)

Dividends on Series A Convertible Preferred Stock	(69)	(51)

Net loss available to common stockholders	$(14,278)	$(7,209)

Net loss per common share-basic and diluted	$(1.29)	$(0.77)

Weighted average common shares outstanding-basic and diluted	11,040	9,313

See Notes to Financial Statements

AUDIOEYE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

TWO YEARS ENDED DECEMBER 31, 2021

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	8,877	$1	105	$1	$51,490	$(49,926)	$1,566
Common stock issued upon exercise of warrants and options on a cashless basis	267	—	—	—	—	—	—
Common stock issued upon exercise of warrants and options on a cash basis	353	—	—	—	1,264	—	1,264
Common stock issued upon settlement of restricted stock units	117	—	—	—	—	—	—
Common stock issued upon conversion of preferred stock	43	—	(15)	—	—	—	—
Issuance of common stock for cash, net of transaction expenses	473	—	—	—	7,824	—	7,824
Stock-based compensation	—	—	—	—	4,138	—	4,138
Net loss	—	—	—	—	—	(7,158)	(7,158)
Balance, December 31, 2020	10,130	$1	90	$1	$64,716	$(57,084)	$7,634
Common stock issued upon exercise of warrants and options on a cashless basis	156	—	—	—	—	—	—
Common stock issued upon exercise of warrants and options on a cash basis	126	—	—	—	644	—	644
Common stock issued upon settlement of restricted stock units	283	—	—	—	—	—	—
Common stock issued upon conversion of preferred stock	279	—	(90)	(1)	1	—	—
Issuance of common stock for services	32	—	—	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(43)	—	—	—	(622)	—	(622)
Issuance of common stock for cash, net of transaction expenses	472	—	—	—	16,534	—	16,534
Stock-based compensation	—	—	—	—	7,616	—	7,616
Net loss	—	—	—	—	—	(14,209)	(14,209)
Balance, December 31, 2021	11,435	$1	—	$—	$88,889	$(71,293)	$17,597

See Notes to Financial Statements

AUDIOEYE, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,209)	$(7,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,322	963
Gain on loan forgiveness	(1,316)	—
Loss on impairment of long-lived assets	10	—
Loss on disposal of property and equipment	12	—
Stock-based compensation expense	7,616	4,138
Amortization of deferred commissions	189	250
Amortization of debt issuance costs	—	137
Amortization of right of use assets	265	210
Change in fair value of warrant liability	—	(120)
Provision for accounts receivable	73	128
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(288)	(2,106)
Prepaid expenses and other assets	(355)	(241)
Accounts payable and accruals	1,312	1,215
Operating lease liability	(273)	(208)
Deferred revenue	662	886
Net cash used in operating activities	(4,980)	(1,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(82)	—
Software development costs	(1,425)	(1,157)
Patent costs	(64)	(141)
Payment for acquisition	(53)	—
Net cash used in investing activities	(1,624)	(1,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering, net of transaction costs	16,534	7,824
Proceeds from term loan	—	1,302
Proceeds from exercise of options and warrants	644	1,264
Payments related to settlement of employee stock-based awards	(622)	—
Repayments of finance leases	(81)	(63)
Net cash provided by financing activities	16,475	10,327

Net increase in cash and cash equivalents	9,871	7,123
Cash and cash equivalents-beginning of period	9,095	1,972
Cash and cash equivalents-end of period	$18,966	$9,095

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$8	$6
Income taxes paid	7	—

Non-cash investing and financing activities:
Right-of-use assets and operating lease obligations recognized during the year	482	—
Contingent consideration recorded in connection with acquisition	134	—
Equipment acquired from finance leases	122	20

See Notes to Financial Statements

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to stock-based compensation, allowance for doubtful accounts, and intangible assets. Actual results may differ from these estimates.

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

DECEMBER 31, 2021 AND 2020

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

Non-subscription revenue consists of PDF remediation and Mobile App report services and is recognized upon delivery. Consideration payable under PDF remediation and Mobile App report services arrangements is based on usage and fixed fee, respectively.

The following table presents our revenues disaggregated by sales channel:

	Year ended December 31,
(in thousands)	2021	2020
Partner and Marketplace	$13,638	$9,740
Enterprise	10,865	10,735
Total revenues	$24,503	$20,475

The Company records accounts receivable for amounts invoiced to customers for which the Company has an unconditional right to consideration as provided under the contractual arrangement. Deferred revenue includes payments received in advance of performance under the contract and is reported on an individual contract basis at the end of each reporting period. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue.

The table below summarizes our deferred revenue as of December 31, 2021 and 2020:

	As of December 31,
(in thousands)	2021	2020
Deferred revenue - current	$7,068	$6,328
Deferred revenue - noncurrent	5	83
Total deferred revenue	$7,073	$6,411

In the year ended December 31, 2021 we recognized $6,241,000, or 97%, in revenue from deferred revenue outstanding as of December 31, 2020.

We had two major customers (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 20% and 10%, respectively, of our revenue in the year ended December 31, 2021, and one major customer which generated approximately 16.7% of our revenue in the fiscal year ended December 31, 2020.

Three customers with long standing relationships with the Company represented 21%, 15% and 10%, respectively, of total accounts receivable as of December 31, 2021. Three customers represented 25%, 13% and 13%, respectively, of total accounts receivable as of December 31,2020.

Deferred Costs (Contract acquisition costs)

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The table below summarizes the deferred commission costs as of December 31, 2021 and 2020:

	As of December 31,
(in thousands)	2021	2020
Deferred costs – current	$103	$152
Deferred costs - noncurrent	34	77
Total deferred costs	$137	$229

Amortization expense associated with sales commissions was included in selling and marketing expenses on the statements of operations and totaled $189,000 and $250,000 for the years ended December 31, 2021 and 2020, respectively.

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

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the client and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $157,000 and $79,000 at December 31, 2021 and 2020, respectively. The Company believes that its reserve is adequate, however results may differ in future periods. For the years ended December 31, 2021 and 2020, bad debt expense totaled $73,000 and $128,000, respectively.

Property and Equipment

Property and equipment includes office and computer equipment, as well as furniture and fixtures. Property and equipment are carried at the cost of acquisition, and depreciated using the straight-line method over their estimated useful lives, which typically is 3 years. Costs associated with repairs and maintenance are expensed as incurred. Upon disposition of property and equipment, the cost and the related accumulated depreciation associated with the disposed asset are removed from the accounts and any gain or loss on disposition is included in the results of operations in the year of disposal.

Total property and equipment acquired by cash and through finance leases totaled $92,000 and $122,000, respectively, in the year ended December 31, 2021,and zero and $20,000, respectively, in the year ended December 31, 2020. Depreciation expense was $97,000 and $86,000 for the years ended December 31, 2021 and 2020, respectively.

Capitalized Software Development Costs

In accordance with ASC 350-40, the Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed, and it is probable that the software will be used as intended, until the software is available for general release. Capitalized software costs include (i) external direct costs of materials and services utilized in developing or obtaining computer software, and (ii) compensation and related benefits for employees who are directly associated with the software project.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Capitalized software costs are included in intangible assets on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which is typically three years. Amortization expense is included in cost of revenue on the statements of operations and totaled $845,000 and $449,000 for the years ended December 31, 2021 and 2020, respectively. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Refer to Note 4 – Intangible Assets for additional information regarding our Capitalized Software Development Costs.

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

Once we determine that a potential impairment indicator exists, we perform the test for recoverability by comparing the estimated future undiscounted cash flows associated with the intangible assets with the intangible asset’s carrying amount. Where the carrying value of the intangible asset exceeds the future undiscounted cash flows associated with the intangible assets, it is determined that the value of those intangible assets cannot be recovered. For an intangible asset failing the recoverability test, an impairment charge is recorded for the difference between the carrying value and the estimated fair value. No impairment losses were incurred during the years ended December 31, 2021 and 2020.

Fair Value of Financial Instruments

Fair value is an estimate of the exit price, representing the amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date). Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market participant assumptions in the absence of observable market information. Assets and

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

liabilities required to be measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value in one of the following three categories:

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

The table below provides information on our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value
(in thousands)	Fair Value	Hierarchy
Contingent consideration (1), December 31, 2021	$134	Level 3

(1)	Contingent consideration is a liability recorded in connection with the acquisition of substantially all of the assets of Square ADA LLC (“Square ADA”) in the fourth quarter of 2021(refer to Note 3 – Acquisitions for additional information on the Square ADA acquisition). The fair value of the contingent consideration was determined by management based on the estimated monthly recurring revenue from converted customers as of the sixth month anniversary of the closing date.

Stock-Based Compensation

The Company periodically issues options, warrants, restricted stock units (“RSUs”), and shares of its common stock, as compensation for services received from its employees, directors, and consultants. The fair value of the award is measured on the grant date. The fair value amount is then recognized as expense over the requisite vesting period during which services are required to be provided in exchange for the award. We recognize forfeitures as they occur. Stock-based compensation expense is recorded in the same expense classifications in the statements of operations as if such amounts were paid in cash.

The fair value of options and warrants awards is measured on the grant date using a Black-Scholes option pricing model, which includes assumptions that are subjective and are generally derived from external data (such as risk-free rate of interest) and historical data (such as volatility factor, expected term, and forfeiture rates). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value, and vesting period.

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Potentially dilutive securities outstanding as of December 31, 2021 and 2020, which were excluded from the computation of basic and diluted net loss per share for the years then ended, are as follows:

	December 31,
(in thousands)	2021	2020
Preferred stock	—	263
Options	191	517
Warrants	30	81
Restricted stock units	1,033	958
Total	1,254	1,819

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. This ASU simplifies accounting guidance for intraperiod allocations, deferred tax liabilities, year-to-date losses in interim periods, franchise taxes, step-up in tax basis of goodwill, separate entity financial statements and interim recognition of tax laws or rate changes. This

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. We adopted this guidance effective January 1, 2021. The adoption of this guidance did not have a material impact our financial position, results of operations or disclosures.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. This ASU requires that contract assets and contract liabilities acquired in a business combination be recognized and measured in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within that fiscal year. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. We are currently evaluating the impact of the new standard on our financial statements and related disclosures.

NOTE 3 — ACQUISITIONS

On December 28, 2021, the Company completed the acquisition of substantially all of the assets of Square ADA LLC (“Square ADA”), a provider of accessibility solution to websites built or hosted by Squarespace, Inc. The aggregate consideration for the purchase of  Square ADA was approximately $187,000 (at fair value) consisting of (i) $53,000 in cash, and (ii) contingent consideration estimated at $134,000 at December 31, 2021.

We accounted for the acquisition of Square ADA as an asset acquisition in accordance with FASB ASC 805, “Business Combinations”, and ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. Based on our assessment of the screen test as required by ASU 2017-01, the transaction does not meet the definition of a business as substantially all the fair value of the gross assets acquired is concentrated in one single identifiable intangible asset, the acquired customer relationships. Accordingly, we allocated the total cost of the acquisition to customer relationships following the cost accumulation model. No external direct transaction costs were incurred in connection with Square ADA’s acquisition.

The operating results of Square ADA are not material for purposes of proforma disclosure.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets as of December 31, 2021 and 2020 consisted of the following:

	December 31,
(in thousands)	2021	2020
Finite-lived assets:
Patents	$3,887	$3,779
Capitalized software development costs	3,833	2,676
Customer Relationships	187	—
Accumulated amortization	(5,285)	(4,328)
Finite-lived assets, net	2,622	2,127
Indefinite-lived assets:
Domain name	—	10
Intangible assets, net	$2,622	$2,137

As of December 31, 2021 and 2020, capitalized cost associated with pending patents totaled $53,000 and 141,000, respectively.

For the years ended December 31, 2021 and 2020, software development costs capitalized totaled $1,425,000 and $1,157,000, respectively.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

In 2021, we recorded $187,000 in customer relationships in connection with acquisition of Square ADA. We amortize our customer relationships on a straight-line basis over the estimated useful life of two years. Refer to Note 3 – Acquisitions for additional information on the Square ADA acquisition. for Refer to Note 2 – Significant Accounting Policies for additional information regarding our intangible assets, including specific information on our patents and capitalized software development costs.

The following table summarizes amortization expense associated with intangible assets for the fiscal years ended December 31, 2021 and 2020:

	Year ended December 31,
(in thousands)	2021	2020
Patents	$379	$428
Capitalized software development costs	845	449
Customer Relationships	1	—
Total amortization expense	$1,225	$877

The weighted average remaining useful life of our finite-lived intangible assets (in years) as of December 31, 2021 are as follows:

Weighted average remaining amortization period (in years)
Patents	2.2
Capitalized software development costs	2.3
Customer Relationships	2.0

No loss on impairment of long-lived assets was recorded for the years ended December 31, 2021 and 2020.

NOTE 5 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company has finance leases to purchase computer equipment. The amortization expense of the leased equipment is included in depreciation expense. As of December 31, 2021 and 2020, the Company’s outstanding finance lease obligations totaled $102,000 and $61,000, respectively. The effective interest rate of the finance leases is estimated at 6.0% based on the implicit rate in the lease agreements.

The following summarizes the assets acquired under finance leases included in property and equipment, net of disposals:

	As of December 31,
(in thousands)	2021	2020
Computer equipment	$256	$177
Less: accumulated depreciation	(156)	(116)
Assets acquired under finance leases, net	$100	$61

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The Company has operating leases for office space in Tucson, Arizona, Marietta, Georgia, and Miami Beach, Florida. The lease for the principal office located in Tucson consists of approximately 5,200 square feet and ends in October 2022. The lease for the Marietta office, which consists of approximately 6,700 square feet, commenced in June 2019 and expires in August 2024. In the second quarter of 2021, we terminated the lease with a company controlled by our Executive Chairman and closed our Scottsdale, Arizona office.

In October 2021, the Company entered into a lease agreement for new office space in Miami Beach, Florida, consisting of approximately 2,739 square feet. The new lease commenced on October 5, 2021 and will expire in May 2024. Upon commencement of the new lease, we recorded a right-of-use asset and corresponding operating lease liability of $482,000. Refer to Note 8 – Related Party Transactions for additional information on this office lease.

In addition, the Company entered into membership agreements to occupy shared office space in Austin, Texas, Portland, Oregon, and Seattle, Washington. The membership agreements do not qualify as a lease under ASC 842, therefore the Company expenses membership fees as they are incurred. Refer to Note 9 – Commitments and Contingencies for further details on our shared office arrangements which provide for a minimum term.

The Company made operating lease payments in the amount of $310,000 and $255,000 during the years ended December 31, 2021 and 2020, respectively.

The following summarizes the total lease liabilities and remaining future minimum lease payments at December 31, 2021 (in thousands):

	Finance	Operating
Year ending December 31,	Leases	Leases	Total
2022	$61	$456	$517
2023	40	322	362
2024	7	149	156
Total minimum lease payments	108	927	1,035
Less: present value discount	(6)	(62)	(68)
Total lease liabilities	$102	$865	$967
Current portion of lease liabilities	$57	$415	$472
Long term portion of lease liabilities	$45	$450	$495

The following summarizes expenses associated with our finance and operating leases for the years ended December 31, 2021 and 2020:

	Year ended December 31,
(in thousands)	2021	2020
Finance lease expenses:
Depreciation expense	$77	$56
Interest on lease liabilities	8	6
Total Finance lease expense	85	62
Operating lease expense	304	292
Short-term lease and related expenses	217	155
Total lease expenses	$606	$509

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The following table provides information about the remaining lease terms and discount rates applied as of December 31, 2021 and 2020:

	As of December 31,
	2021	2021
Weighted average remaining lease term (years)
Operating leases	2.27	2.95
Finance leases	1.92	1.44
Weighted average discount rate (%)
Operating leases	6.00	6.00
Finance leases	6.00	6.00

NOTE 6 — DEBT

As of December 31, 2021, the Company had no debt outstanding.

On April 15, 2020, the Company entered into a loan agreement in the amount of $1,302,000 with Liberty Capital Bank (“Lender”) pursuant to the Paycheck Protection Program (“PPP Loan”) of the CARES Act, which is administered by the Small Business Administration (“SBA”). The loan had a maturity of two years and bore an interest rate of 1.0% per annum. In the second quarter of 2021, the SBA approved the Company’s PPP Loan forgiveness application and paid to the Lender the full amount of the PPP Loan and accrued interest thereon on the Company’s behalf, releasing AudioEye from any obligations. In connection with the full forgiveness of the outstanding principal and interest on our PPP Loan, we recorded a $1,316,000 gain on loan forgiveness in the twelve months ended December 31, 2021.

NOTE 7 — REDEMPTION OF SERIES A CONVERTIBLE PREFERRED STOCK

In the second quarter of 2021, all 90,000 shares of the outstanding Series A Convertible Preferred Stock (the “Preferred Stock”) were converted to common stock prior to their authorized redemption date of May 25, 2021. These shares of Preferred Stock were issued at $10 per share, accrued 5% in cumulative annual dividends, and were convertible into the Company’s common stock at a price of $4.385 per share. In connection with the conversion of the 90,000  shares of Preferred Stock in 2021, we issued 279,137 shares of our common stock.  As of December 31, 2021 and 2020, the Company had zero and 90,000 shares of Preferred Stock outstanding, respectively.

NOTE 8 — RELATED PARTY TRANSACTIONS

Office leases

As discussed in Note 5 – Lease Liabilities and Right of Use Assets, in the fourth quarter of 2021 we assumed two lease agreements for office space in Miami Beach, Florida, from Sero Capital, LLC (“Sero Capital”), a stockholder who owns more than 10% of the outstanding shares of common stock of the Company. The sole member of Sero Capital is David Moradi, a director and the Company’s Chief Executive Officer. Because the office space is predominately used by Mr. Moradi and other key company executives for their work with the Company, the audit committee deemed the assumption of the lease from Sero Capital and the related expense to be appropriately borne by the Company. The audit committee also determined that the material terms of the lease were market and no less favorable than the Company could have received on an arm’s length basis. The lease agreements assigned to the Company expire in May 2024 and provide for aggregate future lease payments totaling $554,000. In connection with the assignment of the leases, the Company paid Sero Capital $32,000 for the assignment of its rights to the security deposit.

In the second quarter of 2021, we terminated a lease with a company controlled by our Executive Chairman and closed our Scottsdale, AZ office. For the years ended December 31, 2021 and 2020, rent payments for this office space totaled $24,000 and $70,000, respectively.

Related party credit facility

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On August 14, 2019, we entered into a Loan Agreement with Sero Capital. The Loan Agreement extended through August 14, 2020 and provided the Company with an unsecured credit facility under which we could have borrowed up to the aggregate principal amount of $2,000,000. No amounts were drawn under the credit facility though its expiration on August 14, 2020.

In consideration for the Loan Agreement, we issued to Sero Capital common stock warrants to acquire up to a total of 146,667 shares of the Company’s common stock at an exercise price of $6.00 per share. The warrants were fully exercised in August 2020 and the warrant liability was extinguished.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

The Company occupies shared office space in Austin, TX, and Seattle, WA under membership agreements which end in May 2022 and July 2022, respectively. Fees due under these membership agreements are based on the number of contracted seats and the use of optional office services. As of December 31, 2021, minimum fees due under these shared office arrangements totaled $54,000.

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

NOTE 10 — STOCK-BASED COMPENSATION

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

The following table summarizes the stock-based compensation expense recorded for the years ended December 31, 2021 and 2020:

	Year ended December 31,
(in thousands)	2021	2020
Stock Options	$634	$300
RSUs	6,509	3,789
Unrestricted Shares of Common Stock	473	49
Total	$7,616	$4,138

As of December 31, 2021, the outstanding unrecognized stock-based compensation expense related to options and restricted stock units (“RSUs”) was $859,000 and $7,449,000, respectively, which may be recognized through August 2025, subject to achievement of service,

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

performance, and market conditions. As of December 31, 2021, there was no remaining unamortized stock-based compensation expense related to warrants.

Stock Options

Options granted under our equity incentive plans generally have terms of five years, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant.

The following table summarizes the stock option activity for the years ended December 31, 2021 and 2020:

			Weighted		Intrinsic
		Weighted	Average		Value
	Number of	Average	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2019	965,043	$3.70	3.01	759,631	$1,666,000
Granted	220,267	12.31	5.00
Exercised	(433,180)	2.07
Forfeited/Expired	(235,219)	7.00
Outstanding at December 31, 2020	516,911	$7.24	2.70	294,894	$9,610,000
Granted	39,186	24.78	4.93
Exercised	(268,836)	3.73
Forfeited/Expired	(95,921)	12.88
Outstanding at December 31, 2021	191,340	$12.94	3.96	83,070	$71,000
Exercisable as of December 31, 2021	83,070	$9.78	3.90		$44,000

The 2021 and 2020 stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for each fiscal year:

	2021	2020
Expected life	3.25 years	3.16 years
Risk-free interest rate	0.34%	0.19%
Weighted average volatility factor	100.60%	107.28%
Dividend yield	—	—

Restricted Stock Units

We issue RSUs to employees, officers, directors, and consultants of the Company. The restrictions on time-based RSUs generally lapse over a one- to three-year term of continuous service from the date of grant.

The following table summarizes the RSU activity for year ended December 31, 2021:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value	Vested	Unvested
Restricted stock units outstanding as of December 31, 2020	958,378	$11.57	285,108	673,270
Granted	648,226	19.44
Settled	(283,568)	15.24
Forfeited/Canceled	(289,796)	19.92
Restricted stock units outstanding at December 31, 2021	1,033,240	$13.10	340,539	692,701

In the third quarter of 2020, we granted 260,000 RSUs with performance-based and market-based conditions to our Chief Executive Officer (“CEO”). The performance condition for 105,000 of such RSUs is based on the achievement of Monthly Recurring Revenue

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

(“MRR”) targets. For the years ended December 31, 2021 and 2020, we recorded $471,000 and $314,000, respectively, in stock-based compensation expense associated with 55,000 RSUs, the performance target for which achievement during the requisite period was deemed probable. The Company will continue to reassess the probability of achieving the performance conditions in future periods and record the appropriate expense if necessary. The market condition for the remaining 155,000 RSUs in the award is based on the Company’s stock price targets. The Company used a Monte Carlo simulation to determine the grant-date fair value for the market-based RSUs. The weighted-average assumptions used in the Monte-Carlo simulation were as follows: 5- year historical volatility of 136.52%, 5-year risk-free rate of 0.26%, and a performance period of 5 years. For the years ended December 31, 2021 and 2020, we recorded $1,141,000 and $1,506,000, respectively, in stock-based compensation expense related to these market-based RSUs.

In the first quarter of 2021, we granted 100,000 RSUs with performance-based and market-based conditions to our CEO. The performance condition for 50,000 of such RSUs is based on the achievement of an MRR targets. The market condition for the remaining 50,000 RSUs in the award is based on a target for the Company’s stock price. The Company used a Monte Carlo simulation to determine the grant-date fair value for the market-based RSUs. The weighted-average assumptions used in the Monte-Carlo simulation were as follows: 5-year historical volatility of 116.95%, 5-year risk-free rate of 0.79%, and a performance period of 5 years. In the fourth quarter for 2021, all 100,000 RSUs were cancelled for no consideration to replenish the shares available under the 2020 Plan for additional awards to Company employees. In connection with the award cancellation, we accelerated the stock compensation expense associated with the 50,000 market-based RSUs and recognized its full grant date fair value of $1,311,000 as stock-based compensation expense in the year ended December 31, 2021.

Warrants

The following table summarizes the warrant activity for the years ended December 31, 2021 and 2020:

			Weighted	Intrinsic
		Weighted	Average	Value
	Number of	Average	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2019	424,708	$5.31	0.82	$189,000
Exercised	(321,467)	4.77
Forfeited/Expired	(22,188)	9.59
Outstanding at December 31, 2020	81,053	6.25	0.94	1,587,000
Exercised	(38,880)	6.25
Forfeited/Expired	(12,000)	6.25
Outstanding at December 31, 2021	30,173	$6.25	0.71	$23,000

In the third quarter of 2020, the Company received $880,000 in cash in connection with the exercise of 146,667 stock warrants by a related party. Refer to Note 8 – Related Party Transactions for additional information on these warrants.

NOTE 11 — INCOME TAXES

For the years ended December 31, 2021 and 2020, federal and state income tax expense totaled zero.

The Company has net operating loss carryforwards available to reduce future taxable income. At December 31, 2021, the Company had U.S. federal net operating loss carry forwards of $58,569,000, of which (i) $25,202,000 expire at various dates through fiscal 2038, (ii) $17,477,000 can be carried forward indefinitely under the provisions of the Tax Cuts and Jobs Act (TCJA) and are able to offset 100% of taxable income due to the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), and (iii) $15,890,000 were generated in 2021 and can be carried forward indefinitely but will only be able to offset up to 80% of taxable income in any given year. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that the Company will not realize a future tax benefit, a valuation allowance is established.

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carryforwards, including a requirement that losses be offset against future taxable income, if any. In

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

addition, there are limitations imposed by certain transactions, which are deemed to be ownership changes. Accordingly, our net deferred tax asset was zero as of December 31, 2021 and 2020 as the Company established a full valuation allowance of $17,319,000 and $13,304,000, respectively.

Significant components of our deferred tax assets and liabilities as of December 31, 2021 and 2020 consist of the following:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Intangible assets	$295	$269
Bad debt expense	41	21
Accrued compensation expense	15	83
Deferred revenue and costs	—	2
Stock-based compensation	1,789	1,494
Operating lease liability	255	193
State NOL carryforwards	3,122	2,516
Federal NOL carryforwards	12,299	8,954
Total Deferred Tax Assets	17,816	13,532
Valuation allowance	(17,319)	(13,304)
Net deferred tax assets	497	228
Deferred tax liabilities:
Property and equipment	(270)	(62)
Deferred revenue and costs	(8)	—
Right of use assets	(219)	(166)
Total deferred tax liabilities	(497)	(228)
Net deferred tax asset (liability)	$—	$—

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through December 31, 2017. All material state and local income tax matters have been concluded for years through December 31, 2016. The Company is no longer subject to IRS examination for the tax years ended on or before December 31, 2017; however, carryforward losses that were generated through the tax year ended December 31, 2017 may still be adjusted by the IRS if they are used in a future period. The Company had no reserve for uncertain tax positions as of December 31, 2021 and 2020.

NOTE 12 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after December 31, 2021 and based on our evaluation we did not identify any events that would have required recognition or disclosure in these financial statements, except for the following.

We entered into lease agreement to occupy office space in New York City, New York, which commenced in January 2022. The lease agreement expires in December 2026 and provides for aggregate future lease payments totaling $1,020,000.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On March 9, 2022, we entered into a Stock Purchase Agreement (“Purchase Agreement”) to acquire all the outstanding equity interests of Bureau of Internet Accessibility Inc. (“BOIA”), a Delaware corporation which provides web accessibility services including audits, training, remediation and implementation support. The acquisition represents another step forward in strengthening our suite of products and services by adding additional capabilities for enterprise accessibility compliance. The aggregate cash purchase price paid at closing was $5,000,000, and is subject to net working capital and other customary adjustments. Additionally, the Purchase Agreement provides for contingent earn out payments in cash based on BOIA’s revenues for 2022 and 2023. Due to the timing of the BOIA acquisition relative to the date of this report, our initial accounting for the BOIA acquisition is incomplete. We have not completed our provisional valuation of net tangible and identifiable intangible assets acquired and liabilities assumed. We will recognize and disclose our provisional allocation of the purchase consideration in the fiscal quarter ending on March 31, 2022.