Form 10-Q
period 2022-03-31
AUDIOEYE INC
filed 2022-05-13
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 9, 2022, 11,490,082 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial information set forth below with respect to the financial statements as of March 31, 2022 and December 31, 2021 and for the three-month period ended March 31, 2022 and 2021 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. The Company presents its unaudited financial statements, notes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2022	2021

ASSETS
Current assets:
Cash	$11,962	$18,966
Accounts receivable, net of allowance for doubtful accounts of $191 and $157, respectively	4,984	5,311
Deferred costs, short term	87	103
Prepaid expenses and other current assets	703	451
Total current assets	17,736	24,831

Property and equipment, net of accumulated depreciation of $232 and $210, respectively	183	196
Right of use assets	1,573	834
Deferred costs, long term	28	34
Intangible assets, net of accumulated amortization of $5,648 and $5,285, respectively	6,822	2,622
Goodwill	4,314	701
Other	95	95
Total assets	$30,751	$29,313

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,642	$3,542
Finance lease liabilities	52	57
Operating lease liabilities	530	415
Deferred revenue	7,500	7,068
Contingent consideration	1,040	134
Total current liabilities	12,764	11,216

Long term liabilities:
Finance lease liabilities	33	45
Operating lease liabilities	1,100	450
Deferred revenue	10	5
Contingent consideration, long term	1,743	—
Total liabilities	15,650	11,716

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Common stock, $0.00001 par value, 50,000 shares authorized, 11,474 and 11,435 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	90,009	88,889
Accumulated deficit	(74,909)	(71,293)
Total stockholders' equity	15,101	17,597

Total liabilities and stockholders' equity	$30,751	$29,313

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2022	2021
Revenue	$6,906	$5,788

Cost of revenue	1,710	1,353

Gross profit	5,196	4,435

Operating expenses:
Selling and marketing	3,726	2,754
Research and development	1,529	1,032
General and administrative	3,556	3,410
Total operating expenses	8,811	7,196

Operating loss	(3,615)	(2,761)

Other expense:
Interest expense	(1)	(4)
Total other expense	(1)	(4)

Net loss	(3,616)	(2,765)

Dividends on Series A Convertible Preferred Stock	—	(11)

Net loss available to common stockholders	$(3,616)	$(2,776)

Net loss per common share-basic and diluted	$(0.32)	$(0.27)

Weighted average common shares outstanding-basic and diluted	11,444	10,457

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	11,435	$1	$88,889	$(71,293)	$17,597
Common stock issued upon settlement of restricted stock units	35	—	—	—	—
Issuance of common stock for services	8	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(4)	—	(25)	—	(25)
Stock-based compensation	—	—	1,145	—	1,145
Net loss	—	—	—	(3,616)	(3,616)
Balance, March 31, 2022	11,474	$1	$90,009	$(74,909)	$15,101

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	10,130	$1	90	$1	$64,716	$(57,084)	$7,634
Issuance of common stock for cash, net of transaction expenses	472	—	—	—	16,534	—	16,534
Common stock issued upon exercise of warrants and options on a cash basis	22	—	—	—	148	—	148
Common stock issued upon exercise of warrants and options on a cashless basis	121	—	—	—	—	—	—
Common stock issued upon settlement of restricted stock units	92	—	—	—	—	—	—
Issuance of common stock for services	2	—	—	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(16)	—	—	—	(373)	—	(373)
Stock-based compensation	—	—	—	—	1,781	—	1,781
Net loss	—	—	—	—	—	(2,765)	(2,765)
Balance, March 31, 2021	10,823	$1	90	$1	$82,806	$(59,849)	$22,959

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,616)	$(2,765)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	387	283
Loss on impairment of long-lived assets	—	10
Loss on disposal of property and equipment	—	7
Stock-based compensation expense	1,145	1,781
Amortization of deferred commissions	36	47
Amortization of right of use assets	136	54
Provision for accounts receivable	34	9
Changes in operating assets and liabilities:
Accounts receivable	745	1,164
Prepaid expenses and other assets	(236)	(273)
Accounts payable and accruals	141	532
Operating lease liability	(111)	(56)
Deferred revenue	(609)	(141)
Net cash provided by (used in) operating activities	(1,948)	652

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(22)	—
Software development costs	(241)	(246)
Patent costs	(17)	(50)
Payment for acquisition, net of cash received	(4,734)	—
Net cash used in investing activities	(5,014)	(296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering, net of transaction costs	—	16,621
Proceeds from exercise of options and warrants	—	148
Payments related to settlement of employee shared-based awards	(25)	(373)
Repayments of finance leases	(17)	(11)
Net cash provided by (used in) financing activities	(42)	16,385

Net increase (decrease) in cash	(7,004)	16,741
Cash-beginning of period	18,966	9,095
Cash-end of period	$11,962	$25,836

Supplemental disclosures of noncash activities:
Right-of-use assets and operating lease obligations recognized during the period	$876	$—

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of AudioEye, Inc. (“we”, “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”), as filed with the SEC on March 11, 2022.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the 2021 Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes to the financial statements contained in the 2021 Form 10-K when reviewing interim financial results.

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

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

Our SaaS revenue is comprised of fixed subscription fees from customer accounts on our platform. Our support revenue is comprised of subscription fees for customers which are not on our SaaS platform to access our customer support services. SaaS and support (also referred to as “subscription”) revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Certain SaaS and support fees are invoiced in advance on an annual, semi-annual, or quarterly basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when the related performance obligations have been satisfied.

Non-subscription revenue consists primarily of PDF remediation, and Website and Mobile App report services, and is recognized upon delivery. Consideration payable under PDF remediation arrangements is based on usage. Consideration payable under Website and Mobile App report services arrangements is based on fixed fees.

The following table presents our revenues disaggregated by sales channel:

	Three months ended
	March 31,
(in thousands)	2022	2021
Partner and Marketplace	$3,812	$3,178
Enterprise	3,094	2,610
Total revenues	$6,906	$5,788

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

The table below summarizes our deferred revenue as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(in thousands)	2022	2021
Deferred revenue - current	$7,500	$7,068
Deferred revenue - noncurrent	10	5
Total deferred revenue	$7,510	$7,073

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In the three-month period ended March 31, 2022 we recognized $2,860,000, or 40%, in revenue from deferred revenue outstanding as of December 31, 2021.

In the three months ended March 31, 2022, one customer (including affiliates of such customer) accounted for 18% of our total revenue. In the three months ended March 31, 2021, two customers accounted for 20% and 10%, respectively, of our total revenue.

One customer with a long-standing relationship with the Company represented 15% of total accounts receivable as of March 31, 2022. Three customers represented 21%, 15% and 10%, respectively, of total accounts receivable as of December 31, 2021.

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

The table below summarizes the deferred commission costs as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(in thousands)	2022	2021
Deferred costs - current	$87	$103
Deferred costs - noncurrent	28	34
Total deferred costs	$115	$137

Amortization expense associated with sales commissions was included in selling and marketing expenses on the statements of operations and totaled $36,000 and $47,000 for the three-month period ended March 31, 2022 and 2021, respectively.

Business Combinations

The assets acquired, liabilities assumed and contingent consideration are recorded at their estimated fair value on the acquisition date with subsequent changes recognized in earnings. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business combination date. As a result, the Company may recognize adjustments to provisional amounts of assets acquired or liabilities assumed in earnings in the reporting period in which the adjustments are determined.

Acquisition-related expenses primarily consist of legal, accounting, and other advisory fees associated and are recorded in the period in which they are incurred.

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

MARCH 31, 2022

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of options and warrants awards is measured on the grant date using a Black-Scholes option pricing model, which includes assumptions that are subjective and are generally derived from external data (such as risk-free rate of interest) and historical data (such as volatility factor and expected term). Future grants of equity awards accounted for as stock-based compensation could have a material impact on reported expenses depending upon the number, value, and vesting period.

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

The following table summarizes the stock-based compensation expense recorded for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021
Stock Options	$107	$149
RSUs	988	1,598
Unrestricted Shares of Common Stock	50	34
Total	$1,145	$1,781

As of March 31, 2022, the outstanding unrecognized stock-based compensation expense related to options and RSUs was $684,000 and $6,879,000, respectively, which may be recognized through August 2025, subject to achievement of service, performance, and market conditions.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Potentially dilutive securities outstanding as of March 31, 2022 and 2021, which were excluded from the computation of basic and diluted net loss per share for the years then ended, are as follows:

	March 31,
( in thousands)	2022	2021
Preferred stock (1)	—	266
Options	180	336
Warrants	29	64
Restricted stock units	1,072	995
Total	1,281	1,661
(1)	Represents number of shares of common stock that are issuable upon conversion of outstanding shares of Series A Convertible Preferred Stock.

The following table summarizes the stock option, warrants, and RSUs activity for the three months ended March 31, 2022:

	Options	Warrants	RSUs
Outstanding at December 31, 2021	191,340	30,173	1,033,240
Granted	—	—	72,742
Exercised/Settled	—	—	(34,169)
Forfeited/Expired	(11,366)	(1,600)	—
Outstanding at March 31, 2022	179,974	28,573	1,071,813
Vested at March 31, 2022	86,708	28,573	344,377
Unvested at March 31, 2022	93,266	—	727,436

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Adoption of the ASU should be applied prospectively. The Company elected to early adopt ASU 2021-08 on a prospective basis during the first quarter of 2022. The adoption did not have a material effect on our financial statements.

NOTE 3 — ACQUISITIONS

Bureau of Internet Accessibility Inc.

On March 9, 2022, we entered into a Stock Purchase Agreement (“Purchase Agreement”) to acquire all the outstanding equity interests of Bureau of Internet Accessibility Inc. (“BOIA”), a Delaware corporation which provides web accessibility services including audits, training, remediation and implementation support. The acquisition represents another step forward in strengthening our suite of products and services by adding additional capabilities for enterprise accessibility compliance. The aggregate consideration for the purchase of BOIA was approximately $7.8 million (at fair value), consisting of $5.1 million cash payment at closing and an estimated $2.7 million in aggregate contingent consideration to be paid in cash on the one- and two-year anniversary of the closing date. Actual aggregate cash consideration is based on BOIA’s revenues for 2022 and 2023 and may differ from estimated contingent consideration. In addition, the purchase price is subject to certain adjustments related principally to net working capital, which will be settled in the third quarter of 2022.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 3 — ACQUISITIONS (continued)

We accounted for the acquisition of BOIA as business combination in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”). Accordingly, under the acquisition method of accounting, the preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

( in thousands)	Balance at March 9, 2022
Assets purchased:
Cash	$398
Accounts receivable	452
Other assets	29
Client relationships (1)	3,600
Internally-developed software (1)	700
Trade name (1)	50
Goodwill (2)	3,614
Total assets purchased	8,843

Liabilities assumed:
Accounts payable and accrued liabilities	13
Deferred revenue	1,047
Total liabilities assumed	1,060

Net assets acquired	7,783

Consideration:
Cash paid	5,132
Contingent consideration liability (3)	2,651
Total consideration	$7,783
(1)	Acquired intangible assets will be amortized on a straight-line basis over their estimated useful life.
(2)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired.
(3)	Included within liabilities on our balance sheet as of March 31, 2022.

The provisional purchase price allocated to assets acquired and liabilities are subject to adjustments as information is obtained about facts and circumstances that existed at the acquisition date.

In the three months ended March 31, 2022, the Company incurred $198,000 of transaction costs related to the acquisition of BOIA, which is included on our Statement of Operations within General and administrative expenses.

Our Statement of Operations for the three months ended March 31, 2022, also includes nominal BOIA results for the period from March 10, 2022 through March 31, 2022.

Pro Forma Financials

The following unaudited pro forma results of operations for the three months ended March 31, 2022 and 2021 assumes BOIA had been acquired on January 1, 2021.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 3 — ACQUISITIONS (continued)

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on January 1, 2021, nor does it purport to project the results of operations of the combined Company in future periods. The pro forma financial information does not give effect to any anticipated integration costs savings or expenses related to the acquired company and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (unaudited)
	Three months ended March 31,
( in thousands)	2022	2021
Revenue	$7,569	$6,327
Net loss attributed to common shareholders	(3,266)	(2,911)

For purposes of the pro forma disclosures above, results for the three months ended March 31, 2022 exclude $198,000 in acquisition expense.

Square ADA LLC

On December 28, 2021, the Company completed the acquisition of substantially all of the assets of Square ADA LLC (“Square ADA”), a provider of accessibility solution to websites built or hosted by Squarespace, Inc. The aggregate consideration for the purchase of  Square ADA was $185,000, consisting of (i) $53,000 paid in cash upon closing, and (ii) $132,000 in contingent consideration payable in the second quarter of 2022.

We accounted for the acquisition of Square ADA as an asset acquisition in accordance with ASC 805 and ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. Based on our assessment of the screen test as required by ASU 2017-01, the transaction does not meet the definition of a business as substantially all the fair value of the gross assets acquired is concentrated in one single identifiable intangible asset, the acquired customer relationships. Accordingly, we allocated the total cost of the acquisition to customer relationships following the cost accumulation model. No external direct transaction costs were incurred in connection with Square ADA’s acquisition.

The operating results of Square ADA are not material for purposes of proforma disclosure.

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company has finance leases to purchase computer equipment. The amortization expense of the leased equipment is included in depreciation expense. As of March 31, 2022 and December 31, 2021, the Company’s outstanding finance lease obligations totaled $85,000 and $102,000, respectively. The effective interest rate of the finance leases is estimated at 6.0% based on the implicit rate in the lease agreements.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS (continued)

The following summarizes the assets acquired under finance leases, included in property and equipment, net of disposals:

	March 31,	December 31,
(in thousands)	2022	2021
Computer equipment	$256	$256
Less: accumulated depreciation	(171)	(156)
Assets acquired under finance leases, net	$85	$100

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

The Company has operating leases for office space in Tucson, Arizona, Marietta, Georgia, Miami Beach, Florida, and New York, New York. The lease for the principal office located in Tucson consists of approximately 5,200 square feet and ends in October 2022. The lease for the Marietta office, which consists of approximately 6,700 square feet, commenced in June 2019 and expires in August 2024. The lease for the Miami Beach office, which consists of approximately 2,739 square feet, commenced in October 2021 and will expire in May 2024.

The Company entered into a lease agreement for new office space in New York, New York, consisting of approximately 5,000 square feet. The new lease commenced in January 2022 and will expire in December 2026. Upon commencement of the new lease, we recorded a right-of-use asset and corresponding operating lease liability of $876,000.

In addition, the Company entered into membership agreements to occupy shared office space in Austin, Texas, Portland, Oregon, and Seattle, Washington. The membership agreements do not qualify as a lease under ASC 842, therefore the Company expenses membership fees as they are incurred. See Note 5 - Commitments and Contingencies for further details on our shared office arrangements.

The Company made operating lease payments in the amount of $132,000 and $65,000 during the three months ended March 31, 2022 and 2021, respectively.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS (continued)

The following summarizes the total lease liabilities and remaining future minimum lease payments at March 31, 2022 (in thousands):

Year ending March 31,	Finance Leases	Operating Leases	Total
2022 (9 months remaining)	$43	$482	$525
2023	40	528	568
2024	7	362	369
2025	—	219	219
2026	—	225	225
Total minimum lease payments	90	1,816	1,906
Less: present value discount	(5)	(186)	(191)
Total lease liabilities	85	1,630	1,715
Current portion of lease liabilities	52	530	582
Long term portion of lease liabilities	$33	$1,100	$1,133

The following summarizes expenses associated with our finance and operating leases for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021
Finance lease expenses:
Depreciation expense	$15	$13
Interest on lease liabilities	1	1
Total Finance lease expense	16	14
Operating lease expense	157	64
Short-term lease and related expenses	40	53
Total lease expenses	$213	$131

The following table provides information about the remaining lease terms and discount rates applied as of March 31, 2022:

	March 31,
	2022	2021
Weighted average remaining lease term (years)
Operating Leases	3.55	2.73
Finance Leases	1.77	1.28
Weighted average discount rate (%)
Operating Leases	6.00	6.00
Finance Leases	6.00	6.00

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

The Company occupies shared office space in Austin, TX, and Seattle, WA under membership agreements which end in May 2022 and July 2022, respectively. Fees due under these membership agreements are based on the number of contracted seats and the use of optional office services. As of March 31, 2022, minimum fees due under these shared office arrangements totaled $26,000.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 5 — COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 6 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after March 31, 2022 and based on our evaluation we did not identify any events that would have required recognition or disclosure in these financial statements.

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

The AudioEye Solutions

At its core, AudioEye’s offering provides an always-on testing, remediation, and monitoring solution that continually improves conformance with WCAG. This in turn helps businesses and organizations comply with WCAG standards as well as applicable U.S. and foreign accessibility laws. Our technology is capable of immediately identifying and fixing most of the common accessibility errors and addresses a wide range of disabilities including dyslexia, color blindness, epilepsy and more. AudioEye also offers additional solutions to provide for enhanced compliance and accessibility, including periodic manual auditing, manual remediations and legal support services. Our solutions may be purchased through a subscription service on a month-to-month basis or with one or multi-year terms. We also offer PDF remediation services and Website and Native Mobile App audit reports to help our customers with their digital accessibility needs.

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

Our Annual Report filed on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022 provides additional information about our business and operations.

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering website accessibility compliance at all price points to businesses of all sizes. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In the first quarter of 2022 we focused on the continued expansion of revenue and product innovation.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on growth in both channels, with specific focus on growing recurring revenue in 2022, while still offering our Mobile App and PDF services. On March 9, 2022, AudioEye acquired the Bureau of Internet Accessibility which will contribute to Enterprise revenue in 2022. As of March, 31, 2022, Annual Recurring Revenue (“ARR”) was approximately $28.1 million, which represented an increase of 22% year-over-year. Refer to Other Key Operating Metrics below for details on how we calculate ARR.

As at March 31, 2022, AudioEye had approximately 74,000 customers, up from approximately 68,000 at March 31, 2021, but down sequentially from 82,000 customers at December 2021. The customer count decreased from December 31, 2021, due to an ongoing negotiation with a digital agency upgrading from a basic tier to a more advanced offering. Excluding the impact from this digital agency, our customer count grew sequentially. Revenue from our Partners and Marketplace grew 20% from prior year. This channel represented about 55% of ARR contribution at the end of March 2022.

Total Enterprise revenue, inclusive of revenue from the Bureau of Internet Accessibility from the period of March 10, 2022, to the end of the first quarter 2022, grew by 18% from prior year. Enterprise revenue from recurring sources increased by 18% in 2022 over prior comparable period. The contribution of non-recurring website audit report revenue from the Bureau of Internet Accessibility offset the decrease in PDF project-oriented revenue in the quarter. The Enterprise channel represented about 45% of ARR contribution at the end of March 2022.

In the three months ended March 31, 2022, one customer (including affiliates of such customer) accounted for 18% of our total revenue; this is compared to the three months ended March 31, 2021, two customers accounted for 20% and 10%, respectively, of our total revenue.

The Company continued to invest in Research and development in the first quarter of 2022. As a percent of revenue, Research and development cost was 26% of total revenue, an increase from 22% in same period of prior year. Sales and marketing expense also increased from the first quarter of 2021 as we continue to invest to reach a wider, growing, audience and bring further awareness to accessibility on the web.

We provide further commentary on our Results of Operation below.

Results of Operations

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three months ended March 31, 2022 with the three months ended March 31, 2021.

Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Three months ended
	March 31,		Change
(in thousands)	2022	2021	$	%
Revenue	$6,906	$5,788	$1,118	19%
Cost of revenue	(1,710)	(1,353)	(357)	26%
Gross profit	5,196	4,435	761	17%
Operating expenses:
Selling and marketing	3,726	2,754	972	35%
Research and development	1,529	1,032	497	48%
General and administrative	3,556	3,410	146	4%
Total operating expenses	8,811	7,196	1,615	22%
Operating loss	(3,615)	(2,761)	(854)	31%
Other expense:
Interest expense	(1)	(4)	3	(75)%
Total other expense	(1)	(4)	3	(75)%
Net loss	$(3,616)	$(2,765)	$(851)	31%

Revenue

The following tables present our revenues disaggregated by sales channel:

	Three months ended March 31,		Change
(in thousands)	2022	2021	$	%
Partner and Marketplace	$3,812	$3,178	$634	20%
Enterprise	3,094	2,610	484	19%
Total revenues	$6,906	$5,788	$1,118	19%

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

For the three months ended March 31, 2022, total revenue increased by 19% over the prior year comparable period. We experienced revenue growth in both of our sales channels. The increase Partner and Marketplace channel revenue was a result of our continued focus on highly transactional industry verticals to achieve higher penetration with new and existing partnerships. The increase in Enterprise channel revenue was driven primarily by additional recurring revenue from enterprise customers, with contributions from non-recurring

BOIA audit report revenue offsetting the decrease in PDF project-oriented revenue. Our Enterprise channel revenue from recurring sources were 18% higher in the three months ended March 31, 2022 than in the prior year comparable period.

Cost of Revenue and Gross Profit

	Three months ended March 31,		Change
(in thousands)	2022	2021	$	%
Revenue	$6,906	$5,788	$1,118	19%
Cost of Revenue	(1,710)	(1,353)	(357)	26%
Gross profit	$5,196	$4,435	$761	17%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the three months ended March 31, 2022, cost of revenue increased by 26% over the prior year comparable period. The increase in cost of revenue is primarily due to enhancements to our service delivery through investment in customer experience and platform support, as well as increased amortization of capitalized software development costs.

For the three months ended March 31, 2022, gross profit increased by 17%, over the prior year comparable period. The increase in gross profit was a result of increased revenue, offset in part by higher costs to support the revenue growth.

Selling and Marketing Expenses

	Three months ended March 31,		Change
(in thousands)	2022	2021	$	%
Selling and marketing	$3,726	$2,754	$972	35%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the three months ended March 31, 2022, selling and marketing expenses increased by 35% over the prior year comparable period. The increase in selling and marketing expenses resulted primarily from higher online media and third-party marketing agency expenses, as well as higher personnel costs associated with the increase in headcount and in stock-based compensation expense as we continued to expand our business.

Research and Development Expenses

	Three months ended March 31,		Change
(in thousands)	2022	2021	$	%
Research and development expense	$1,529	$1,032	$497	48%
Plus: Capitalized research and development cost	241	246	(5)	(2)%
Total research and development cost	$1,770	$1,278	$492	38%

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

For the three months ended March 31, 2022, research and development expenses increased by 48% over the prior year comparable period. This was driven by higher personnel cost associated with the increase in headcount and in stock-based compensation expense. For the three months ended March 31, 2022, capitalized research and development cost remained consisted with prior year comparable period. For the three months ended March 31, 2022, total research and development cost, which includes both R&D expenses and capitalized R&D costs, increased by 38% over the prior year comparable period.

General and Administrative Expenses

	Three months ended March 31,		Change
(in thousands)	2022	2021	$	%
General and administrative	$3,556	$3,410	$146	4%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, general corporate expenses including legal fees, and occupancy costs.

For the three months ended March 31, 2022, general and administrative expenses increased by 4% over the prior year comparable period. The increase in general and administrative expenses was due primarily to higher legal expenses associated with patent litigation pursued by the Company, as well as professional fees incurred in connection with the BOIA acquisition in the first quarter of 2022, and was partially offset by the decrease in stock-based compensation expense.

Interest Expense

	Three months ended March 31,		Change
(in thousands)	2022	2021	$	%
Interest expense	$1	$4	$(3)	(75)%

Interest expense for the three months ended March 31, 2022 consists of interest on our finance lease liabilities. Interest expense for the three months ended March 31, 2021 also included interest on our PPP Loan, which was fully forgiven in the second quarter of 2021.

Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annual recurring fee amount under each active paid contract at the date of determination, plus (ii) for our Partner and Marketplace channel, the recognized monthly fee amount for all paying customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are cancelable, which may impact future ARR. ARR excludes revenue from our PDF remediation services business and Website and Mobile App report business and other report services. As of March 31, 2022, ARR was $28.1 million, which represents an increase of 22% year-over-year, driven by both our Partner and Marketplace channel and Enterprise Channel.

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

Non-GAAP Earnings (Loss) and Non-GAAP Earnings (Loss) per Diluted Share

We define: (i) Non-GAAP earnings (loss) as net income (loss), plus interest expense, plus stock-based compensation expense, plus certain litigation expense, plus certain acquisition expense, plus loss on impairment of long-lived assets, and plus loss on disposal of property and equipment; and (ii) Non-GAAP earnings (loss) per diluted share as net income (loss) per diluted common share, plus interest expense, plus stock-based compensation expense, plus certain litigation expense, plus certain acquisition expense, plus loss on impairment of long-lived assets, and plus loss on disposal of property and equipment, each on a per share basis. Non-GAAP earnings per diluted share would include incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position. However, no incremental shares apply when there is a Non-GAAP loss per diluted share, as is the case for the periods presented in this Quarterly Report on Form 10-Q.

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

	Three months ended March 31,
(in thousands, except per share data)	2022	2021
Non-GAAP Earnings (Loss) Reconciliation
Net loss (GAAP)	$(3,616)	$(2,765)
Interest expense	1	4
Stock-based compensation expense	1,145	1,781
Acquisition expense (1)	198	—
Litigation expense (2)	862	227
Loss on impairment of long-lived assets	—	10
Loss on disposal of property and equipment	—	7
Non-GAAP loss	$(1,410)	$(736)

Non-GAAP Earnings (Loss) per Diluted Share Reconciliation
Net loss per common share (GAAP) — diluted	$(0.32)	$(0.27)
Interest expense	—	—
Stock-based compensation expense	0.10	0.18
Acquisition expense (1)	0.02	—
Litigation expense (2)	0.08	0.02
Loss on impairment of long-lived assets	—	—
Loss on disposal of property and equipment	—	—
Non-GAAP loss per diluted share (3)	$(0.12)	$(0.07)
Diluted weighted average shares (4)	11,444	10,457
(1)	Represents legal and accounting fees associated with the BOIA acquisition.
(2)	Represents legal expenses related primarily to patent litigation pursued by the Company.
(3)	Non-GAAP earnings per adjusted diluted share for our common stock is computed using the more dilutive of the two-class method or the if-converted method.
(4)	The number of diluted weighted average shares used for this calculation is the same as the weighted average common shares outstanding share count when the Company reports a GAAP and non-GAAP net loss.

Liquidity and Capital Resources

Working Capital

As of March 31, 2022, we had $11,962,000 in cash and working capital of $4,972,000. The decrease in working capital in the three months ended March 31, 2022 was primarily due to a $5 million initial payment made in connection with the acquisition of BOIA.

As of March 31, 2022, we had $2.8 million in estimated contingent consideration liabilities recognized in connection with the acquisition of Square ADA and BOIA. We have no debt obligations or off-balance sheet arrangements and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

(in thousands)	March 31, 2022	December 31, 2021
Current assets	$17,736	$24,831
Current liabilities	(12,764)	(11,216)
Working capital	$4,972	$13,615

Cash Flows

	Three months ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(1,948)	$652
Net cash used in investing activities	(5,014)	(296)
Net cash provided by (used in) financing activities	(42)	16,385
Net increase (decrease) in cash	$(7,004)	$16,741

For the three months ended March 31, 2022, in relation to the prior year comparable period, cash used in operating activities increased primarily due to an increase in sales and marketing costs, primarily driven by higher digital, consulting and third-party costs to support the Company’s growth, as well as patent litigation costs and increased product development headcount.

For the three months ended March 31, 2022, in relation to the prior year comparable period, cash used in investing activities increased primarily due to the acquisition of BOIA, for which we paid $4.7 million, net of cash acquired.

For the three months ended March 31, 2021, cash provided by financing activities was higher primarily due to capital raised under the ATM Offering initiated in the first quarter of 2021. In the three months ended March 31, 2021, the Company issued 471,970 shares of its common stock under the ATM offering and raised $16,534,000, net of transaction expenses.

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

Our critical accounting estimates, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, relate to stock-based compensation. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Interim Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2022, there were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), which could materially affect our business, financial condition and results of operations. The risks described in our 2021 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2022:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price	Announced Plans or	under the Plans or
	(1)	Paid per Share	Programs	Programs
January 1 - January 31	555	$5.68	—	—
February 1 - February 28	879	6.01	—	—
March 1 - March 31	2,404	7.04	—	—
Total	3,838	$6.61	—	—

(1)

Amount represents shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement restricted stock units, the exercise of stock options, or the issuance of unrestricted shares of common stock.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of AudioEye, Inc., dated as of May 20, 2005 (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of February 12, 2010 (1)

3.3	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of August 16, 2012 (2)

3.4	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of March 26, 2014 (3)

3.5	Certificate of Amendment of the Certificate of Incorporation of AudioEye, Inc., dated as of August 1, 2018 (4)

3.6	Certificate of Designations - Series A Convertible Preferred Stock (5)

3.7	Certificate of Correction to the Certificate of Validation relating to the Series A Convertible Preferred Stock (6)

3.8	Amended and Restated ByLaws as of August 13, 2020 (7)

10.1	Stock Purchase Agreement dated as of March 9, 2022, for the acquisition of Bureau of Internet Accessibility Inc. (8)

10.2	Amended and Restated Employment Agreement by and between AudioEye, Inc. and David Moradi, dated April 5, 2022 (9)

10.3	Separation Agreement and Release dated as of April 15, 2022, between the AudioEye, Inc. and Christopher Hundley (10)

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)
*	Filed herewith.

(1)	Incorporated by reference to Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 21, 2011 (File No. 333-177463).
(2)	Incorporated by reference to Form S-1/A, filed with the SEC on October 1, 2012 (File No. 333-177463).
(3)	Incorporated by reference to Form 10-K, filed with the SEC on March 31, 2014.
(4)	Incorporated by reference to Form 8-K, filed with the SEC on August 7, 2018.
(5)	Incorporated by reference to Form 10-K, filed with the SEC on March 30, 2020.
(6)	Incorporated by reference to Form 8-K, filed with the SEC on June 25, 2021.
(7)	Incorporated by reference to Form 8-K/A, filed with the SEC on September 24, 2020.
(8)	Incorporated by reference to Form 8-K, filed with the SEC on March 11, 2022.
(9)	Incorporated by reference to Form 8-K, filed with the SEC on April 8, 2022.
(10)	Incorporated by reference to Form 8-K, filed with the SEC on April 15, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	May 13, 2022	By:	/s/ David Moradi
David Moradi
Principal Executive Officer

Date:	May 13, 2022	By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Financial Officer