Form 10-Q
period 2022-09-30
AUDIOEYE INC
filed 2022-11-10
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, 11,508,677 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The financial information set forth below with respect to the financial statements as of September 30, 2022 and December 31, 2021 and for the three- and nine-month periods ended September 30, 2022 and 2021 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. Certain prior period amounts have been reclassified to conform to current period presentation. The Company presents its unaudited financial statements, notes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2022	2021

ASSETS
Current assets:
Cash	$7,823	$18,966
Accounts receivable, net of allowance for doubtful accounts of $365 and $157, respectively	5,057	5,311
Deferred costs, short term	61	103
Prepaid expenses and other current assets	854	451
Total current assets	13,795	24,831

Property and equipment, net of accumulated depreciation of $242 and $210, respectively	178	196
Right of use assets	1,288	834
Deferred costs, long term	15	34
Intangible assets, net of accumulated amortization of $5,492 and $5,285, respectively	6,227	2,622
Goodwill	4,001	701
Other	93	95
Total assets	$25,597	$29,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,452	$3,542
Finance lease liabilities	43	57
Operating lease liabilities	483	415
Deferred revenue	7,434	7,068
Contingent consideration	939	134
Total current liabilities	11,351	11,216

Long term liabilities:
Finance lease liabilities	14	45
Operating lease liabilities	865	450
Deferred revenue	5	5
Contingent consideration, long term	1,828	—
Total liabilities	14,063	11,716

Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Common stock, $0.00001 par value, 50,000 shares authorized, 11,493 and 11,435 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	92,091	88,889
Accumulated deficit	(80,558)	(71,293)
Total stockholders’ equity	11,534	17,597

Total liabilities and stockholders’ equity	$25,597	$29,313

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$7,700	$6,202	$22,175	$18,011

Cost of revenue	1,923	1,567	5,474	4,432

Gross profit	5,777	4,635	16,701	13,579

Operating expenses:
Selling and marketing	3,351	4,504	10,502	10,638
Research and development	1,542	1,611	4,477	3,950
General and administrative	3,166	3,175	10,227	9,502
Total operating expenses	8,059	9,290	25,206	24,090

Operating loss	(2,282)	(4,655)	(8,505)	(10,511)

Other income (expense):
Gain on loan forgiveness	—	—	—	1,316
Interest expense	(1)	(2)	(4)	(11)
Total other income (expense)	(1)	(2)	(4)	1,305

Net loss	(2,283)	(4,657)	(8,509)	(9,206)

Dividends on Series A Convertible Preferred Stock	—	—	—	(69)

Net loss available to common stockholders	$(2,283)	$(4,657)	$(8,509)	$(9,275)

Net loss per common share-basic and diluted	$(0.20)	$(0.41)	$(0.74)	$(0.85)

Weighted average common shares outstanding-basic and diluted	11,458	11,329	11,464	10,929

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	11,435	$1	$88,889	$(71,293)	$17,597
Common stock issued upon settlement of restricted stock units	35	—	—	—	—
Issuance of common stock for services	8	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(4)	—	(25)	—	(25)
Stock-based compensation	—	—	1,145	—	1,145
Net loss	—	—	—	(3,616)	(3,616)
Balance, March 31, 2022	11,474	$1	$90,009	$(74,909)	$15,101
Common stock issued upon settlement of restricted stock units	103	—	—	—	—
Issuance of common stock for services	11	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(28)	—	(133)	—	(133)
Common stock repurchased for retirement	(79)	—	—	(410)	(410)
Stock-based compensation	—	—	1,041	—	1,041
Net loss	—	—	—	(2,610)	(2,610)
Balance, June 30, 2022	11,481	1	90,917	(77,929)	12,989
Common stock issued upon settlement of restricted stock units	83	—	—	—	—
Issuance of common stock for services	11	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(22)	—	(134)	—	(134)
Common stock repurchased for retirement	(60)	—	—	(346)	(346)
Stock-based compensation	—	—	1,308	—	1,308
Net loss	—	—	—	(2,283)	(2,283)
Balance, September 30, 2022	11,493	$1	$92,091	$(80,558)	$11,534

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	10,130	$1	90	$1	$64,716	$(57,084)	$7,634
Issuance of common stock for cash, net of transaction expenses	472	—	—	—	16,534	—	16,534
Common stock issued upon exercise of warrants and options on a cash basis	22	—	—	—	148	—	148
Common stock issued upon exercise of warrants and options on a cashless basis	121	—	—	—	—	—	—
Common stock issued upon settlement of restricted stock units	92	—	—	—	—	—	—
Issuance of common stock for services	2	—	—	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(16)	—	—	—	(373)	—	(373)
Stock-based compensation	—	—	—	—	1,781	—	1,781
Net loss	—	—	—	—	—	(2,765)	(2,765)
Balance, March 31, 2021	10,823	$1	90	$1	$82,806	$(59,849)	$22,959
Common stock issued upon conversion of preferred stock	279	—	(90)	(1)	1	—	—
Common stock issued upon exercise of warrants and options on a cash basis	53	—	—	—	255	—	255
Common stock issued upon exercise of warrants and options on a cashless basis	33	—	—	—	—	—	—
Common stock issued upon settlement of restricted stock units	78	—	—	—	—	—	—
Issuance of common stock for services	13	—	—	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(2)	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	—	—	1,763	—	1,763
Net loss	—	—	—	—	—	(1,784)	(1,784)
Balance, June 30, 2021	11,277	$1	—	$—	$84,786	$(61,633)	$23,154
Common stock issued upon exercise of warrants and options on a cash basis	47	—	—	—	218	—	218
Common stock issued upon settlement of restricted stock units	22	—	—	—	—	—	—
Issuance of common stock for services	11	—	—	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(5)	—	—	—	(63)	—	(63)
Stock-based compensation	—	—	—	—	1,881	—	1,881
Net loss	—	—	—	—	—	(4,657)	(4,657)
Balance, September 30, 2021	11,352	$1	—	$—	$86,822	$(66,290)	$20,533

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,509)	$(9,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,607	957
Loss on impairment of long-lived assets	—	10
Loss on disposal of long-lived assets	50	12
Stock-based compensation expense	3,494	5,425
Amortization of deferred commissions	91	145
Amortization of right of use assets	422	165
Change in fair value of contingent consideration	182	—
Gain on loan forgiveness	—	(1,316)
Provision for accounts receivable	236	111
Changes in operating assets and liabilities:
Accounts receivable	455	1,187
Prepaid expenses and other assets	(403)	(391)
Accounts payable and accruals	(1,050)	916
Operating lease liability	(393)	(170)
Deferred revenue	(674)	(316)
Net cash used in operating activities	(4,492)	(2,471)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(65)	(7)
Software development costs	(860)	(1,213)
Patent costs	(17)	(67)
Payment for acquisition, net of cash received	(4,484)	—
Net cash used in investing activities	(5,426)	(1,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering, net of transaction costs	—	16,534
Proceeds from exercise of options and warrants	—	621
Payments related to settlement of employee shared-based awards	(292)	(475)
Settlement of contingent consideration	(132)	—
Repurchase of common stock	(756)	—
Repayments of finance leases	(45)	(64)
Net cash provided by (used in) financing activities	(1,225)	16,616

Net increase (decrease) in cash	(11,143)	12,858
Cash-beginning of period	18,966	9,095
Cash-end of period	$7,823	$21,953

Supplemental disclosures of noncash activities:
Right-of-use assets and operating lease obligations recognized during the period	$876	$—

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table presents our revenues disaggregated by sales channel:

	Nine months ended September 30,
(in thousands)	2022	2021
Partner and Marketplace	$11,749	$9,936
Enterprise	10,426	8,075
Total revenues	$22,175	$18,011

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The table below summarizes our deferred revenue as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(in thousands)	2022	2021
Deferred revenue - current	$7,434	$7,068
Deferred revenue - noncurrent	5	5
Total deferred revenue	$7,439	$7,073

In the nine-month period ended September 30, 2022, we recognized $6,262,000, or 89%, in revenue from deferred revenue outstanding as of December 31, 2021.

In the three months ended September 30, 2022, one customer (including affiliates of such customer) accounted for 16% of our total revenue. In the nine months ended September 30, 2022, one customer accounted for 17% of our total revenue. In the three months ended September 30, 2021, two customers accounted for 20% and 11%, respectively, of our total revenue. In the nine months ended September 30, 2021, two customers accounted for 20% and 10%, respectively, of our total revenue.

One customer with a long-standing relationship with the Company represented 15% of total accounts receivable as of September 30, 2022. Three customers represented 21%, 15% and 10%, respectively, of total accounts receivable as of December 31, 2021.

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

The table below summarizes the deferred commission costs as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(in thousands)	2022	2021
Deferred costs - current	$61	$103
Deferred costs - noncurrent	15	34
Total deferred costs	$76	$137

Amortization expense associated with sales commissions was included in selling and marketing expenses on the statements of operations and totaled $26,000 and $91,000 for the three- and nine-month periods ended September 30, 2022, respectively, and $46,000 and $145,000 for the three- and nine -month periods ended September 30, 2021, respectively.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the stock-based compensation expense recorded for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Options	$98	$143	$308	$518
RSUs	1,145	1,602	3,022	4,484
Unrestricted Shares of Common Stock	65	136	164	423
Total	$1,308	$1,881	$3,494	$5,425

As of September 30, 2022, the outstanding unrecognized stock-based compensation expense related to options and RSUs was $433,000 and $8,039,000, respectively, which may be recognized through June 2027, subject to achievement of service, performance, and market conditions.

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

Potentially dilutive securities outstanding as of September 30, 2022 and 2021, which were excluded from the computation of basic and diluted net loss per share for the periods then ended, are as follows:

	September 30,
(in thousands)	2022	2021
Options	169	213
Warrants	—	41
Restricted stock units	1,961	1,217
Total	2,130	1,471

The following table summarizes the stock option, warrants, and RSUs activity for the nine months ended September 30, 2022:

	Options	Warrants	RSUs
Outstanding at December 31, 2021	191,340	30,173	1,033,240
Granted	—	—	1,205,817
Exercised/Settled	—	—	(221,009)
Forfeited/Expired	(21,986)	(30,173)	(57,087)
Outstanding at September 30, 2022	169,354	—	1,960,961
Vested at September 30, 2022	105,282	—	377,293
Unvested at September 30, 2022	64,072	—	1,583,668

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Repurchases

In the second quarter of 2022, the Board of Directors of the Company approved a program to repurchase up to $3 million of its outstanding shares of common stock. In the nine months ended September 30, 2022, we repurchased $756,000 of shares. As of September 30, 2022, we had $2.24 million remaining for the repurchase of shares. Shares repurchased by the Company are accounted for under the constructive retirement method, in which the shares repurchased are immediately retired. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

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

NOTE 3 — ACQUISITIONS

Bureau of Internet Accessibility Inc.

On March 9, 2022, we entered into a Stock Purchase Agreement (“Purchase Agreement”) to acquire all the outstanding equity interests of Bureau of Internet Accessibility Inc. (“BOIA”), a Delaware corporation which provides web accessibility services including audits, training, remediation and implementation support. The acquisition represents another step forward in strengthening our suite of products and services by adding additional capabilities for enterprise accessibility compliance. The aggregate consideration for the purchase of BOIA was approximately $7.5 million (at fair value), consisting of $5.1 million cash payment at closing, $0.2 million cash received in the third quarter of 2022 resulting from net working capital adjustments, and an estimated $2.6 million in aggregate contingent consideration to be paid in cash following the one- and two-year anniversary of the closing date. Actual aggregate cash consideration is based on BOIA’s revenues for 2022 and 2023 and may differ from estimated contingent consideration.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 3 — ACQUISITIONS (continued)

We accounted for the acquisition of BOIA as business combination in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”). Accordingly, under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

(in thousands)	Balance at March 9, 2022
Assets purchased:
Cash	$398
Accounts receivable	437
Other assets	29
Client relationships (1)	3,600
Internally-developed software (1)	700
Trade name (1)	50
Goodwill (2)	3,300
Total assets purchased	8,514

Liabilities assumed:
Accounts payable and accrued liabilities	7
Deferred revenue	1,040
Total liabilities assumed	1,047

Net assets acquired	7,467

Consideration:
Cash paid, net of proceeds from working capital adjustment	4,882
Contingent consideration liability (3)	2,585
Total consideration	$7,467

(1)

Acquired intangible assets will be amortized on a straight-line basis over their estimated useful lives of 2 to 7 years. In the nine months ended September 30, 2022, amortization expense associated with these acquired intangible assets totaled $399,000.

(2)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired.
(3)

The fair value of the contingent consideration liability was determined using the Monte-Carlo simulation. The key assumptions used in the Monte-Carlo simulation were as follows: non-recurring and recurring revenue metrics for the earn-out periods, non-recurring revenue discount rate of 11.5%, recurring revenue discount rate of 10.5%, expected revenue volatility of 24.65%, risk-free rate of 1.58%, buyer specific discount rate of 9.0%, and discount periods of 1.01 year and 2.22 year. The change in the fair value of contingent consideration was $182,000 from the date of BOIA acquisition, March 9, 2022, to the end of the quarter, September 30, 2022, and is included in General and administrative in the accompanying Statement of Operations. The balance of contingent consideration is subject to further change in subsequent periods through settlement based on actual and estimated non-recurring and recurring revenues from the BOIA offering relative to certain thresholds, as well as adjustments for discount periods, discount rates, risk-free rate, volatility, and buyer specific discount rate.

In the nine months ended September 30, 2022, the Company incurred $247,000 of transaction costs related to the acquisition of BOIA, which is included on our Statement of Operations within General and administrative expenses.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 3 — ACQUISITIONS (continued)

Pro Forma Financials

The following unaudited pro forma results of operations for the three and nine months ended September 30, 2022 and 2021 assumes BOIA had been acquired on January 1, 2021.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on January 1, 2021, nor does it purport to project the results of operations of the combined Company in future periods. The pro forma financial information does not give effect to any anticipated integration costs savings or expenses related to the acquired company.

	Pro Forma Combined Financials (unaudited)
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$7,700	$6,935	$22,838	$19,954
Net loss attributed to common shareholders	(2,252)	(4,660)	(7,928)	(9,385)

For purposes of the pro forma disclosures above, results for the three and nine months ended September 30, 2022 exclude $7,000 and $247,000 in acquisition expense, respectively, and $24,000 and $182,000 in expense related to change in the fair value of contingent consideration, respectively.

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

Finance Leases

The Company has finance leases to purchase computer equipment. The amortization expense of the leased equipment is included in depreciation expense. As of September 30, 2022 and December 31, 2021, the Company’s outstanding finance lease obligations totaled $57,000 and $102,000, respectively. The effective interest rate of the finance leases is estimated at 6.0% based on the implicit rate in the lease agreements.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS (continued)

The following summarizes the assets acquired under finance leases, included in property and equipment, net of disposals:

	September 30,	December 31,
(in thousands)	2022	2021
Computer equipment	$220	$256
Less: accumulated depreciation	(166)	(156)
Assets acquired under finance leases, net	$54	$100

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

The Company made operating lease payments in the amount of $459,000 and $196,000 during the nine months ended September 30, 2022 and 2021, respectively.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS (continued)

The following summarizes the total lease liabilities and remaining future minimum lease payments at September 30, 2022 (in thousands):

Year ending September 30,	Finance Leases	Operating Leases	Total
2022 (3 months remaining)	$13	$155	$168
2023	40	528	568
2024	7	362	369
2025	—	219	219
2026	—	225	225
Total minimum lease payments	60	1,489	1,549
Less: present value discount	(3)	(141)	(144)
Total lease liabilities	57	1,348	1,405
Current portion of lease liabilities	43	483	526
Long term portion of lease liabilities	$14	$865	$879

The following summarizes expenses associated with our finance and operating leases for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
(in thousands)	2022	2021
Finance lease expenses:
Depreciation expense	$41	$60
Interest on lease liabilities	1	6
Total Finance lease expense	42	66
Operating lease expense	488	192
Short-term lease and related expenses	109	174
Total lease expenses	$639	$432

The following table provides information about the remaining lease terms and discount rates applied as of September 30, 2022 and 2021:

	September 30,
	2022	2021
Weighted average remaining lease term (years)
Operating Leases	3.26	2.31
Finance Leases	1.37	2.10
Weighted average discount rate (%)
Operating Leases	6.00	6.00
Finance Leases	6.00	6.00

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

The Company occupies shared office space in Austin, TX, and Seattle, WA under membership agreements which end in May 2023 and February 2023, respectively. Fees due under these membership agreements are based on the number of contracted seats and the use of optional office services. As of September 30, 2022, minimum fees due under these shared office arrangements totaled $23,000.

Litigation

We may become involved in various routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

On October 26, 2020, AudioEye filed a complaint against accessiBe Ltd. (“accessiBe”) in District Court in the Western District of Texas, Waco Division, which was subsequently transferred to the Western District of New York. On July 14, 2021, AudioEye filed a second complaint against accessiBe in District Court in the Western District of Texas, Waco Division. On June 16, 2022, accessiBe filed a complaint against AudioEye in the U.S. District Court for the District of Delaware.

NOTE 6 - SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after September 30, 2022, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these financial statements, except for the following:

In October 2022, we amended our lease agreement for our principal office located in Tucson, Arizona, to renew its term for a reduced space of 627 square feet. The renewed lease expires in October 2024 and provides for aggregate future lease payments totaling $34,000.

On October 24, 2022, AudioEye and accessiBe announced a global settlement of all pending legal disputes, and the three complaints referenced in Note 5 – Commitments and Contingencies have been dismissed without prejudice.

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

Intellectual Property

Our intellectual property is primarily comprised of copyrights, trademarks, trade secrets, issued patents and pending patent applications. We have a patent portfolio comprised of twenty-four (24) issued patents in the United States and three (3) pending US patent applications. The commercial value of these patents is unknown.

We plan to continue to invest in research and development and expand our portfolio of proprietary intellectual property.

Our Annual Report filed on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 11, 2022 provides additional information about our business and operations.

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering website accessibility compliance at all price points to businesses of all sizes. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In the third quarter of 2022 we continued to focus on product innovation and expanding revenue and managing expenses for efficient outcomes.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on growth in both channels, while still offering our Website and Native Mobile App and PDF services. On March 9, 2022, AudioEye acquired the Bureau of Internet Accessibility which has contributed to Enterprise revenue in 2022. As of September 30, 2022, Annual Recurring Revenue (“ARR”) was approximately $29.3 million, which represented an increase of 19% year-over-year. Refer to Other Key Operating Metrics below for details on how we calculate ARR.

As of September 30, 2022, AudioEye had approximately 81,000 customers, an increase from 80,000 customers at September 30, 2021. Customer count increased in both the Enterprise and Partnership and Marketplace channel. In the three months ended September 30, 2022, revenue from our Partners and Marketplace grew 19% from prior year comparable period. This channel represented about 56% of ARR contribution at the end of September 2022.

In the three months ended September 30, 2022, total Enterprise revenue inclusive of revenue from the Bureau of Internet Accessibility grew by 30% from prior year comparable period. The Enterprise channel represented about 44% of ARR contribution at the end of September 2022.

In the three months ended September 30, 2022, one customer (including affiliates of such customer) accounted for 16% of our total revenue. In the three months ended September 30, 2021, two customers accounted for 20% and 11%, respectively, of our total revenue.

The Company continued to invest in Research and Development in the third quarter of 2022. Total Research and Development cost, as defined under Research and Development Expenses below, was 24% of total revenue in Q3 2022. Both Research and Development and Sales and Marketing expense were lower than the comparable quarter of 2021 as a result of efficiencies identified and implemented in these departments. General and Administrative expense remained consistent with the comparable quarter of 2021 despite the increase in revenue and gross profit.

We provide further commentary on our Results of Operation below.

Results of Operations

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three and nine months ended September 30, 2022 with the three and nine months ended September 30, 2021.

Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Three months ended September 30,		Change
(in thousands)	2022	2021	$	%
Revenue	$7,700	$6,202	$1,498	24%
Cost of revenue	(1,923)	(1,567)	(356)	23%
Gross profit	5,777	4,635	1,142	25%
Operating expenses:
Selling and marketing	3,351	4,504	(1,153)	(26)%
Research and development	1,542	1,611	(69)	(4)%
General and administrative	3,166	3,175	(9)	—%
Total operating expenses	8,059	9,290	(1,231)	(13)%
Operating loss	(2,282)	(4,655)	2,373	(51)%
Other income (expense):
Interest expense	(1)	(2)	1	(50)%
Total other income (expense)	(1)	(2)	1	(50)%
Net loss	$(2,283)	$(4,657)	$2,374	(51)%

	Nine months ended September 30,		Change
(in thousands)	2022	2021	$	%
Revenue	$22,175	$18,011	$4,164	23%
Cost of revenue	(5,474)	(4,432)	(1,042)	24%
Gross profit	16,701	13,579	3,122	23%
Operating expenses:
Selling and marketing	10,502	10,638	(136)	(1)%
Research and development	4,477	3,950	527	13%
General and administrative	10,227	9,502	725	8%
Total operating expenses	25,206	24,090	1,116	5%
Operating loss	(8,505)	(10,511)	2,006	(19)%
Other income (expense):
Gain on loan forgiveness	—	1,316	(1,316)	(100)%
Interest expense	(4)	(11)	7	(64)%
Total other income (expense)	(4)	1,305	(1,309)	(100)%
Net loss	$(8,509)	$(9,206)	$697	(8)%

Revenue

The following tables present our revenues disaggregated by sales channel:

	Three months ended September 30,		Change
(in thousands)	2022	2021	$	%
Partner and Marketplace	$4,025	$3,384	$641	19%
Enterprise	3,675	2,818	857	30%
Total revenues	$7,700	$6,202	$1,498	24%

	Nine months ended September 30,		Change
(in thousands)	2022	2021	$	%
Partner and Marketplace	$11,749	$9,936	$1,813	18%
Enterprise	10,426	8,075	2,351	29%
Total revenues	$22,175	$18,011	$4,164	23%

Partner and Marketplace channel consists of our CMS partners, platform & agency partners, authorized resellers and the Marketplace. This channel serves small & medium sized businesses that are on a partner or reseller’s web-hosting platform or that purchase our solutions from our Marketplace.

Enterprise channel consists of our larger customers and organizations, including those with non-platform custom websites, who generally engage directly with AudioEye sales personnel for custom pricing and solutions. This channel also includes federal, state and local government agencies and revenue from BOIA acquired in March 2022.

For the three and nine months ended September 30, 2022, total revenue increased by 24% and 23%, respectively, over the prior year comparable periods. We experienced revenue growth in both of our sales channels. The increase Partner and Marketplace channel revenue was a result of our continued focus on highly transactional industry verticals to achieve higher penetration with new and existing partnerships. The increase in Enterprise channel revenue was driven primarily by contributions from BOIA’s recurring support and non-recurring audit report revenue, as well as additional recurring revenue from our current Enterprise offering. In the three and nine months ended September 30, 2022, our Enterprise channel revenue from recurring sources increased 22% over the prior year comparable periods.

Cost of Revenue and Gross Profit

	Three months ended September 30,		Change
(in thousands)	2022	2021	$	%
Revenue	$7,700	$6,202	$1,498	24%
Cost of Revenue	(1,923)	(1,567)	(356)	23%
Gross profit	$5,777	$4,635	$1,142	25%

	Nine months ended September 30,		Change
(in thousands)	2022	2021	$	%
Revenue	$22,175	$18,011	$4,164	23%
Cost of Revenue	(5,474)	(4,432)	(1,042)	24%
Gross profit	$16,701	$13,579	$3,122	23%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the three and nine months ended September 30, 2022, cost of revenue increased by 23% and 24%, respectively, over the prior year comparable periods. The increase in cost of revenue is primarily due to enhancements to our service delivery through investment in customer experience and platform support, costs associated with acquired BOIA operations, as well as increased amortization of capitalized software development costs.

For the three and nine months ended September 30, 2022, gross profit increased by 25% and 23%, respectively, over the prior year comparable periods. The increase in gross profit was a result of increased revenue, offset in part by higher costs to support the revenue growth.

Selling and Marketing Expenses

	Three months ended September 30,		Change
(in thousands)	2022	2021	$	%
Selling and marketing	$3,351	$4,504	$(1,153)	(26)%

	Nine months ended September 30,		Change
(in thousands)	2022	2021	$	%
Selling and marketing	$10,502	$10,638	$(136)	(1)%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the three and nine months ended September 30, 2022, selling and marketing expenses decreased by 26% and 1% over the prior year comparable periods. The decrease in selling and marketing expenses resulted primarily from a reduction in online media and third-party marketing agency expenses, which was partially offset by additional expenses incurred in connection with the acquisition of BOIA, as well as higher personnel costs associated with the increase in headcount.

Research and Development Expenses

	Three months ended September 30,		Change
(in thousands)	2022	2021	$	%
Research and development expense	$1,542	$1,611	$(69)	(4)%
Plus: Capitalized research and development cost	295	370	(75)	(20)%
Total research and development cost	$1,837	$1,981	$(144)	(7)%

	Nine months ended September 30,		Change
(in thousands)	2022	2021	$	%
Research and development expense	$4,477	$3,950	$527	13%
Plus: Capitalized research and development cost	860	1,213	(353)	(29)%
Total research and development cost	$5,337	$5,163	$174	3%

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

For the nine months ended September 30, 2022, research and development expenses increased by 13% over the prior year comparable period. This increase was driven by less capitalized research and development costs and higher personnel cost associated with the increase in headcount. For the three months ended September 30, 2022, research and development expenses remained consistent with the prior year comparable period. For the three and nine months ended September 30, 2022, capitalized research and development cost decreased by 20% and 29%, respectively, over the prior year comparable periods. This decrease is attributable to specific projects and products developed and the allocation of time spent on those projects. For the three months ended September 30, 2022, total research and development cost, which includes both R&D expenses and capitalized R&D costs, decreased by 7% over the prior year comparable period. For the nine months ended September 30, 2022, total research and development cost increased by 3% over the prior year comparable period.

General and Administrative Expenses

	Three months ended September 30,		Change
(in thousands)	2022	2021	$	%
General and administrative	$3,166	$3,175	$(9)	—%

	Nine months ended September 30,		Change
(in thousands)	2022	2021	$	%
General and administrative	$10,227	$9,502	$725	8%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, general corporate expenses including legal fees, and occupancy costs.

For the nine months ended September 30, 2022, general and administrative expenses increased by 8% over the prior year comparable period. The increase in general and administrative expenses was due primarily to higher legal expenses associated with patent litigation pursued by the Company, the change in fair value of contingent consideration, as well as higher personnel costs and professional fees incurred in connection with the BOIA acquisition in the first quarter of 2022, which was partially offset by the decrease in stock-based compensation expense. For the three months ended September 30, 2022, general and administrative expenses remained consistent with the prior year comparable period.

Gain on loan forgiveness

	Nine months ended
	September 30,		Change
(in thousands)	2022	2021	$	%
Gain on loan forgiveness	$—	$1,316	$(1,316)	(100)%

In the second quarter of 2021, we recorded a $1,316,000 gain on loan forgiveness in connection with the full forgiveness of the outstanding principal and interest on our PPP Loan. For the three months ended September 30, 2022 and 2021, Gain on loan forgiveness was zero.

Interest Expense

	Three months ended September 30,		Change
(in thousands)	2022	2021	$	%
Interest expense	$1	$2	$(1)	(50)%

	Nine months ended September 30,		Change
(in thousands)	2022	2021	$	%
Interest expense	$4	$11	$(7)	(64)%

Interest expense for the three and nine months ended September 30, 2022 consists of interest on our finance lease liabilities. Interest expense for the nine months ended September 30, 2021 also included interest on our PPP Loan, which was fully forgiven in the second quarter of 2021.

Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annual recurring fee amount under each active paid contract at the date of determination, plus (ii) for our Partner and Marketplace channel, the recognized monthly fee amount for all paying customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are cancelable, which may impact future ARR. ARR excludes revenue from our PDF remediation services business and Mobile App report business and other report services. As of September 30, 2022, ARR was $29.3 million, which represents an increase of 19% year-over-year, driven by both our Partner and Marketplace channel and Enterprise channel.

Use of Non-GAAP Financial Measures

From time to time, we review adjusted financial measures that assist us in comparing our operating performance consistently over time, as such measures remove the impact of certain items, as applicable, such as our capital structure (primarily interest charges), items outside the control of the management team (taxes), and expenses that do not relate to our core operations, including transaction-related expenses and other costs that are expected to be non-recurring. In order to provide investors with greater insight and allow for a more comprehensive understanding of the information used in our financial and operational decision-making, the Company has supplemented the Financial Statements presented on a GAAP basis in this Quarterly Report on Form 10-Q with the following non-GAAP financial measures: Non-GAAP earnings (loss) and Non-GAAP earnings (loss) per diluted share.

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

Non-GAAP Earnings (Loss) and Non-GAAP Earnings (Loss) per Diluted Share

We define: (i) Non-GAAP earnings (loss) as net income (loss), plus interest expense, plus depreciation and amortization expense, plus stock-based compensation expense, plus non-cash valuation adjustment to contingent consideration, plus certain litigation expense, plus certain acquisition expense, plus loss on impairment of long-lived assets, plus loss on disposal of long-lived assets, and less gain on loan forgiveness; and (ii) Non-GAAP earnings (loss) per diluted share as net income (loss) per diluted common share, plus interest expense, plus depreciation and amortization expense, plus stock-based compensation expense, plus non-cash valuation adjustment to contingent consideration, plus certain litigation expense, plus certain acquisition expense, plus loss on impairment of long-lived assets, plus loss on disposal of long-lived assets, and less gain on loan forgiveness, each on a per share basis. Non-GAAP earnings per diluted share would include incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position. However, no incremental shares apply when there is a Non-GAAP loss per diluted share, as is the case for some of the periods presented in this Quarterly Report on Form 10-Q.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Non-GAAP Earnings (Loss) Reconciliation
Net loss (GAAP)	$(2,283)	$(4,657)	$(8,509)	$(9,206)
Non-cash valuation adjustment to contingent consideration	24	—	182	—
Interest expense	1	2	4	11
Stock-based compensation expense	1,308	1,881	3,494	5,425
Acquisition expense (1)	7	—	247	—
Litigation expense (2)	449	470	1,810	1,064
Depreciation and amortization	598	357	1,607	957
Loss on impairment of long-lived assets	—	—	—	10
Loss on disposal of long-lived assets	43	—	50	12
Gain on loan forgiveness	—	—	—	(1,316)
Non-GAAP earnings (loss)	$147	$(1,947)	$(1,115)	$(3,043)

Non-GAAP Earnings (Loss) per Diluted Share Reconciliation
Net loss per common share (GAAP) — diluted	$(0.20)	$(0.41)	$(0.74)	$(0.85)
Non-cash valuation adjustment to contingent consideration	—	—	0.02	—
Interest expense	—	—	—	—
Stock-based compensation expense	0.11	0.17	0.30	0.50
Acquisition expense (1)	—	—	0.02	—
Litigation expense (2)	0.04	0.04	0.16	0.10
Depreciation and amortization	0.05	0.03	0.14	0.09
Loss on impairment of long-lived assets	—	—	—	—
Loss on disposal of long-lived assets	—	—	—	—
Gain on loan forgiveness	—	—	—	(0.12)
Non-GAAP earnings (loss) per diluted share (3)	$0.01	$(0.17)	$(0.10)	$(0.28)
Diluted weighted average shares (GAAP)	11,458	11,329	11,464	10,929
Includable incremental shares (Non-GAAP) (3)	760	—	—	—
Adjusted diluted shares (Non-GAAP) (4)	12,218	11,329	11,464	10,929

(1)	Represents legal and accounting fees associated with the BOIA acquisition.
(2)	Represents legal expenses related primarily to patent litigation pursued by the Company.
(3)	Non-GAAP earnings per adjusted diluted share for our common stock is computed using the treasury stock method.
(4)	The number of diluted weighted average shares used for this calculation is the same as the weighted average common shares outstanding share count when the Company reports a GAAP and non-GAAP net loss.

Liquidity and Capital Resources

Working Capital

As of September 30, 2022, we had $7,823,000 in cash and working capital of $2,444,000. The decrease in working capital in the nine months ended September 30, 2022 was primarily due to the acquisition of BOIA, in connection with which net cash outflows totaled

$4.5 million and we recognized $0.9 million in current contingent liability. In addition, in the nine months ended September 30, 2022, we repurchased $0.8 million of shares of our common stock under a program to repurchase up to $3.0 million of our outstanding shares.

As of September 30, 2022, we had $2.8 million in estimated contingent consideration liabilities recognized in connection with the acquisition of BOIA. We have no debt obligations or off-balance sheet arrangements, and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

(in thousands)	September 30, 2022	December 31, 2021
Current assets	$13,795	$24,831
Current liabilities	(11,351)	(11,216)
Working capital	$2,444	$13,615

Cash Flows

	Nine months ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(4,492)	$(2,471)
Net cash used in investing activities	(5,426)	(1,287)
Net cash provided by (used in) financing activities	(1,225)	16,616
Net increase (decrease) in cash	$(11,143)	$12,858

For the nine months ended September 30, 2022, in relation to the prior year comparable period, cash used in operating activities increased primarily due to an increase in headcount and compensation costs to support the Company’s growth, higher patent litigation costs, and timing of customer collections and vendor payments.

For the nine months ended September 30, 2022, in relation to the prior year comparable period, cash used in investing activities increased primarily due to the acquisition of BOIA, for which we paid $4.5 million, net of cash acquired and receipts associated with net working capital adjustments.

For the nine months ended September 30, 2021, cash provided by financing activities was higher primarily due to capital raised under the ATM Offering initiated in the first quarter of 2021. In the nine months ended September 30, 2021, the Company issued 471,970 shares of its common stock under the ATM offering and raised $16,534,000, net of transaction expenses. In addition, in the nine months ended September 30, 2022, we repurchased $756,000 of shares of our common stock.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2022, there were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 26, 2020, AudioEye filed a complaint against accessiBe Ltd. (“accessiBe”) in District Court in the Western District of Texas, Waco Division, which was subsequently transferred to the Western District of New York. On July 14, 2021, AudioEye filed a second complaint against accessiBe in District Court in the Western District of Texas, Waco Division. On June 16, 2022, accessiBe filed a complaint against AudioEye in the U.S. District Court for the District of Delaware.

On October 24, 2022, AudioEye and accessiBe announced a global settlement of all pending legal disputes, and the three complaints have been dismissed without prejudice.

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

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2022:

				Maximum Number
			Total Number of	of Shares (or
			Shares Purchased	Approximate Dollar Value)
	Total Number of		as Part of Publicly	that May Yet Be Purchased
	Shares Purchased	Average Price	Announced Plans or	under the Plans or
	(1)	Paid per Share (2)	Programs	Programs (3)
July 1 - July 31	45,235	$5.80	40,864	$2,353,000
August 1 - August 31	21,434	5.71	19,405	2,244,000
September 1 - September 30	15,780	6.03	—	2,244,000
Total	82,449	$5.82	60,269	$2,244,000

(1)	Amount includes shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement restricted stock units, the exercise of stock options, or the issuance of unrestricted shares of common stock.
(2)	Average Price Paid Per Share includes commissions.
(3)	In June 2022, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $3 million of our common stock through June 30, 2024. The stock repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any dollar amount or particular number of shares of stock. Shares repurchased under the program are subsequently retired.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of August 8, 2022 (1)

3.5	Amended and Restated ByLaws as of August 13, 2020 (2)

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

*	Filed herewith.

(1)Incorporated by reference to Form 10-Q, filed with the SEC on August 9, 2022.

(2)Incorporated by reference to Form 8-K/A, filed with the SEC on September 24, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	November 10, 2022	By:	/s/ David Moradi
David Moradi
Principal Executive Officer

Date:	November 10, 2022	By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Financial Officer