Form 10-K
period 2022-12-31
AUDIOEYE INC
filed 2023-03-09
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant’s most recently completed second quarter ended as of June 30, 2022 was $42,411,494.

As of February 28, 2023, 11,652,726 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended December 31, 2022 are incorporated by reference in Part III of this annual report on Form 10-K.

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

Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I, Item 1A. Risk Factors” contained in this Annual Report. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to:

●	the uncertain market acceptance of our existing and future products;
●	our need for, and the availability of, additional capital in the future to fund our operations and the development of new products;
●	the success, timing and financial consequences of new strategic relationships or licensing agreements we may enter into;
●	rapid changes in Internet-based applications that may affect the utility and commercial viability of our products;
●	the timing and magnitude of expenditures we may incur in connection with our ongoing product development activities;
●	judicial applications of accessibility laws to the internet;
●	the level of competition from our existing competitors and from new competitors in our marketplace; and
●	the regulatory environment for our products and services.

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

AudioEye stands out among its competitors because it offers automated and manual remediations and continuous monitoring of accessibility issues without fundamental changes to the website architecture. We also recognize that automation alone cannot fix all accessibility issues, which is why we also offer certified accessibility experts, who can provide manual testing and remediations.  Our solution is trusted by some of the largest and most influential companies in the world, including ADP, Tommy Hilfiger, A360 Media, Samsung, Landry’s, and others. Government agencies, such as the Federal Communications Commission, use our software with their digital platforms. We also work with government agencies at the state and local level.

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

AudioEye Solutions

At its core, AudioEye’s offering provides an always-on testing, remediation, and monitoring solution that continually improves conformance with WCAG. This in turn helps businesses and organizations comply with WCAG standards as well as applicable U.S. and foreign accessibility laws. Our technology is capable of immediately identifying and fixing most of the common accessibility errors and addresses a wide range of disabilities including dyslexia, color blindness, epilepsy and more. AudioEye also offers additional solutions to provide for enhanced compliance and accessibility, including periodic manual auditing, manual remediations and legal support services. Our solutions may be purchased through a subscription service on a month-to-month basis or with one or multi-year terms. We also offer PDF remediation services and Native Mobile App and Audit reports to help our customers with their digital accessibility needs.

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

We had one major customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 17% of our revenue in the year ended December 31, 2022.

Our typical market sectors include, but are not limited to:

●	Finance and banking institutions;
●	Travel and hospitality companies;
●	Public and private transportation companies;
●	Retail and ecommerce companies;
●	Educational institutions;
●	Food services companies; and
●	SaaS service or solution providers.

Intellectual Property

Our intellectual property is primarily comprised of copyrights, trademarks, trade secrets, issued patents and pending patent applications. We have a patent portfolio comprised of twenty-four (24) issued patents in the United States and three (3) pending US patent applications. The commercial value of these patents is unknown.

We plan to continue to invest in research and development and expand our portfolio of proprietary intellectual property.

Competition

Most of our competition falls within the following categories:

●	There are a small number of web accessibility audit and tracking platform providers that purport to analyze websites for accessibility concerns. While these providers may sometimes identify issues for remediation, they typically do not provide remediation.
●	Currently, other technology providers attempt to apply compliance remediation strictly through automation technology and accessibility toolbars.
●	There are a substantial number of consulting service providers offering website and application accessibility. Each generally provides an analysis of the various compliance issues associated with its clients’ websites. They ultimately provide resources and assistance in applying fixes and changes at the source.

Competitive Strengths

Our management believes the following competitive strengths will enable our success in the accessibility marketplace:

●	Unique patented technology. AudioEye builds all its products with the primary goal of enhancing the user experience regardless of the end-user’s ability. AudioEye is a marketplace technology leader providing a comprehensive accessibility solution that addresses every aspect of accessibility.
●	AudioEye’s software automatically removes digital access barriers every day and has over 400 accessibility test outcomes for real-world users as they navigate websites. AudioEye’s Issue Reporting dashboard allows non-technical users to easily understand accessibility issues on their websites and the impact these issues have on site visitor experiences.
●	Broad price points and offerings. With a free 14-day trial for our base offering, AudioEye allows website owners to test our solution before choosing their preferred option. Our offerings range from low-cost to standard plans, to our customized, enterprise-wide solutions.
●	Unique combination of advanced technology and expert-driven services. Our management believes that AudioEye addresses the problem of web accessibility holistically and provides a combination of leading-edge technology and high-quality specialized expertise, both offered as subscription services. Our solutions are designed to provide our customers with reliable and sustainable website accessibility compliance solutions; which lead to cost-savings and reduced time-to-market. We believe that the AudioEye solution allows our customers to focus not only on achieving compliance, but also helping maintain compliance and building inclusive digital experiences for their users throughout the life of the subscription.
●	We offer greater transparency in marketing our offerings. We believe there is no fully automated solution on the market that can provide 100% compliance. Our offerings provide automated remediations and a transparent accessibility score with additional manually driven enhancements. We think that as the industry develops, opaque products with unsubstantiated claims will ultimately fail.
●	Highly experienced inventors, technologists, and product development team. Our team comprises experienced software and SaaS developers and technologists.

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

AudioEye has worked primarily in a remote environment since the onset of the COVID-19 pandemic in 2020. AudioEye provides employees with the technology and resources required to have a high-quality remote work experience while remaining connected to teams in other locations. We expect to continue a hybrid of virtual and in-person work in the future.

As of December 31, 2022, we had 120 full-time employees. We use a variety of methods for recruiting including in-house recruiting resources, employee referrals and third-party agencies, when required, and we believe our mission allows us to recruit and retain high-quality talent.

We utilize independent contractors to supplement our staff, as needed. None of our employees are represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are positive.

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

To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $10,433,000 for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $82,482,000. If we continue to experience losses, we may not be able to continue our operations, and investors may lose their entire investment.

We continue to pursue business through a variety of channels. These channels may result in the use of a significant amount of our management resources and costs, and we cannot guarantee we will fully realize the expected benefits.

We continue to pursue business through a variety of channels. Although we may devote significant resources and costs to the development of these sales channels, we may struggle to successfully identify the channel partners, or to successfully conclude transactions with the channel partners. Should we be unable to identify or conclude important channel partnerships, or if our partners are unable to meet our expectations, our business prospects and operations could be adversely affected as a result of the devotion of significant managerial effort and Company costs required. In addition, there can be no assurance that we would fully realize the potential benefit of the relationships. If we cannot do so, we may be unable to meet future revenue expectations.

Our new technology platform may not function as expected or may not be accepted by our clients.

In 2022, we completed the migration of all customers to our new platform for our digital accessibility product. We cannot guarantee that our platform will operate as expected or that our new platform will be accepted by our customers. If our new platform does not operate as expected or is not accepted, our ability to pursue and retain business may be damaged and our business and results of operations may be materially and adversely affected.

Our future development will require additional capital, and we may be unable to obtain needed capital or financing on satisfactory terms, or at all, which would prevent us from fully developing our business and generating revenues.

As of December 31, 2022, we had $6.9 million in cash. Our business plan will require additional capital expenditures, and our capital outlays could increase substantially over the next several years as we implement our business plan. As a result, we may need to raise additional capital through future private or public equity offerings, strategic alliances or debt financing. Our future capital requirements will depend on many factors, including, among others: market conditions, sales and marketing costs, mergers and acquisition activity, if any, costs of litigation in enforcing our intellectual property rights, and information technology development and acquisition costs. No assurance can be given that we can successfully raise additional equity or debt capital, or that such financing will be available to us on favorable terms, if at all.

Weakened global economic conditions including current and ongoing microeconomic uncertainty may adversely affect our industry, business and results of operations.

Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can arise suddenly, and the full impact of such conditions can remain uncertain. In addition, geopolitical developments can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions can affect the rate of IT spending and could adversely affect our customers’ ability or willingness to purchase our software, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, affect attrition rates, or decrease our ability to collect on accounts receivable, all of which could adversely affect our future sales and operating results.

We have been party to litigation and may in the future be party to additional litigation, which could have a material adverse effect on our financial position or results of operations.

We are subject to disputes and allegations related to our business operations. Because we are in a technology industry, these disputes may involve claims of intellectual property infringement or misappropriation. We have also been involved in securities law litigation in the past. These and other types of litigation can be very expensive, and we cannot assure you that our insurance policies will cover the costs. Because it is not possible to determine when and whether these disputes and allegations may arise or the ultimate disposition of such matters, the resolution of any such matters, should they arise, could have a material adverse effect on our financial position or results of operations.

Market interest rates could remain high or continue to increase our interest costs on future debt and could adversely affect our stock price.

If interest rates remain high or continue to increase, so could our interest costs for any new debt. This increased cost could make financing, including the financing of any acquisition, costlier. We may incur variable interest rate indebtedness in the future. Rising interest rates could limit our ability to refinance debt when it matures or cause us to pay higher interest rates upon refinancing and increased interest expense on refinanced indebtedness.

We may pursue new strategic opportunities, including acquisitions, which may result in the use of a significant amount of our management resources or significant costs, and we may not be able to consummate those opportunities or on beneficial terms.

We are seeking strategic opportunities, which may include acquisitions, to help us pursue our business objectives. Although we may devote significant time and resources in pursuit of such transactions, we may struggle to successfully identify such opportunities, or to successfully conclude transactions. Should we be unable to identify or conclude important strategic transactions, our business prospects and operations could be adversely affected as a result of the devotion of significant managerial effort required, and the challenges of achieving our objectives in the absence of strategic opportunities. In addition, we may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed.

Should we be successful in consummating these opportunities, we may not be able to do so on terms that are beneficial to AudioEye. They may also impact our financial position and capital needs which, among other actions, could require us to raise additional capital, which could result in dilution to our stockholders or result in restrictions on our activities, and could cause substantial fluctuations in our results of operations.

We may not be able to successfully integrate newly acquired businesses or other strategic relationships, and we may not be able to fully realize the potential benefit of such opportunities.

If we do locate and consummate important acquisitions or strategic relationships, we may not be able to integrate those opportunities or successfully realize their full benefit. There are inherent risks in integrating these opportunities, which may include:

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

We acquired the Bureau of Internet Accessibility Inc. (“BOIA”) on March 9, 2022, and we cannot assure you that will successfully integrate the business or that the acquisition will bring us the expected benefits.

On March 9, 2022, we acquired Bureau of Internet Accessibility Inc. (“BOIA”). We cannot assure you that we will be able to successfully integrate the business or that we will receive the expected benefits from the acquisition. All of the risks from the prior paragraph apply to the integration of BOIA, including that its success is contingent upon a small number of key employees. Further, while a significant portion of the aggregate consideration for BOIA is based on BOIA’s revenues for 2022 and 2023, BOIA may ultimately not perform as we hope. If it does not, our results of operations and financial condition could be adversely affected.

Our business plan may not be realized. If our business plan proves to be unsuccessful, our business may fail, and you may lose your entire investment.

Our operations are subject to all of the risks inherent in the establishment of a growing business enterprise with a limited operating history. The likelihood of our success must be considered in light of the problems, expenses, complications, and delays frequently encountered in connection with the development of a new business. Unanticipated events may occur that could affect the actual results achieved during the forecast periods. Consequently, the actual results of operations during the forecast periods will vary from the forecasts, and such variations may be material. In addition, the degree of uncertainty increases with each successive year presented in our business plan. We cannot assure you that we will succeed in the anticipated operation of our business plan. If our business plan proves to be unsuccessful, our business may fail, and you may lose some or all of your investment.

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

We expect an increase in the number of third parties who could violate our patents as the market develops new uses of similar products and consumers continue to increase their adoption of technology and integrate it into their daily lives. There may be the potential need to enter into additional active litigation to defend and enforce our patents. These legal proceedings could continue for several years and may require significant expenditures for legal fees and other expenses. In the event we are not successful through appeal and do not subsequently obtain monetary and injunctive relief, these litigation matters may significantly reduce our financial resources and have a material impact on our ability to continue our operations. The time and effort required of our management to effectively pursue or defend these litigation matters may adversely affect our ability to operate our business, since time spent on matters related to the lawsuits would take away from the time spent on managing and operating the business. We cannot assure you any such potential lawsuits will result in an outcome that is favorable to our stockholders or the Company.

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

The Internet may ultimately prove not to be a viable commercial marketplace for such applications for several reasons, including:

●	unwillingness of consumers to shift to and use other such next-generation Internet-based applications;
●	refusal to purchase our products and services;
●	perception by end-users with respect to product and service quality and performance;
●	limitations on access and ease of use;
●	congestion leading to delayed or extended response times;
●	inadequate development of Internet infrastructure to keep pace with increased levels of use; and
●	increased government regulations.

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

Our success is dependent on our employees, many of whom are relatively new in their positions with the Company.

Our success has depended, and continues to depend, on the efforts and talents of our senior management team and employees, including our engineers, product managers, sales and marketing personnel, and professional services personnel. Many of our employees are relatively new to their positions, and we can provide no assurance that our management team will be able to effectively work together or with all of our employees. If they are unable to do so or our new employees do not work effectively, there may be delays in execution of our business and operating strategies.

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

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, electronic devices, and other services. Existing and future laws and regulations may impede our growth. These regulations and laws may cover website accessibility, taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, web services, the provision of online payment services, information reporting requirements, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content, and web services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

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

Security and privacy breaches, computer viruses, and cyber-attacks could harm our business, financial condition, results of operations, or reputation.

Security and privacy breaches, computer malware and cyber-attacks have become more prevalent, including in our industry. In addition, security and privacy laws are becoming more prevalent and pervasive. Our corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee or company error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to our data or any third-party data we may possess, including privacy data. Any such security breach could require us to comply with various breach notification laws and may expose us to litigation, remediation and investigation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability.

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

In connection with this annual report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and of the effectiveness of our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2022.

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

Although our shares of common stock are listed on the Nasdaq Capital Market under the symbol “AEYE,” historically trading volume in our common stock has been limited. In addition, our stock has also historically seen significant price volatility, which may reduce the liquidity of our common stock. The sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered and may limit your liquidity options.

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

Issuance of additional shares of common stock in future financings will result in the dilution of our existing stockholders and may also result in a reduction in the market price of our common stock.

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock with a $0.00001 par value per share and 10,000,000 shares of preferred stock with a $0.00001 par value per share, of which, as of December 31, 2022, approximately 11,551,000 shares of common stock were issued and outstanding. As of December 31, 2022, we also had outstanding options to purchase an aggregate of approximately 156,000 shares of our common stock, and unvested, or vested but not yet settled, restricted stock units covering an aggregate of approximately 1,803,000 shares of common stock. The exercise of such options and the settlement of such restricted stock units would further increase the number of our outstanding shares of common stock.

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

As of February 28, 2023, six of our stockholders, two of whom are our Executive Chairman and our Chief Executive Officer, and another of whom is a director, beneficially owned in the aggregate over 50% of the voting power of our outstanding shares of common. As a result, these stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

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

As of February 28, 2023, our directors and executive officers beneficially owned an aggregate of 4,526,112 of our outstanding shares of common stock, which represents approximately 39% of the aggregate voting power of our outstanding shares of common stock. Through their collective ownership of our outstanding stock, such holders, if they were to act together, would be close to controlling the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, to determining the outcome of the election of all of our directors and determining corporate and stockholder action on other matters.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.   Properties

The Company’s principal offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 627 square feet under a lease agreement that expires in October 2024.

The Company also leases office space in Marietta, Georgia, Miami, Florida, and New York City, New York, and occupies shared office space in Portland, Oregon, Austin, Texas, and Seattle, Washington under membership agreements which provide for membership fees based on the number of contracted seats.

The Company believes that its space is adequate for its current needs and that suitable alternative space is available to accommodate expansion of the Company’s operations.

Item 3.   Legal Proceedings

In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the balance sheet as of December 31, 2022, would not be material to our financial position or annual results of operations.

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

In June 2022, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $3 million of our common stock through June 30, 2024. The stock repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any dollar amount or particular number of shares of stock. Shares repurchased under the program are subsequently retired. As of December 31, 2022, we had $2.24 million remaining for the repurchase of shares.

On February 28, 2023, there were 149 holders of record of our common stock, and a greater number of beneficial holders of our common stock for whom shares were held in a “nominee” or “street” name.

The following table sets forth information with respect to our repurchases of common stock during the three months ended December 31, 2022:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price	Announced Plans or	under the Plans or
	(1)	Paid per Share	Programs	Programs
October 1 - October 31	4,720	$5.49	—	—
November 1 - November 30	9,013	4.70	—	—
December 1 - December 31	5,715	4.48	—	—
Total	19,448	$4.82	—	—

(1)

Amount represents shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement of restricted stock units or the issuance of unrestricted shares of common stock.

The transfer agent of our common stock is Equiniti Trust Company. Its address is 1100 Centre Pointe Curve, Suite 101, Mendota Heights, MN 55120-4100, and its telephone number is 1-800-468-9716.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended December 31, 2022 and 2021 that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report on Form 10-K, particularly in “Risk Factors.” The forward-looking statements included in this annual report on Form 10-K are made only as of the date hereof.

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering website accessibility compliance at all price points to businesses of all sizes. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In 2022, we continued to focus on product innovation, expanding revenue and managing expenses.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on recurring revenue growth in both channels, while still offering our Website and Native Mobile App report services and PDF services. For the year ended December 31, 2022, total revenue increased by 22% over the prior year. As of December 31, 2022, Annual Recurring Revenue (“ARR”) was approximately $29.2 million, which represented an increase of 13% from December 31, 2021. Refer to Other Key Operating Metrics below for details on how we calculate ARR.

As of December 31, 2022, AudioEye had approximately 86,000 customers, an increase from 82,000 customers at December 31, 2021. Customer count increased in both the Enterprise and Partner and Marketplace channel during this period.

On March 9, 2022, AudioEye acquired the Bureau of Internet Accessibility (“BOIA”), which provides web accessibility services including audits, training, remediation, and implementation support. BOIA contributed to Enterprise revenue in 2022.

In the twelve months ended December 31, 2022, revenue from our Partner and Marketplace grew 17% from prior year comparable period. This channel represented about 58% of ARR at the end of December 2022. In the twelve months ended December 31, 2022, total Enterprise revenue, inclusive of revenue from BOIA, grew by 28% from prior year comparable period. The Enterprise channel represented about 42% of ARR at the end of December 2022.

In the year ended December 31, 2022, one major customer (including its affiliates) accounted for approximately 17% of our total revenue. In the year ended December 31, 2021, two major customers accounted for 20% and 10%, respectively, of our total revenue.

The Company continued to invest in Research and Development in 2022. Total Research and Development cost, as defined under Research and Development section in the Results of Operations below, was 24% of total revenue in 2022. Total research and development cost increased primarily due to additional investments in engineering and product talent.

With revenue for the twelve months ended 2022 increasing 22% from prior year comparable period, both Sales and Marketing expense and General and Administrative expense decreased from 2021. This decrease was mainly driven by efficiencies implemented during the year in these areas and lower stock compensation expense, partially offset by costs associated with BOIA and other expenses.

We provide further commentary on our Results of Operation below.

Results of Operations

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the year ended December 31, 2022 with the year ended December 31, 2021. Our results of operations in these periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Year ended
	December 31,		Change
(in thousands)	2022	2021	$	%
Revenue	$29,913	$24,503	$5,410	22%
Cost of revenue	(7,219)	(6,121)	(1,098)	18%
Gross profit	22,694	18,382	4,312	23%
Operating expenses:
Selling and marketing	13,657	14,621	(964)	(7)%
Research and development	6,085	5,304	781	15%
General and administrative	13,381	13,970	(589)	(4)%
Total operating expenses	33,123	33,895	(772)	(2)%
Operating loss	(10,429)	(15,513)	5,084	(33)%
Other income (expense):
Gain on loan forgiveness	—	1,316	(1,316)	(100)%
Interest expense	(4)	(12)	8	(67)%
Total other income (expense)	(4)	1,304	(1,308)	(100)%
Net loss	$(10,433)	$(14,209)	$3,776	(27)%

Revenue

The following table presents our revenues disaggregated by sales channel:

	Year ended December 31,		Change
(in thousands)	2022	2021	$	%
Partner and Marketplace	$15,972	$13,638	$2,334	17%
Enterprise	13,941	10,865	3,076	28%
Total revenues	$29,913	$24,503	$5,410	22%

Partner and Marketplace channel consists of our CMS partners, platform & agency partners, authorized resellers and the Marketplace. This channel serves small & medium sized businesses that are on a partner or reseller’s web-hosting platform or that purchase our solutions from our Marketplace.

Enterprise channel consists of our larger customers and organizations, including those with non-platform custom websites, who generally engage directly with AudioEye sales personnel for custom pricing and solutions. This channel also includes federal, state and local government agencies and revenue attributable to the Bureau of Internet Accessibility Inc. (“BOIA”), which was acquired in March 2022.

For the year ended December 31, 2022, total revenue increased by 22% over the prior year. We experienced revenue growth in both of our sales channels. The increase Partner and Marketplace channel revenue was a result of our continued focus on highly transactional industry verticals to achieve higher penetration with new and existing partnerships. The increase in Enterprise channel revenue was driven primarily by contributions from BOIA’s recurring support and non-recurring audit report revenue, as well as additional recurring revenue from our current Enterprise offering. In 2022, our Enterprise channel revenue from recurring sources increased 22% over the prior year.

Cost of Revenue and Gross Profit

	Year ended December 31,		Change
(in thousands)	2022	2021	$	%
Revenue	$29,913	$24,503	$5,410	22%
Cost of revenue	(7,219)	(6,121)	(1,098)	18%
Gross profit	$22,694	$18,382	$4,312	23%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the year ended December 31, 2022, cost of revenue increased by 18% over the prior year. The increase in cost of revenue is primarily due to enhancements to our service delivery through investment in customer experience and platform support, costs associated with BOIA’s operations, as well as increased amortization of capitalized software development costs.

For the year ended December 31, 2022, gross profit increased by 23% over the prior year. The increase in gross profit was a result of increased revenue, offset in part by higher costs to support the revenue growth.

Selling and Marketing Expenses

	Year ended
	December 31,		Change
(in thousands)	2022	2021	$	%
Selling and marketing	$13,657	$14,621	$(964)	(7)%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the year ended December 31, 2022, selling and marketing expenses decreased by 7% over the prior year. The decrease in selling and marketing expenses resulted primarily from a reduction in online media and third-party marketing agency expenses, which was partially offset by additional expenses incurred in connection with the acquisition of BOIA, as well as higher personnel costs associated with an increase in headcount.

Research and Development

	Year ended
	December 31,		Change
(in thousands)	2022	2021	$	%
Research and development expense	$6,085	$5,304	$781	15%
Plus: Capitalized research and development cost	1,160	1,425	(265)	(19)%
Total research and development cost	$7,245	6,729	$516	8%

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

For the year ended December 31, 2022, research and development expenses increased by 15% over the prior year. This increase was driven by less capitalized research and development costs and higher personnel cost associated with an increase in headcount. For the year ended December 31, 2022, capitalized research and development cost decreased by 19% over the prior year. This decrease is attributable to specific projects and products developed and the allocation of time spent on those projects. Total research and development cost, which includes both R&D expenses and capitalized R&D costs, increased 8% from 2021 to 2022.

General and Administrative Expenses

	Year ended
	December 31,		Change
(in thousands)	2022	2021	$	%
General and administrative	$13,381	$13,970	$(589)	(4)%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, general corporate expenses including legal fees, and occupancy costs.

For the year ended December 31, 2022, general and administrative expenses decreased by 4% over the prior year. The decrease in general and administrative expenses was due primarily to lower stock-based compensation expense and legal expenses towards patent litigation pursued by the Company and was partially offset by costs associated with the BOIA acquisition, including the amortization expense related to acquired intangible assets and charges from the change in fair value of the contingent consideration. Refer to Note 9 - Commitments and Contingencies to our financial statements for information on our litigation.

Gain on Loan Forgiveness

	Year ended
	December 31,		Change
(in thousands)	2022	2021	$	%
Gain on loan forgiveness	$—	$1,316	$(1,316)	(100)%

In the second quarter of 2021, we recorded a $1,316,000 gain on loan forgiveness in connection with the full forgiveness of the outstanding principal and interest on our PPP Loan, which was originated on April 15, 2020 with a principal amount of $1,302,000.  As of December 31, 2022 and 2021, the Company had no debt outstanding.

Interest Expense

	Year ended
	December 31,		Change
(in thousands)	2022	2021	$	%
Interest expense	$4	$12	$(8)	(67)%

Interest expense for the year ended December 31, 2022 consists of interest on our finance lease liabilities. Interest expense for the year ended December 31, 2021 also included interest on our PPP Loan, which was fully forgiven in the second quarter of 2021.

Other Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annual recurring fee under each active contract at the date of determination, plus (ii) for our Partner and Marketplace channel, the monthly fee for all active customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are cancelable, which may impact future ARR. ARR excludes revenue from our PDF remediation services business, Website and Mobile App report services business and other miscellaneous non-recurring services. As of December 31, 2022, ARR was $29.2 million, which represents an increase of 13% year-over-year, driven by both our Partner and Marketplace channel and Enterprise channel.

Use of Non-GAAP Financial Measures

From time to time, we review adjusted financial measures that assist us in comparing our operating performance consistently over time, as such measures remove the impact of certain items, as applicable, such as our capital structure (primarily interest charges), items outside the control of the management team (taxes), and expenses that do not relate to our core operations, including transaction and litigation-related expenses and other costs that are expected to be non-recurring. In order to provide investors with greater insight and allow for a more comprehensive understanding of the information used in our financial and operational decision-making, the

Company has supplemented the Financial Statements presented on a GAAP basis in this Annual Report on Form 10-K with the following non-GAAP financial measures: Non-GAAP earnings (loss) and Non-GAAP earnings (loss) per diluted share.

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

Non-GAAP Earnings (Loss) and Non-GAAP Earnings (Loss) per Diluted Share

We define: (i) Non-GAAP earnings (loss) as net income (loss), plus interest expense, plus depreciation and amortization expense, plus stock-based compensation expense, plus non-cash valuation adjustment to contingent consideration, plus certain litigation expense, plus certain acquisition expense, plus executive team restructuring cost, plus loss on disposal or impairment of long-lived assets, and less gain on loan forgiveness; and (ii) Non-GAAP earnings (loss) per diluted share as net income (loss) per diluted common share, plus interest expense, plus depreciation and amortization expense, plus stock-based compensation expense, plus non-cash valuation adjustment to contingent consideration, plus certain litigation expense, plus certain acquisition expense, plus executive team restructuring cost, plus loss on disposal or impairment of long-lived assets, and less gain on loan forgiveness, each on a per share basis. Non-GAAP earnings per diluted share would include incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position. However, no incremental shares apply when there is a Non-GAAP loss per diluted share, as is the case for the periods presented in this Annual Report on Form 10-K.

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

	Year ended
	December 31,
(in thousands, except per share data)	2022	2021
Non-GAAP Earnings (Loss) Reconciliation
Net loss (GAAP)	$(10,433)	$(14,209)
Non-cash valuation adjustment to contingent consideration	346	—
Interest expense, net	4	12
Stock-based compensation expense	4,566	7,616
Acquisition expense (1)	247	—
Litigation expense (2)	1,916	2,099
Executive team restructuring cost (3)	246	—
Depreciation and amortization	2,111	1,322
Loss on disposal or impairment of long-lived assets	51	22
Gain on loan forgiveness	—	(1,316)
Non-GAAP loss	$(946)	$(4,454)

Non-GAAP Earnings (Loss) per Diluted Share Reconciliation
Net loss per common share (GAAP) — diluted	$(0.91)	$(1.29)
Non-cash valuation adjustment to contingent consideration	0.03	—
Interest expense, net	—	—
Stock-based compensation expense	0.40	0.69
Acquisition expense (1)	0.02	—
Litigation expense (2)	0.17	0.19
Executive team restructuring cost (3)	0.02	—
Depreciation and amortization	0.18	0.12
Loss on disposal or impairment of long-lived assets	—	—
Gain on loan forgiveness	—	(0.12)
Non-GAAP loss per diluted share (4)	$(0.08)	$(0.41)
Diluted weighted average shares (5)	11,477	11,040
(1)	Represents legal and accounting fees associated with the BOIA acquisition.
(2)	Represents legal expenses related primarily to patent litigation pursued by the Company.
(3)	Represents severance expense associated with the restructuring in executive roles.
(4)	Non-GAAP earnings per adjusted diluted share for our common stock is computed using the treasury stock method.
(5)	The number of diluted weighted average shares used for this calculation is the same as the weighted average common shares outstanding share count when the Company reports a GAAP and non-GAAP net loss.

Liquidity and Capital Resources

Working Capital

As of December 31, 2022, we had $6.9 million in cash and working capital of $1.9 million. The decrease in working capital in 2022 was primarily due to the acquisition of BOIA, in connection with which net cash outflows in 2022 totaled $4.5 million and current contingent liability totaled $1.0 million as of December 31, 2022. In addition, in 2022 we paid approximately $3.0 in legal expenses primarily related to a patent litigation pursued by the Company, and which was settled in the fourth quarter of 2022, and repurchased $0.8 million of shares of our common stock under a program to repurchase up to $3.0 million of our outstanding shares.

On February 11, 2021, we entered into an At The Market (“ATM”) Sales Agreement with B. Riley Securities, Inc. (“Agent”), under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock to or through the Agent as its sales agent, having an aggregate offering price of up to $30 million. In 2021, the Company issued 471,970 shares of its common stock under the ATM offering and raised $16,534,000, net of transaction expenses. No shares of common stock were sold under the ATM offering in 2022.

As of December 31, 2022, we had $2.9 million in estimated contingent consideration liabilities recognized in connection with the acquisition of BOIA. We have no debt obligations or off-balance sheet arrangements, and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

	At December 31,
(in thousands)	2022	2021
Current assets	$12,966	$24,831
Current liabilities	(11,062)	(11,216)
Working capital	$1,904	$13,615

Cash Flows

	Year ended
	December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(4,999)	$(4,980)
Net cash used in investing activities	(5,733)	(1,624)
Net cash provided by (used in) financing activities	(1,330)	16,475
Net increase (decrease) in cash	$(12,062)	$9,871

For the year ended December 31, 2022, in relation to the prior year, cash used in operating activities increased marginally primarily due to timing of customer collections and vendor payments, including timing of payments of our patent litigation costs.

For the year ended December 31, 2022, in relation to the prior year, cash used in investing activities increased primarily due to the acquisition of BOIA, for which we paid $4.5 million, net of cash acquired and receipts associated with net working capital adjustments.

For the year ended December 31, 2021, cash provided by financing activities was higher primarily due to capital raised under the ATM Offering initiated in the first quarter of 2021. In 2021, the Company issued 471,970 shares of its common stock under the ATM offering and raised $16,534,000, net of transaction expenses. In addition, in 2022, we repurchased $756,000 of shares of our common stock.

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

Goodwill, Intangible Assets and Contingent Consideration recognized in connection with a Business Combination

We recognize intangible assets acquired in connection with business combinations based on their fair value at acquisition, which is determined by management with the assistance a third-party valuation specialist. Acquired intangible assets are amortized on a straight-line basis over their estimated useful.

We also recognize the contingent consideration liability resulting from a business combination based on its fair value, which is determined both initially and in each reporting period using the Monte-Carlo simulation model. The model incorporates key assumptions, including non-recurring and recurring revenue metrics. Changes in estimated revenue and outcomes different from estimates may cause a significant adjustment to earnings in a reporting period as the fair value of the liability is highly dependent on management’s estimate.

Goodwill is recorded based on the excess of purchase price over the estimated fair value of net assets acquired and is not amortized. The value of goodwill is highly dependent on the assessed fair value of intangible assets and contingent consideration liability at acquisition. Both intangible assets and goodwill are evaluated periodically for impairment.

Refer to Note 2 - Significant Accounting Policies to our financial statements for a complete discussion of the significant accounting policies and methods used in the preparation of our financial statements, including our accounting policies related to stock-based compensation and intangible assets.

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

Item 9A.  Controls and Procedures

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control — 2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes to our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed above.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

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

Item 11.  Executive Compensation

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

Item 12.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

Item 14.  Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	The following documents are filed as part of this report:
(1)	Financial Statements — See Index to Financial Statements on page F-1 below and the financial pages that follow.
(2)	Financial Statements Schedules — As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.
(3)	Exhibits — The following exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of August 8, 2022 (24)

3.2	Certificate of Elimination of the Series A Convertible Preferred Stock, dated as of August 8, 2022 (24)

3.3	Amended and Restated By-laws as of August 13, 2020 (13)

4.1	Description of Registered Securities (10)

10.1**	AudioEye, Inc. 2012 Incentive Compensation Plan effective December 19, 2012 (1)

10.2**	AudioEye, Inc. 2013 Incentive Compensation Plan effective August 20, 2013 (2)

10.3**	AudioEye, Inc. 2014 Incentive Compensation Plan effective January 27, 2014 (3)

10.4**	AudioEye, Inc. 2015 Incentive Compensation Plan effective September 5, 2014 (4)

10.5**	AudioEye, Inc. 2016 Incentive Compensation Plan effective December 17, 2015 (7)

10.6**	Form of Restricted Stock Unit Award Agreements for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans (7)

10.7**	Form of Performance Option Agreement for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans (7)

10.8**	Form of Stock Option Agreement for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans (7)

10.9**	AudioEye, Inc. 2019 Equity Incentive Plan (as amended and restated on May 18, 2020) (11)

10.10**	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Incentive Stock Option Agreement (8)

10.11**	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Nonqualified Stock Option Agreement (8)

10.12**	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Restricted Stock Unit Agreement (8)

10.13**	AudioEye, Inc. 2020 Equity Incentive Plan, as amended through May 20, 2022 (23)

10.14**	Form of Restricted Stock Unit Award Agreement (Time-Based) under the AudioEye, Inc. 2020 Equity Incentive Plan (15)

10.15**	Form of Restricted Stock Unit Award Agreement (Non-Employee Director Awards) under the AudioEye, Inc. 2020 Equity Incentive Plan (15)

10.16**	Form of Performance Stock Unit Award Agreement (Performance-Based) under the AudioEye, Inc. 2020 Equity Incentive Plan (15)

10.17**	Form of Incentive Stock Option Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan (15)

10.18**	Form of Non-Qualified Stock Option Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan (15)

10.19**	Form of Other Stock-Based Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan (15)

10.20**	AudioEye, Inc. Employee Stock Purchase Plan (23)

10.21**	Executive Employment Agreement dated July 1, 2015 between Dr. Carr Bettis and AudioEye, Inc. (5)

10.22**	Amendment to Executive Employment Agreement dated May 18, 2021 between Dr. Carr Bettis and AudioEye, Inc. (18)

10.23**	Executive Employment Agreement dated August 13, 2020 between Dominic Varacalli and AudioEye, Inc. (14)

10.24**	Amendment dated September 17, 2021 to Executive Employment Agreement between Dominic Varacalli and AudioEye, Inc. (19)

10.25**	Amended and Restated Employment Agreement by and between AudioEye, Inc. and David Moradi, dated April 5, 2022 (21)

10.26**	Notice of Award of Performance Shares to David Moradi dated August 20, 2020 under the AudioEye, Inc. 2019 Equity Incentive Plan (12)

10.27**	Performance Stock Unit Agreement, dated March 11, 2021 between the Company and David Moradi (16)

10.28**	Executive Employment Agreement, dated June 10, 2021, between the Company and Kelly Georgevich (17)

10.29**	Employee Offer Letter dated March 16, 2021 between Christopher Hundley and AudioEye, Inc. (18)

10.30**	Amendment dated September 17, 2021 to Employee Offer Letter between to Christopher Hundley and AudioEye, Inc. (19)

10.31**	Confidentiality, Proprietary Rights, Non-Competition, and Non-Solicitation Agreement dated March 21, 2021 between Christopher Hundley and AudioEye, Inc. (19)

10.32**	Separation Agreement and Release dated as of April 15, 2022, between AudioEye, Inc. and Christopher Hundley (22)

10.33	Form of Securities Purchase Agreement by and between AudioEye, Inc. and each Purchaser dated August 6, 2018 (6)

10.34	Schedule of Certain Parties to Securities Purchase Agreements and Registration Rights Agreements dated as of August 6, 2018 (7)

10.35

Stock Purchase Agreement dated as of March 9, 2022, by and between AudioEye, Inc., Mark Shapiro, Kim Testa, Garry Harstad, Ken Berquist and Betaspring Fund 100, LLC, and Mark Shapiro, as Sellers’ Representative (20)

10.36**	Form of AudioEye, Inc. Indemnification Agreement (Directors and Executive Officers) (9)

14.1	Code of Business Conduct and Ethics (7)

23.1*	Consent of MaloneBailey LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Constitutes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Form S-1/A, filed with the SEC on January 11, 2013.

(2)	Incorporated by reference to Form S-8, filed with the SEC on August 28, 2013.

(3)	Incorporated by reference to Form S-1/A, filed with the SEC on February 4, 2014.

(4)	Incorporated by reference to Form 10-Q, filed with the SEC on November 7, 2014.

(5)	Incorporated by reference to Form 8-K, filed with the SEC on July 8, 2015.

(6)	Incorporated by reference to Form 8-K, filed with the SEC on August 7, 2018.

(7)	Incorporated by reference to Form 10-K, filed with the SEC on March 27, 2019.

(8)	Incorporated by reference to Form 8-K, filed with the SEC on May 14, 2019.

(9)	Incorporated by reference to Form 8-K, filed with the SEC on December 16, 2019.

(10)	Incorporated by reference to Form 10-K, filed with the SEC on March 30, 2020.

(11)	Incorporated by reference to Form 10-Q, filed with the SEC on August 13, 2020.

(12)	Incorporated by reference to Form 8-K, filed with the SEC on August 24, 2020.

(13)	Incorporated by reference to Form 8-K, filed with the SEC on September 24, 2020.

(14)	Incorporated by reference to Form 10-Q, filed with the SEC on November 13, 2020.

(15)	Incorporated by reference to Form 8-K, filed with the SEC on December 10, 2020.

(16)	Incorporated by reference to Form 8-K, filed with the SEC on March 15, 2021.

(17)	Incorporated by reference to Form 8-K, filed with the SEC on June 23, 2021.

(18)	Incorporated by reference to Form 10-Q, filed with the SEC on August 11, 2021.

(19)	Incorporated by reference to Form 10-Q, filed with the SEC on November 12, 2021.

(20)	Incorporated by reference to Form 8-K, filed with the SEC on March 11, 2022

(21)	Incorporated by reference to Form 8-K, filed with the SEC on April 8, 2022.

(22)	Incorporated by reference to Form 8-K, filed with the SEC on April 15, 2022.

(23)	Incorporated by reference to Form 8-K, filed with the SEC on May 24, 2022.

(24)	Incorporated by reference to Form 10-Q, filed with the SEC on August 9, 2022.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of March, 2023.

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

Signature	Title	Date

/s/ David Moradi	Chief Executive Officer, Director	March 9, 2023
David Moradi	(Principal Executive Officer)

/s/ Kelly Georgevich	Chief Financial Officer	March 9, 2023
Kelly Georgevich	(Principal Financial and Accounting Officer)

/s/ Dr. Carr Bettis	Executive Chairman, Director	March 9, 2023
Dr. Carr Bettis

/s/ Anthony Coelho	Director	March 9, 2023
Anthony Coelho

/s/ Jamil Tahir	Director	March 9, 2023
Jamil Tahir

/s/ Marc Lehmann	Director	March 9, 2023
Marc Lehmann

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDIOEYE, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AudioEye, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AudioEye, Inc (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, statements of stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2011.

Houston, Texas

March 9, 2023

AUDIOEYE, INC.

BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

	December 31,	December 31,
(in thousands, except per share data)	2022	2021
ASSETS
Current assets:
Cash	$6,904	$18,966
Accounts receivable, net of allowance for doubtful accounts of $468 and $157, respectively	5,418	5,311
Deferred costs, short term	49	103
Prepaid expenses and other current assets	595	451
Total current assets	12,966	24,831

Property and equipment, net of accumulated depreciation of $254 and $210, respectively	161	196
Right of use assets	1,154	834
Deferred costs, long term	12	34
Intangible assets, net of accumulated amortization of $5,978 and $5,285, respectively	6,041	2,622
Goodwill	4,001	701
Other	93	95
Total assets	$24,428	$29,313

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,452	$3,542
Finance lease liabilities	38	57
Operating lease liabilities	468	415
Deferred revenue	7,125	7,068
Contingent consideration	979	134
Total current liabilities	11,062	11,216

Long term liabilities:
Finance lease liabilities	7	45
Operating lease liabilities	745	450
Deferred revenue	73	5
Contingent consideration, long term	1,952	—
Total liabilities	13,839	11,716

Stockholders' equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Common stock, $0.00001 par value, 50,000 shares authorized, 11,551 and 11,435 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1	1
Additional paid-in capital	93,070	88,889
Accumulated deficit	(82,482)	(71,293)
Total stockholders' equity	10,589	17,597

Total liabilities and stockholders' equity	$24,428	$29,313

See Notes to Financial Statements

AUDIOEYE, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2022	2021
Revenue	$29,913	$24,503

Cost of revenue	7,219	6,121

Gross profit	22,694	18,382

Operating expenses:
Selling and marketing	13,657	14,621
Research and development	6,085	5,304
General and administrative	13,381	13,970
Total operating expenses	33,123	33,895

Operating loss	(10,429)	(15,513)

Other income (expense):
Gain on loan forgiveness	—	1,316
Interest expense, net	(4)	(12)
Total other income (expense)	(4)	1,304

Net loss	(10,433)	(14,209)

Dividends on Series A Convertible Preferred Stock	—	(69)

Net loss available to common stockholders	$(10,433)	$(14,278)

Net loss per common share-basic and diluted	$(0.91)	$(1.29)

Weighted average common shares outstanding-basic and diluted	11,477	11,040

See Notes to Financial Statements

AUDIOEYE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

TWO YEARS ENDED DECEMBER 31, 2022

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	10,130	$1	90	$1	$64,716	$(57,084)	$7,634
Common stock issued upon exercise of warrants and options on a cashless basis	156	—	—	—	—	—	—
Common stock issued upon exercise of warrants and options on a cash basis	126	—	—	—	644	—	644
Common stock issued upon settlement of restricted stock units	283	—	—	—	—	—	—
Common stock issued upon conversion of preferred stock	279	—	(90)	(1)	1	—	—
Issuance of common stock for services	32	—	—	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(43)	—	—	—	(622)	—	(622)
Issuance of common stock for cash, net of transaction expenses	472	—	—	—	16,534	—	16,534
Stock-based compensation	—	—	—	—	7,616	—	7,616
Net loss	—	—	—	—	—	(14,209)	(14,209)
Balance, December 31, 2021	11,435	$1	—	$—	$88,889	$(71,293)	$17,597
Common stock issued upon settlement of restricted stock units	285	—	—	—	—	—	—
Issuance of common stock for services	43	—	—	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(73)	—	—	—	(385)	—	(385)
Common stock repurchased for retirement	(139)	—	—	—	—	(756)	(756)
Stock-based compensation	—	—	—	—	4,566	—	4,566
Net loss	—	—	—	—	—	(10,433)	(10,433)
Balance, December 31, 2022	11,551	$1	—	$—	$93,070	$(82,482)	$10,589

See Notes to Financial Statements

AUDIOEYE, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,433)	$(14,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,111	1,322
Gain on loan forgiveness	—	(1,316)
Loss on disposal or impairment of long-lived assets	51	22
Stock-based compensation expense	4,566	7,616
Amortization of deferred commissions	113	189
Amortization of right of use assets	556	265
Change in fair value of contingent consideration	346	—
Provision for accounts receivable	356	73
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(26)	(288)
Prepaid expenses and other assets	(151)	(355)
Accounts payable and accruals	(1,045)	1,312
Operating lease liability	(528)	(273)
Deferred revenue	(915)	662
Net cash used in operating activities	(4,999)	(4,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(72)	(82)
Software development costs	(1,160)	(1,425)
Patent costs	(17)	(64)
Payment for acquisition	(4,484)	(53)
Net cash used in investing activities	(5,733)	(1,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering, net of transaction costs	—	16,534
Repurchase of common stock	(756)	—
Settlement of contingent consideration	(132)	—
Proceeds from exercise of options and warrants	—	644
Payments related to settlement of employee stock-based awards	(385)	(622)
Repayments of finance leases	(57)	(81)
Net cash provided (used in) by financing activities	(1,330)	16,475

Net increase (decrease) in cash and cash equivalents	(12,062)	9,871
Cash and cash equivalents-beginning of period	18,966	9,095
Cash and cash equivalents-end of period	$6,904	$18,966

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$4	$8
Income taxes paid	8	7

Non-cash investing and financing activities:
Right-of-use assets and operating lease obligations recognized during the year	876	482
Contingent consideration recorded in connection with acquisition	2,585	134
Equipment acquired from finance leases	—	122

See Notes to Financial Statements

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

AudioEye, Inc. (“we”, “us”, “our”, “AudioEye” or the “Company”) operates in one segment as a provider of patented, Internet content publication and distribution software and related services that enables conversion of digital content into accessible formats and allows for real time distribution to end users on any Internet connected device. The Company’s focus is to create more comprehensive access to Internet, and other media to all people regardless of their device, location, or disabilities.

Our common stock is listed on The Nasdaq Capital Market under the symbol “AEYE” since September 4, 2018. Prior to September 4, 2018, our common stock was listed on the OTCQB and the OTC Bulletin Board since April 15, 2013 under the same symbol.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the financial statements. The Company has a fiscal year ending on December 31.

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

revenue until the performance obligation is deemed to be satisfied. SaaS agreements are generally non-cancelable, although clients typically have the right to terminate their contracts for cause if we fail to perform material obligations.

Our SaaS revenue is comprised of fixed subscription fees from customer accounts on our platform. Our support revenue is comprised of subscription fees for customers which are not on our SaaS platform but receive other customer support services. SaaS and support (also referred to as “subscription”) revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Certain SaaS and support fees are invoiced in advance on an annual, semi-annual, or quarterly basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when the related performance obligations have been satisfied.

Non-subscription revenue consists primarily of PDF remediation, and Website and Mobile App report services, and is recognized upon delivery. Consideration payable under PDF remediation arrangements is based on usage. Consideration payable under Website and Mobile App report services arrangements is based on fixed fees.

The following table presents our revenues disaggregated by sales channel:

	Year ended December 31,
(in thousands)	2022	2021
Partner and Marketplace	$15,972	$13,638
Enterprise	13,941	10,865
Total revenues	$29,913	$24,503

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

The table below summarizes our deferred revenue as of December 31, 2022 and 2021:

	As of December 31,
(in thousands)	2022	2021
Deferred revenue - current	$7,125	$7,068
Deferred revenue - noncurrent	73	5
Total deferred revenue	$7,198	$7,073

In the year ended December 31, 2022 we recognized $6,970,000, or 99%, in revenue from deferred revenue outstanding as of December 31, 2021.

We had one major customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 17% of our revenue in the year ended December 31, 2022, and two major customers which accounted for approximately 20% and 10%, respectively, of our revenue in the fiscal year ended December 31, 2021.

One customer represented 22% of total accounts receivable as of December 31, 2022. Three customers represented 21%, 15% and 10%, respectively, of total accounts receivable as of December 31, 2021.

Deferred Costs (Contract acquisition costs)

We capitalize initial and renewal sales commissions in the period the commission is earned, which generally occurs when a customer contract is obtained, and amortize deferred commission costs on a straight-line basis over the expected period of benefit, which we have deemed to be the contract term. As a practical expedient, we expense sales commissions as incurred when the amortization period of related deferred commission costs would have been one year or less.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The table below summarizes the deferred commission costs as of December 31, 2022 and 2021:

	As of December 31,
(in thousands)	2022	2021
Deferred costs – current	$49	$103
Deferred costs - noncurrent	12	34
Total deferred costs	$61	$137

Amortization expense associated with sales commissions was included in selling and marketing expenses on the statements of operations and totaled $113,000 and $189,000 for the years ended December 31, 2022 and 2021, respectively.

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

Cash and Cash Equivalents

The Company considers cash and any short-term, highly liquid investments with maturities of three months or less as cash and cash equivalents.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the client and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $468,000 and $157,000 at December 31, 2022 and 2021, respectively. The Company believes that its reserve is adequate, however results may differ in future periods. For the years ended December 31, 2022 and 2021, bad debt expense totaled $356,000 and $73,000, respectively.

Property and Equipment

Property and equipment includes office and computer equipment, as well as furniture and fixtures. Property and equipment are carried at the cost of acquisition and depreciated using the straight-line method over their estimated useful lives, which typically is 3 years. Costs associated with repairs and maintenance are expensed as incurred. Upon disposition of property and equipment, the cost and the related accumulated depreciation associated with the disposed asset are removed from the accounts and any gain or loss on disposition is included in the results of operations in the year of disposal.

Total property and equipment acquired by cash and through finance leases totaled $64,000 and zero, respectively, in the year ended December 31, 2022, and $92,000 and $122,000, respectively, in the year ended December 31, 2021. Depreciation expense was $86,000 and $97,000 for the years ended December 31, 2022 and 2021, respectively.

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

Capitalized software costs are included in intangible assets on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which is typically three years. Amortization expense is included in cost of revenue

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

on the statements of operations and totaled $1,201,000 and $845,000 for the years ended December 31, 2022 and 2021, respectively. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Refer to Note 4 – Intangible Assets for additional information regarding our Capitalized Software Development Costs.

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

Once we determine that a potential impairment indicator exists, we perform the test for recoverability by comparing the estimated future undiscounted cash flows associated with the intangible assets with the intangible asset’s carrying amount. Where the carrying value of the intangible asset exceeds the future undiscounted cash flows associated with the intangible assets, it is determined that the value of those intangible assets cannot be recovered. For an intangible asset failing the recoverability test, an impairment charge is recorded for the difference between the carrying value and the estimated fair value. No impairment losses were incurred during the years ended December 31, 2022 and 2021.

Fair Value of Financial Instruments

Fair value is an estimate of the exit price, representing the amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date). Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market participant assumptions in the absence of observable market information. Assets and liabilities required to be measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their value in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The table below provides information on our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value
(in thousands)	Fair Value	Hierarchy
Contingent consideration (1), December 31, 2022	$2,931	Level 3
Contingent consideration (2), December 31, 2021	$134	Level 3
(1)	Contingent consideration is a liability recorded in connection with the acquisition of the Bureau of Internet Accessibility Inc. (“BOIA”) in the first quarter of 2022 (refer to Note 3 – Acquisitions for additional information on the BOIA acquisition). The fair value of the contingent consideration was determined by management with the assistance of an independent third-party valuation specialist using the Monte-Carlo simulation.
(2)	Contingent consideration is a liability recorded in connection with the acquisition of substantially all of the assets of Square ADA LLC (“Square ADA”) in the fourth quarter of 2021(refer to Note 3 – Acquisitions for additional information on the Square ADA acquisition). The fair value of the contingent consideration was determined by management based on the estimated monthly recurring revenue from converted customers as of the sixth month anniversary of the closing date. The liability was fully settled in the second quarter of 2022.

Stock-Based Compensation

The Company periodically issues options, restricted stock units (“RSUs”), and shares of its common stock, as compensation for services received from its employees, directors, and consultants. The fair value of the award is measured on the grant date. The fair value amount is then recognized as expense over the requisite vesting period during which services are required to be provided in exchange for the award. We recognize forfeitures as they occur. Stock-based compensation expense is recorded in the same expense classifications in the statements of operations as if such amounts were paid in cash.

The fair value of options awards is measured on the grant date using a Black-Scholes option pricing model, which includes assumptions that are subjective and are generally derived from external data (such as risk-free rate of interest) and historical data (such as volatility factor, expected term, and forfeiture rates).

We estimate the fair value of restricted stock unit awards with time- or performance-based vesting using the value of our common stock on the grant date. We estimate the fair value of market-based restricted stock unit awards as of the grant date using the Monte Carlo simulation model.

We expense the compensation cost associated with time-based options and RSUs as the restriction period lapses, which is typically a one- to three-year service period with the Company. Compensation expense related to performance-based options and RSUs is recognized on a straight-line basis over the requisite service period, provided that it is probable that performance conditions will be achieved, with probability assessed on a quarterly basis and any changes in expectations recognized as an adjustment to earnings in the period of the change. Compensation cost is not recognized for service- and performance-based awards that do not vest because service or performance conditions are not satisfied, and any previously recognized compensation cost is reversed. Compensation costs related to awards with market conditions are recognized on a straight-line basis over the requisite service period regardless of whether the market condition is satisfied and is not reversed provided that the requisite service period derived from the Monte-Carlo simulation has been completed. If vesting occurs prior to the end of the requisite service period, expense is accelerated and fully recognized through the vesting date.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted EPS is calculated based on the net income (loss) available to common stockholders and the weighted average number of shares of common stock outstanding during the period, adjusted for the effects of all potential dilutive common stock issuances related to options, warrants, and restricted stock. The dilutive effect of our stock-based awards and warrants is computed using the treasury stock method, which assumes all stock-based awards and warrants are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (i.e., the difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. However, when a net loss exists, no potential common stock equivalents are included in the computation of the diluted per-share amount because the computation would result in an anti-dilutive per-share amount.

Potentially dilutive securities outstanding as of December 31, 2022 and 2021, which were excluded from the computation of basic and diluted net loss per share for the years then ended, are as follows:

	December 31,
(in thousands)	2022	2021
Options	156	191
Warrants	—	30
Restricted stock units	1,803	1,033
Total	1,959	1,254

Stock Repurchases

In the second quarter of 2022, the Board of Directors of the Company approved a program to repurchase up to $3 million of its outstanding shares of common stock. In the twelve months ended December 31, 2022, we used $0.8 million of the program in repurchasing shares. As of December 31, 2022, we had $2.24 million remaining for the repurchase of shares. Shares repurchased by the Company are accounted for under the constructive retirement method, in which the shares repurchased are immediately retired. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

NOTE 3 — ACQUISITIONS

Bureau of Internet Accessibility Inc.

On March 9, 2022, we entered into a Stock Purchase Agreement (“Purchase Agreement”) to acquire all the outstanding equity interests of Bureau of Internet Accessibility Inc. (“BOIA”), a Delaware corporation which provides web accessibility services including audits, training, remediation and implementation support. The aggregate consideration for the purchase of BOIA was approximately $7.5 million (at fair value), consisting of $5.1 million cash payment at closing, $0.2 million cash received in the third quarter of 2022 resulting from net working capital adjustments, and an estimated $2.6 million in aggregate contingent consideration to be paid in cash following the one- and two-year anniversary of the closing date. Actual aggregate cash consideration is based on BOIA’s revenues for 2022 and 2023 and may differ from estimated contingent consideration at acquisition.

We accounted for the acquisition of BOIA as business combination in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”). Accordingly, under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

(in thousands)	Balance at March 9, 2022
Assets purchased:
Cash	$398
Accounts receivable	437
Other assets	29
Customer relationships (1)	3,600
Internally-developed software (1)	700
Trade name (1)	50
Goodwill (2)	3,300
Total assets purchased	8,514

Liabilities assumed:
Accounts payable and accrued liabilities	7
Deferred revenue	1,040
Total liabilities assumed	1,047

Net assets acquired	7,467

Consideration:
Cash paid, net of proceeds from working capital adjustment	4,882
Contingent consideration liability (3)	2,585
Total consideration	$7,467

(1)	Acquired intangible assets will be amortized on a straight-line basis over their estimated useful lives of 2 to 7 years. In the twelve months ended December 31, 2022, amortization expense associated with these acquired intangible assets totaled $578,000.
(2)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired.
(3)	The fair value of the contingent consideration liability was determined using the Monte-Carlo simulation. The key assumptions used in the Monte-Carlo simulation were as follows: non-recurring and recurring revenue metrics for the earn-out periods, non-recurring revenue discount rate of 11.5%, recurring revenue discount rate of 10.5%, expected revenue volatility of 24.65%,

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

risk-free rate of 1.58%, buyer specific discount rate of 9.0%, and discount periods of 1.01 year and 2.22 year. The change in the fair value of contingent consideration was $346,000 from the date of BOIA acquisition, March 9, 2022, to the end of the fiscal year, December 31, 2022, and is included in General and administrative in the accompanying Statement of Operations. The balance of contingent consideration is subject to further change in subsequent periods through settlement based on actual and estimated non-recurring and recurring revenues from the BOIA offering relative to certain thresholds, as well as adjustments for discount periods, discount rates, risk-free rate, volatility, and buyer specific discount rate.

In the twelve months ended December 31, 2022, the Company incurred $247,000 of transaction costs related to the acquisition of BOIA, which is included on our Statement of Operations within General and administrative expenses.

Pro Forma Financials

The following unaudited pro forma results of operations for the years ended December 31, 2022 and 2021 assumes BOIA had been acquired on January 1, 2021.

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

	Pro Forma Combined Financials (unaudited)
	Year ended December 31,
(in thousands)	2022	2021
Revenue	$30,576	$27,374
Net loss attributed to common shareholders	(9,688)	(14,105)

For purposes of the pro forma disclosures above, results for the year ended December 31, 2022 exclude $247,000 in acquisition expense and $346,000 in expense related to change in the fair value of contingent consideration.

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 4 — INTANGIBLE ASSETS

Intangible assets as of December 31, 2022 and 2021 consisted of the following:

	December 31,
(in thousands)	2022	2021
Finite-lived assets:
Patents	$3,860	$3,887
Capitalized software development costs	4,324	3,833
Customer relationships	3,785	187
Trade name	50	—
Accumulated amortization	(5,978)	(5,285)
Intangible assets, net	$6,041	$2,622

As of December 31, 2022 and 2021, capitalized cost associated with pending patents totaled $26,000 and 53,000, respectively.

For the year ended December 31, 2022, software development costs capitalized totaled $1,160,000. In addition, we recorded $700,000 in internally-developed software costs in connection with the BOIA acquisition. For the year ended December 31, 2021, software development costs capitalized totaled $1,425,000.

In 2022, we recorded $3,600,000 in customer relationships in connection with the acquisition of BOIA. In 2021, we recorded $187,000 in customer relationships in connection with the acquisition of Square ADA. We amortize our customer relationships on a straight-line basis over the estimated useful lives, which ranges from two to seven years. Refer to Note 3 – Acquisitions for additional information on the BOIA and Square ADA acquisitions. Refer to Note 2 – Significant Accounting Policies for additional information regarding our intangible assets, including specific information on our patents and capitalized software development costs.

The following table summarizes amortization expense associated with intangible assets for the fiscal years ended December 31, 2022 and 2021:

	Year ended December 31,
(in thousands)	2022	2021
Patents	$295	$379
Capitalized software development costs	1,201	845
Customer relationships	509	1
Trade name	20	—
Total amortization expense	$2,025	$1,225

The weighted average remaining useful life of our finite-lived intangible assets (in years) as of December 31, 2022 are as follows:

Weighted average remaining amortization period (in years)
Patents	3.6
Capitalized software development costs	2.2
Customer relationships	6.1
Trade name	1.2

For the years ended December 31, 2022 and 2021, loss on impairment of long-lived assets totaled zero.

NOTE 5 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Finance Leases

The Company has finance leases to purchase computer equipment. The amortization expense of the leased equipment is included in depreciation expense. As of December 31, 2022 and 2021, the Company’s outstanding finance lease obligations totaled $45,000 and $102,000, respectively. The effective interest rate of the finance leases is estimated at 6.0% based on the implicit rate in the lease agreements.

The following summarizes the assets acquired under finance leases included in property and equipment, net of disposals:

	As of December 31,
(in thousands)	2022	2021
Computer equipment	$214	$256
Less: accumulated depreciation	(172)	(156)
Assets acquired under finance leases, net	$42	$100

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

The Company has operating leases for office space in Tucson, Arizona, Marietta, Georgia, and Miami Beach, Florida. The lease for the principal office located in Tucson consists of approximately 627 square feet and ends in October 2024. The lease for the Marietta office, which consists of approximately 6,700 square feet, commenced in June 2019 and expires in August 2024. In the second quarter of 2021, we terminated the lease with a company controlled by our Executive Chairman and closed our Scottsdale, Arizona office.

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

The Company made operating lease payments in the amount of $614,000 and $310,000 during the years ended December 31, 2022 and 2021, respectively.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The following summarizes the total lease liabilities and remaining future minimum lease payments at December 31, 2022 (in thousands):

	Finance	Operating
Year ending December 31,	Leases	Leases	Total
2023	$40	$528	$568
2024	7	362	369
2025	—	219	219
2026	—	225	225
Total minimum lease payments	47	1,334	1,381
Less: present value discount	(2)	(121)	(123)
Total lease liabilities	$45	$1,213	$1,258
Current portion of lease liabilities	$38	$468	$506
Long term portion of lease liabilities	$7	$745	$752

The following summarizes expenses associated with our finance and operating leases for the years ended December 31, 2022 and 2021:

	Year ended December 31,
(in thousands)	2022	2021
Finance lease expenses:
Depreciation expense	$52	$77
Interest on lease liabilities	4	8
Total Finance lease expense	56	85
Operating lease expense	642	304
Short-term lease and related expenses	188	217
Total lease expenses	$886	$606

The following table provides information about the remaining lease terms and discount rates applied as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Weighted average remaining lease term (years)
Operating leases	3.12	2.27
Finance leases	1.17	1.92
Weighted average discount rate (%)
Operating leases	6.00	6.00
Finance leases	6.00	6.00

NOTE 6 — DEBT

As of December 31, 2022, the Company had no debt outstanding.

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

NOTE 7 — REDEMPTION OF SERIES A CONVERTIBLE PREFERRED STOCK

In the second quarter of 2021, all 90,000 shares of the outstanding Series A Convertible Preferred Stock (the “Preferred Stock”) were converted to common stock prior to their authorized redemption date of May 25, 2021. These shares of Preferred Stock were issued at

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

$10 per share, accrued 5% in cumulative annual dividends, and were convertible into the Company’s common stock at a price of $4.385 per share. In connection with the conversion of the 90,000 shares of Preferred Stock in 2021, we issued 279,137 shares of our common stock.  As of December 31, 2022 and 2021, the Company had no shares of Preferred Stock outstanding.

NOTE 8 — RELATED PARTY TRANSACTIONS

Office leases

As discussed in Note 5 – Lease Liabilities and Right of Use Assets, in the fourth quarter of 2021 we assumed two lease agreements for office space in Miami Beach, Florida, from Sero Capital, LLC (“Sero Capital”), a stockholder who owns more than 10% of the outstanding shares of common stock of the Company. The sole member of Sero Capital is David Moradi, a director and the Company’s Chief Executive Officer. Because the office space is predominately used by Mr. Moradi and other key company executives for their work with the Company, the audit committee deemed the assumption of the lease from Sero Capital and the related expense to be appropriately borne by the Company. The audit committee also determined that the material terms of the lease were market and no less favorable than the Company could have received on an arm’s length basis. The lease agreements assigned to the Company expire in May 2024 and provided for aggregate future lease payments totaling $554,000. In connection with the assignment of the leases, in 2021 the Company paid Sero Capital $32,000 for the assignment of its rights to the security deposit.

In the second quarter of 2021, we terminated a lease with a company controlled by our Executive Chairman and closed our Scottsdale, AZ office. For the years ended December 31, 2022 and 2021, rent payments for this office space totaled zero and $24,000, respectively.

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

NOTE 10 — STOCK-BASED COMPENSATION

On December 9, 2020, the 2020 Equity Incentive Plan (the “2020 Plan”) was approved, replacing the 2019 Equity Incentive Plan. The 2020 Plan, as amended on May 20, 2022, provides for the issuance of up to 2,500,000 shares of the Company’s common stock to the Company’s employees, non-employee directors, consultants and advisors. Awards under the 2020 Plan can be granted in the form of stock options, stock appreciation rights, restricted stock, stock units, other stock-based awards and cash incentive awards. Outstanding awards issued under previous equity incentive plans will continue to be governed by their respective terms until exercised, expired or otherwise terminated or canceled, but no further equity awards will be made under those plans.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The following table summarizes the stock-based compensation expense recorded for the years ended December 31, 2022 and 2021:

	Year ended December 31,
(in thousands)	2022	2021
Stock Options	$403	$634
RSUs	3,934	6,509
Unrestricted Shares of Common Stock	229	473
Total	$4,566	$7,616

As of December 31, 2022, the outstanding unrecognized stock-based compensation expense related to options and restricted stock units (“RSUs”) was $334,000 and $5,706,000, respectively, which may be recognized through June 2027, subject to achievement of service, performance, and market conditions. As of December 31, 2022, there was no remaining unamortized stock-based compensation expense related to warrants.

Stock Options

Options granted under our equity incentive plans generally have terms of five years, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant.

The following table summarizes the stock option activity for the years ended December 31, 2022 and 2021:

			Weighted		Intrinsic
		Weighted	Average		Value
	Number of	Average	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2020	516,911	$7.24	2.70	294,894	$9,610,000
Granted	39,186	24.78	4.93
Exercised	(268,836)	3.73
Forfeited/Expired	(95,921)	12.88
Outstanding at December 31, 2021	191,340	$12.94	3.96	83,070	$71,000
Granted	—	—	—
Exercised	—	—
Forfeited/Expired	(35,286)	13.53
Outstanding at December 31, 2022	156,054	$12.81	3.01	108,460	$—
Exercisable as of December 31, 2022	108,460	$10.19	3.03		$—

There were no options granted in 2022. For options granted in 2021, stock-based compensation was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

2021
Expected life	3.25 years
Risk-free interest rate	0.34%
Weighted average volatility factor	100.60%
Dividend yield	—

Restricted Stock Units

We issue RSUs to employees, officers, directors, and consultants of the Company. The restrictions on time-based RSUs generally lapse over a one- to three-year term of continuous service from the date of grant.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The following table summarizes the RSU activity for year ended December 31, 2022:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value	Vested	Unvested
Restricted stock units outstanding as of December 31, 2021	1,033,240	$13.10	340,539	692,701
Granted	1,219,904	3.77
Settled	(285,033)	11.51
Forfeited/Canceled	(165,456)	15.05
Restricted stock units outstanding at December 31, 2022	1,802,655	$6.92	411,668	1,390,987

In the third quarter of 2020, we granted 260,000 RSUs with performance-based and market-based conditions to our Chief Executive Officer (“CEO”). The performance condition for 105,000 of such RSUs is based on the achievement of Monthly Recurring Revenue (“MRR”) targets. For the years ended December 31, 2022 and 2021, we recorded $154,000 and $471,000, respectively, in stock-based compensation expense associated with 55,000 RSUs, the performance target for which achievement during the requisite period was deemed probable. The Company will continue to reassess the probability of achieving the performance conditions in future periods and record the appropriate expense if necessary. The market condition for the remaining 155,000 RSUs in the award is based on the Company’s stock price targets. The Company used a Monte Carlo simulation to determine the grant-date fair value for the market-based RSUs. The weighted-average assumptions used in the Monte-Carlo simulation were as follows: 5- year historical volatility of 136.52%, 5-year risk-free rate of 0.26%, and a performance period of 5 years. For the years ended December 31, 2022 and 2021, we recorded $96,000 and $1,141,000, respectively, in stock-based compensation expense related to these market-based RSUs.

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

In the second quarter of 2022, we granted 400,000 time-based RSUs to our CEO, which will vest over four different dates through August 20, 2025, subject to his continued employment with the Company. For the year ended December 31, 2022, we recorded $331,000 in stock-based compensation expense related to these time-based RSUs.

Warrants

The following table summarizes the warrant activity for the years ended December 31, 2022 and 2021:

			Weighted	Intrinsic
		Weighted	Average	Value
	Number of	Average	Remaining	of
	Warrants	Exercise Price	Term	Warrants
Outstanding at December 31, 2020	81,053	6.25	0.94	1,587,000
Exercised	(38,880)	6.25
Forfeited/Expired	(12,000)	6.25
Outstanding at December 31, 2021	30,173	$6.25	0.71	$23,000
Exercised	—	—
Forfeited/Expired	(30,173)	6.25
Outstanding at December 31, 2022	—	$—	—	$—

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 11 — INCOME TAXES

For the years ended December 31, 2022 and 2021, federal and state income tax expense totaled zero.

The Company has net operating loss carryforwards available to reduce future taxable income. At December 31, 2022, the Company had U.S. federal net operating loss carry forwards of $57,880,000, of which (i) $25,202,000 expire at various dates through fiscal 2038, (ii) $17,477,000 can be carried forward indefinitely under the provisions of the Tax Cuts and Jobs Act (TCJA) and are able to offset 100% of taxable income due to the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), and (iii) $15,201,000 were generated in or after 2021 and can be carried forward indefinitely but will only be able to offset up to 80% of taxable income in any given year. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that the Company will not realize a future tax benefit, a valuation allowance is established.

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carryforwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions, which are deemed to be ownership changes. Accordingly, our net deferred tax asset was zero as of December 31, 2022 and 2021 as the Company established a full valuation allowance of $18,938,000 and $17,319,000, respectively.

Significant components of our deferred tax assets and liabilities as of December 31, 2022 and 2021 consist of the following:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Intangible assets	$—	$295
Bad debt expense	123	41
Accrued compensation expense	36	15
Deferred revenue and costs	223	—
Capitalized research and development costs	1,442	—
Stock-based compensation	2,523	1,789
Interest expense	1	—
Operating lease liability	331	255
State NOL carryforwards	3,085	3,122
Federal NOL carryforwards	12,155	12,299
State tax credit carryforwards	71	—
Federal tax credit carryforwards	57	—
Total Deferred Tax Assets	20,047	17,816
Valuation allowance	(18,938)	(17,319)
Net deferred tax assets	1,109	497
Deferred tax liabilities:
Property and equipment	(141)	(270)
Intangible assets	(665)	—
Deferred revenue and costs	—	(8)
Right of use assets	(303)	(219)
Total deferred tax liabilities	(1,109)	(497)
Net deferred tax asset (liability)	$—	$—

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through December 31, 2018. All material state and local income tax matters have been concluded for years through December 31, 2017. The Company is no longer subject to IRS examination for the tax years ended on or before December 31, 2018; however, carryforward losses that were generated through the tax year ended December 31, 2018 may still be adjusted by the IRS if they are used in a future period. The Company had no reserve for uncertain tax positions as of December 31, 2022 and 2021.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 12 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after December 31, 2022 and based on our evaluation we did not identify any events that would have required recognition or disclosure in these financial statements.