Form 10-Q
period 2023-03-31
AUDIOEYE INC
filed 2023-05-10
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 30, 2023, 11,709,196 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The financial information set forth below with respect to the financial statements as of March 31, 2023 and December 31, 2022 and for the three-month periods ended March 31, 2023 and 2022 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. Certain prior period amounts have been reclassified to conform to current period presentation. The Company presents its unaudited financial statements, notes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2023	2022

ASSETS
Current assets:
Cash	$5,543	$6,904
Accounts receivable, net of allowance for doubtful accounts of $370 and $468, respectively	4,567	5,418
Prepaid expenses and other current assets	637	644
Total current assets	10,747	12,966

Property and equipment, net of accumulated depreciation of $229 and $254, respectively	147	161
Right of use assets	897	1,154
Intangible assets, net of accumulated amortization of $6,481 and $5,978, respectively	6,011	6,041
Goodwill	4,001	4,001
Other	100	105
Total assets	$21,903	$24,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,564	$2,452
Finance lease liabilities	32	38
Operating lease liabilities	479	468
Deferred revenue	6,706	7,125
Contingent consideration	—	979
Total current liabilities	9,781	11,062

Long term liabilities:
Finance lease liabilities	1	7
Operating lease liabilities	621	745
Deferred revenue	50	73
Contingent consideration, long term	2,012	1,952
Total liabilities	12,465	13,839

Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Common stock, $0.00001 par value, 50,000 shares authorized, 11,697 and 11,551 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	93,930	93,070
Accumulated deficit	(84,493)	(82,482)
Total stockholders’ equity	9,438	10,589

Total liabilities and stockholders’ equity	$21,903	$24,428

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
Revenue	$7,772	$6,906

Cost of revenue	1,702	1,710

Gross profit	6,070	5,196

Operating expenses:
Selling and marketing	3,243	3,726
Research and development	1,746	1,529
General and administrative	3,135	3,556
Total operating expenses	8,124	8,811

Operating loss	(2,054)	(3,615)

Other income (expense):
Interest income (expense), net	43	(1)
Total other income (expense)	43	(1)

Net loss	$(2,011)	$(3,616)

Net loss per common share-basic and diluted	$(0.17)	$(0.32)

Weighted average common shares outstanding-basic and diluted	11,637	11,444

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	11,551	$1	$93,070	$(82,482)	$10,589
Common stock issued upon settlement of restricted stock units	192	—	—	—	—
Issuance of common stock for services	10	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(56)	—	(258)	—	(258)
Stock-based compensation	—	—	1,118	—	1,118
Net loss	—	—	—	(2,011)	(2,011)
Balance, March 31, 2023	11,697	$1	$93,930	$(84,493)	$9,438

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	11,435	$1	$88,889	$(71,293)	$17,597
Common stock issued upon settlement of restricted stock units	35	—	—	—	—
Issuance of common stock for services	8	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(4)	—	(25)	—	(25)
Stock-based compensation	—	—	1,145	—	1,145
Net loss	—	—	—	(3,616)	(3,616)
Balance, March 31, 2022	11,474	$1	$90,009	$(74,909)	$15,101

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,011)	$(3,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	526	387
Loss on disposal or impairment of long-lived assets	147	—
Stock-based compensation expense	1,118	1,145
Amortization of deferred commissions	19	36
Amortization of right of use assets	111	136
Change in fair value of contingent consideration	55	—
Provision for accounts receivable	(84)	34
Changes in operating assets and liabilities:
Accounts receivable	935	745
Prepaid expenses and other assets	(7)	(236)
Accounts payable and accruals	43	141
Operating lease liability	(113)	(111)
Deferred revenue	(442)	(609)
Net cash provided by (used in) operating activities	297	(1,948)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(7)	(22)
Software development costs	(473)	(241)
Patent costs	—	(17)
Payment for acquisition, net of cash received	—	(4,734)
Net cash used in investing activities	(480)	(5,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments related to settlement of employee shared-based awards	(258)	(25)
Settlement of contingent consideration	(908)	—
Repayments of finance leases	(12)	(17)
Net cash used in financing activities	(1,178)	(42)

Net decrease in cash	(1,361)	(7,004)
Cash-beginning of period	6,904	18,966
Cash-end of period	$5,543	$11,962

Supplemental disclosures of noncash activities:
Right-of-use assets and operating lease obligations recognized during the period	$—	$876

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of AudioEye, Inc. (“we”, “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), as filed with the SEC on March 9, 2023.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the 2022 Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes to the financial statements contained in the 2022 Form 10-K when reviewing interim financial results.

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

Revenue Recognition

We derive our revenue primarily from the sale of internally developed software by a software-as-a-service (“SaaS”) delivery model, as well as from professional services, through our direct sales force or through third-party resellers. Our SaaS fees include support and maintenance.

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Our SaaS revenue is comprised of fixed subscription fees from customer accounts on our platform related to our software products. Our support revenue is comprised of subscription fees for customers for legal, remediation, and other support services. SaaS and support (also referred to as “subscription”) revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Certain SaaS and support fees are invoiced in advance on an annual, semi-annual, or quarterly basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when the related performance obligations have been satisfied.

Non-subscription revenue consists primarily of PDF remediation, and Website and Mobile App report services, and is recognized upon delivery. Consideration payable under PDF remediation arrangements is based on usage. Consideration payable under Website and Mobile App report services arrangements is based on fixed fees.

The following table presents our revenues disaggregated by sales channel:

	Three months ended March 31,
(in thousands)	2023	2022
Partner and Marketplace	$4,342	$3,812
Enterprise	3,430	3,094
Total revenues	$7,772	$6,906

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

The table below summarizes our deferred revenue as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(in thousands)	2023	2022
Deferred revenue - current	$6,706	$7,125
Deferred revenue - noncurrent	50	73
Total deferred revenue	$6,756	$7,198

In the three-month period ended March 31, 2023, we recognized $3,329,000, or 46%, in revenue from deferred revenue outstanding as of December 31, 2022.

In the three months ended March 31, 2023 and 2022, we had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 16% and 18%, respectively, of our total revenue.

One major customer represented 18% and 22 % of total accounts receivable as of March 31, 2023 and December 31, 2022, respectively.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The table below summarizes the deferred commission costs as of March 31, 2023 and December 31, 2022, which are included in Prepaid expenses and other current assets on our balance sheets:

	March 31,	December 31,
(in thousands)	2023	2022
Deferred costs - current	$36	$49
Deferred costs - noncurrent	6	12
Total deferred costs	$42	$61

Amortization expense associated with sales commissions was included in Selling and marketing expenses on the statements of operations and totaled $19,000 and $36,000 for the three-month periods ended March 31, 2023 and 2022, respectively.

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

Stock-Based Compensation

The Company periodically issues options, restricted stock units (“RSUs”), and shares of its common stock as compensation for services received from its employees, directors, and consultants. The fair value of the award is measured on the grant date. The fair value amount is then recognized as expense over the requisite vesting period during which services are required to be provided in exchange for the award. We recognize forfeitures as they occur. Stock-based compensation expense is recorded in the same expense classifications in the statements of operations as if such amounts were paid in cash.

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We expense the compensation cost associated with time-based options and RSUs as the restriction period lapses, which is typically a one- to three-year service period with the Company. Compensation expense related to performance-based RSUs is recognized on a straight-line basis over the requisite service period, provided that it is probable that performance conditions will be achieved, with probability assessed on a quarterly basis and any changes in expectations recognized as an adjustment to earnings in the period of the change. Compensation cost is not recognized for service- and performance-based awards that do not vest because service or performance conditions are not satisfied, and any previously recognized compensation cost is reversed. Compensation costs related to awards with market conditions are recognized on a straight-line basis over the requisite service period regardless of whether the market condition is satisfied and is not reversed provided that the requisite service period derived from the Monte-Carlo simulation has been completed. If vesting occurs prior to the end of the requisite service period, expense is accelerated and fully recognized through the vesting date.

The following table summarizes the stock-based compensation expense recorded for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022
Options	$77	$107
RSUs	987	988
Unrestricted Shares of Common Stock	54	50
Total	$1,118	$1,145

As of March 31, 2023, the outstanding unrecognized stock-based compensation expense related to options and RSUs was $234,000 and $6,387,000, respectively, which may be recognized through June 2027, subject to achievement of service, performance, and market conditions.

Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted EPS is calculated based on the net income (loss) available to common stockholders and the weighted average number of shares of common stock outstanding during the period, adjusted for the effects of all potential dilutive common stock issuances related to options, warrants and restricted stock units. The dilutive effect of our stock-based awards and warrants is computed using the treasury stock method, which assumes all stock-based awards and warrants are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (i.e., the difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. However, when a net loss exists, no potential common stock equivalents are included in the computation of the diluted per-share amount because the computation would result in an anti-dilutive per-share amount.

Potentially dilutive securities outstanding as of March 31, 2023 and 2022, which were excluded from the computation of basic and diluted net loss per share for the periods then ended, are as follows:

	March 31,
(in thousands)	2023	2022
Options	151	180
Warrants	—	29
Restricted stock units	1,940	1,072
Total	2,091	1,281

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the stock option and RSUs activity for the three months ended March 31, 2023:

	Options	RSUs
Outstanding at December 31, 2022	156,054	1,802,655
Granted	—	344,352
Exercised/Settled	—	(191,879)
Forfeited/Expired	(5,353)	(15,588)
Outstanding at March 31, 2023	150,701	1,939,540
Vested at March 31, 2023	111,454	417,116
Unvested at March 31, 2023	39,247	1,522,424

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 effective January 1, 2023 and determined that the update applied to accounts receivable. The adoption did not have a material effect on our financial statements and did not significantly impact the Company’s accounting policies or estimation methods related to the allowance for doubtful accounts.

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

NOTE 3 — ACQUISITIONS

Bureau of Internet Accessibility Inc.

On March 9, 2022, we entered into a Stock Purchase Agreement (“Purchase Agreement”) to acquire all the outstanding equity interests of Bureau of Internet Accessibility Inc. (“BOIA”), a Delaware corporation which provides web accessibility services including audits, training, remediation and implementation support. The aggregate consideration for the purchase of BOIA was approximately $7.5 million (at fair value), consisting of $5.1 million cash payment at closing, $0.2 million cash received in the third quarter of 2022 resulting from net working capital adjustments, and an estimated $2.6 million in aggregate contingent consideration to be paid in cash following the one- and two-year anniversary of the closing date. Actual aggregate cash consideration is based on BOIA’s revenues for 2022 and 2023 and may differ from estimated contingent consideration at acquisition. In the first quarter of 2023, we made a $974,000 cash payment towards the contingent consideration liability.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 3 — ACQUISITIONS (continued)

We accounted for the acquisition of BOIA as business combination in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”). Accordingly, under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

(in thousands)	Balance at March 9, 2022
Assets purchased:
Cash	$398
Accounts receivable	437
Other assets	29
Client relationships (1)	3,600
Internally developed software (1)	700
Trade name (1)	50
Goodwill (2)	3,300
Total assets purchased	8,514

Liabilities assumed:
Accounts payable and accrued liabilities	7
Deferred revenue	1,040
Total liabilities assumed	1,047

Net assets acquired	7,467

Consideration:
Cash paid, net of proceeds from working capital adjustment	4,882
Contingent consideration liability (3)	2,585
Total consideration	$7,467

(1)

Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives of 2 to 7 years. In the three months ended March 31, 2023 and 2022, we recorded $179,000 and zero, respectively, in amortization expense associated with these acquired intangible assets.

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

For the three months ended March 31, 2023 and 2022, we recorded $55,000 and zero, respectively, in change in the fair value of contingent consideration, which is included in General and administrative in the accompanying Statement of Operations. The balance of contingent consideration represents the estimated fair value of the second anniversary payment as of the reporting period and is subject to further change in subsequent periods through settlement based on actual and estimated non-recurring and recurring revenues from the BOIA offering relative to certain thresholds, as well as adjustments for discount periods, discount rates, risk-free rate, volatility, and buyer specific discount rate.

In the three months ended March 31, 2023 and 2022, the Company incurred zero and $198,000, respectively, of transaction costs related to the acquisition of BOIA, which were included on our Statement of Operations within General and administrative expenses.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company has finance leases to purchase computer equipment. The amortization expense of the leased equipment is included in depreciation expense. As of March 31, 2023 and December 31, 2022, the Company’s outstanding finance lease obligations totaled $33,000 and $45,000, respectively. The effective interest rate of the finance leases is estimated at 6.0% based on the implicit rate in the lease agreements.

The following summarizes the assets acquired under finance leases included in property and equipment, net of disposals:

	March 31,	December 31,
(in thousands)	2023	2022
Computer equipment	$214	$214
Less: accumulated depreciation	(182)	(172)
Assets acquired under finance leases, net	$32	$42

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

The Company has operating leases for office space in Tucson, Arizona, Miami Beach, Florida, and New York, New York. The lease for the principal office located in Tucson consists of 627 square feet and ends in October 2024. The lease for the Miami Beach office consists of 2,739 square feet and will expire in May 2024. The lease for the New York office, which consists of approximately 5,000 square feet, commenced in January 2022 and will expire in December 2026. Upon commencement of the New York lease, we recorded a right-of-use asset and corresponding operating lease liability of $876,000 in the first quarter of 2022.

In the first quarter of 2023, we closed our Marietta, Georgia office. As a result of abandoning the office space prior to its lease expiration in August 2024, we wrote off the associated right-of-use asset in full and recognized a $146,000 loss on impairment, which is included in General and administrative in the accompanying Statement of Operations. As of March 31, 2023, the lease liability related to the Marietta, GA office was $162,000.

In addition, the Company entered into membership agreements to occupy shared office space in Austin, Texas, Portland, Oregon, and Seattle, Washington. Because the membership agreements do not qualify as a lease under ASC 842, we expense the membership fees as they are incurred.

The Company made operating lease payments in the amount of $135,000 and $132,000 during the three months ended March 31, 2023 and 2022, respectively.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS (continued)

The following summarizes the total lease liabilities and remaining future minimum lease payments at March 31, 2023 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total
2023 (9 months remaining)	$27	$397	$424
2024	7	362	369
2025	—	219	219
2026	—	225	225
Total minimum lease payments	34	1,203	1,237
Less: present value discount	(1)	(103)	(104)
Total lease liabilities	33	1,100	1,133
Current portion of lease liabilities	32	479	511
Long term portion of lease liabilities	$1	$621	$622

The following summarizes expenses associated with our finance and operating leases for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022
Finance lease expenses:
Depreciation expense	$10	$15
Interest on lease liabilities	1	1
Total Finance lease expense	11	16
Operating lease expense	133	157
Short-term lease and related expenses	44	40
Total lease expenses	$188	$213

The following table provides information about the remaining lease terms and discount rates applied as of March 31, 2023 and 2022:

	March 31,
	2023	2022
Weighted average remaining lease term (years)
Operating Leases	2.94	3.55
Finance Leases	0.97	1.77
Weighted average discount rate (%)
Operating Leases	6.00	6.00
Finance Leases	6.00	6.00

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

NOTE 6 - SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after March 31, 2023, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these financial statements.

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

Our Annual Report filed on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 9, 2023 provides additional information about our business and operations.

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering ADA and WCAG compliance at scale. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In the first quarter of 2023, we saw continued revenue growth, increases in customer count, and expansion in our product features and capabilites.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on recurring revenue growth in both channels, while still offering our Website and Native Mobile App report services and PDF services. For the three months ended March 31, 2023, total revenue increased by 13% over the prior year comparable period. As of March 31, 2023, Annual Recurring Revenue (“ARR”) was approximately $29.6 million, which represented an increase of 5% year-over-year. Refer to Other Key Operating Metrics below for details on how we calculate ARR.

As of March 31, 2023, AudioEye had approximately 95,000 customers, an increase from 74,000 customers at March 31, 2022. Customer count increased in both the Enterprise and Partner and Marketplace channel during this period.

In the three months ended March 31, 2023, revenue from our Partner and Marketplace grew 14% from prior year comparable period. This channel represented about 59% of ARR at the end of March 2023. In three months ended March 31, 2023, total Enterprise revenue grew by 11% from prior year comparable period. The Enterprise channel represented about 41% of ARR at the end of March 2023.

In the three months ended March 31, 2023 and 2022, we had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 16% and 18%, respectively, of our total revenue.

The Company continued to invest in Research and Development in the first quarter of 2023. Total Research and Development cost, as defined under Research and Development section in the Results of Operations below, was 29% of total revenue in the first quarter of 2023. Total research and development cost increased primarily due to additional investments in engineering and product talent.

While revenue increased 13% in the three months ended March 31, 2023, both Sales and Marketing expense and General and Administrative expense decreased from prior year comparable period. This decrease was mainly driven by efficiencies implemented during the year in these areas and was partially offset by increased costs associated with BOIA and with other expenses.

We provide further commentary on our Results of Operation below.

Results of Operations

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three months ended March 31, 2023 with the three months ended March 31, 2022.

Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Three months ended March 31,		Change
(in thousands)	2023	2022	$	%
Revenue	$7,772	$6,906	$866	13%
Cost of revenue	(1,702)	(1,710)	8	—%
Gross profit	6,070	5,196	874	17%
Operating expenses:
Selling and marketing	3,243	3,726	(483)	(13)%
Research and development	1,746	1,529	217	14%
General and administrative	3,135	3,556	(421)	(12)%
Total operating expenses	8,124	8,811	(687)	(8)%
Operating loss	(2,054)	(3,615)	1,561	(43)%
Other income (expense):
Interest income (expense), net	43	(1)	44	4,400%
Total other income (expense)	43	(1)	44	4,400%
Net loss	$(2,011)	$(3,616)	$1,605	(44)%

Revenue

The following tables present our revenues disaggregated by sales channel:

	Three months ended March 31,		Change
(in thousands)	2023	2022	$	%
Partner and Marketplace	$4,342	$3,812	$530	14%
Enterprise	3,430	3,094	336	11%
Total revenues	$7,772	$6,906	$866	13%

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

For the three months ended March 31, 2023, total revenue increased by 13% over the prior year comparable period. We experienced revenue growth in both of our sales channels. The increase Partner and Marketplace channel revenue was the result of continued expansion with existing partners and execution of new partnerships agreements in the period. The increase in Enterprise channel revenue was driven primarily by contributions from BOIA’s recurring support and non-recurring audit report revenue.

Cost of Revenue and Gross Profit

	Three months ended March 31,		Change
(in thousands)	2023	2022	$	%
Revenue	$7,772	$6,906	$866	13%
Cost of Revenue	(1,702)	(1,710)	8	—%
Gross profit	$6,070	$5,196	$874	17%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the three months ended March 31, 2023, cost of revenue remained consistent with prior year comparable period. The efficiencies achieved from infrastructure platform improvements were offset by increased costs associated with enhancements to our service delivery through investment in customer experience and platform.

For the three months ended March 31, 2023, gross profit increased by 17% over the prior year comparable period. The increase in gross profit was a result of increased revenue without a corresponding increase to cost of revenue.

Selling and Marketing Expenses

	Three months ended March 31,		Change
(in thousands)	2023	2022	$	%
Selling and marketing	$3,243	$3,726	$(483)	(13)%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the three months ended March 31, 2023, selling and marketing expenses decreased by 13% over the prior year comparable period. The decrease in selling and marketing expenses resulted primarily from a reduction in online media and third-party marketing agency expenses, which was partially offset by higher personnel costs associated with an increase in headcount.

Research and Development Expenses

	Three months ended March 31,		Change
(in thousands)	2023	2022	$	%
Research and development expense	$1,746	$1,529	$217	14%
Plus: Capitalized research and development cost	473	241	232	96%
Total research and development cost	$2,219	$1,770	$449	25%

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

For the three months ended March 31, 2023, research and development expenses increased by 14% over the prior year comparable period. This increase was driven by higher personnel cost associated with an increase in headcount. For the three months ended March 31, 2023, capitalized research and development cost increased by 96% over the prior year comparable period. The increase to capitalized research cost was the result of engineering personnel spending more time on product development than in previous comparable period. For the three months ended March 31, 2023, total research and development cost, which includes both R&D expenses and capitalized R&D costs, increased by 25% over the prior year comparable period.

General and Administrative Expenses

	Three months ended March 31,		Change
(in thousands)	2023	2022	$	%
General and administrative	$3,135	$3,556	$(421)	(12)%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, general corporate expenses including legal fees, and occupancy costs.

For the three months ended March 31, 2023, general and administrative expenses decreased by 12% over the prior year comparable period. The decrease in general and administrative expenses was due primarily to lower legal expenses towards non-recurring litigation and was partially offset by costs associated with the BOIA acquisition, including the amortization expense related to acquired intangible assets, and charges from the impairment of right-of-use asset associated with the closing of our office in Marietta, GA.

Interest Income (Expense)

	Three months ended March 31,		Change
(in thousands)	2023	2022	$	%
Interest income (expense), net	$43	$(1)	$44	4,400%

Interest expense for the three months ended March 31, 2022 consists of interest on our finance lease liabilities. Interest income, net for the three months ended March 31, 2023 also included income from investment in money market funds.

Other Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annual recurring fee under each active contract at the date of determination, plus (ii) for our Partner and Marketplace channel, the monthly fee for all active customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are cancelable, which may impact future ARR. ARR excludes revenue from our PDF remediation services business, Website and Mobile App report services business and other miscellaneous non-recurring services. As of March 31, 2023, ARR was $29.6 million, which represents an increase of 5% year-over-year, driven by our Partner and Marketplace channel.

Use of Non-GAAP Financial Measures

From time to time, we review adjusted financial measures that assist us in comparing our operating performance consistently over time, as such measures remove the impact of certain items, as applicable, such as our capital structure (primarily interest charges), items outside the control of the management team (taxes), and expenses that do not relate to our core operations, including significant transaction and litigation-related expenses and other costs that are expected to be non-recurring. In order to provide investors with greater insight and allow for a more comprehensive understanding of the information used in our financial and operational decision-making, the Company has supplemented the Financial Statements presented on a GAAP basis in this Quarterly Report on Form 10-Q with the following non-GAAP financial measures: Non-GAAP earnings (loss) and Non-GAAP earnings (loss) per diluted share.

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

Non-GAAP Earnings (Loss) and Non-GAAP Earnings (Loss) per Diluted Share

We define: (i) Non-GAAP earnings (loss) as net income (loss), plus (less) interest expense (income), plus depreciation and amortization expense, plus stock-based compensation expense, plus non-cash valuation adjustment to contingent consideration, plus certain litigation expense, plus certain acquisition expense, and plus loss on disposal or impairment of long-lived assets; and (ii) Non-GAAP earnings (loss) per diluted share as net income (loss) per diluted common share, plus (less) interest expense (income), plus depreciation and amortization expense, plus stock-based compensation expense, plus non-cash valuation adjustment to contingent consideration, plus certain litigation expense, plus certain acquisition expense, and plus loss on disposal or impairment of long-lived assets, each on a per share basis. Non-GAAP earnings per diluted share would include incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position. However, no incremental shares apply when there is a Non-GAAP loss per diluted share, as is the case for the periods presented in this Quarterly Report on Form 10-Q.

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

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
Non-GAAP Earnings (Loss) Reconciliation
Net loss (GAAP)	$(2,011)	$(3,616)
Non-cash valuation adjustment to contingent consideration	55	—
Interest (income) expense, net	(43)	1
Stock-based compensation expense	1,118	1,145
Acquisition expense (1)	—	198
Litigation expense (2)	155	862
Depreciation and amortization	526	387
Loss on disposal or impairment of long-lived assets	147	—
Non-GAAP loss	$(53)	$(1,023)

Non-GAAP Earnings (Loss) per Diluted Share Reconciliation
Net loss per common share (GAAP) — diluted	$(0.17)	$(0.32)
Non-cash valuation adjustment to contingent consideration	—	—
Interest (income) expense, net	—	—
Stock-based compensation expense	0.10	0.10
Acquisition expense (1)	—	0.02
Litigation expense (2)	0.01	0.08
Depreciation and amortization	0.05	0.03
Loss on disposal or impairment of long-lived assets	0.01	—
Non-GAAP loss per diluted share (3)	$—	$(0.09)
Diluted weighted average shares (GAAP) (4)	11,637	11,444

(1)	Represents legal and accounting fees associated with the BOIA acquisition.
(2)	Represents legal expenses related primarily to non-recurring litigation pursued by the Company.
(3)	Non-GAAP earnings per adjusted diluted share for our common stock is computed using the treasury stock method.
(4)	The number of diluted weighted average shares used for this calculation is the same as the weighted average common shares outstanding share count when the Company reports a GAAP and non-GAAP net loss.

Liquidity and Capital Resources

Working Capital

As of March 31, 2023, we had $5,543,000 in cash and working capital of $966,000. The decrease in working capital in the three months ended March 31, 2023 was primarily due to the $974,000 payment towards our contingent consideration in connection with the acquisition of BOIA.

On February 11, 2021, we entered into an At The Market (“ATM”) Sales Agreement with B. Riley Securities, Inc. (“Agent”), under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock to or through the Agent as its sales agent, having an aggregate offering price of up to $30 million. In 2021, the Company issued 471,970 shares of its common stock under the ATM offering and raised $16,534,000, net of transaction expenses. No shares of common stock were sold under the ATM offering in 2022 or 2023.

As of March 31, 2023, we had $2.0 million in estimated noncurrent contingent consideration liabilities recognized in connection with the acquisition of BOIA. We have no debt obligations or off-balance sheet arrangements, and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

(in thousands)	March 31, 2023	December 31, 2022
Current assets	$10,747	$12,966
Current liabilities	(9,781)	(11,062)
Working capital	$966	$1,904

Cash Flows

	Three months ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$297	$(1,948)
Net cash used in investing activities	(480)	(5,014)
Net cash used in financing activities	(1,178)	(42)
Net decrease in cash	$(1,361)	$(7,004)

For the three months ended March 31, 2023, in relation to the prior year comparable period, cash used in operating activities decreased primarily due lower patent litigation costs and a reduction in sales and marketing costs, primarily driven by lower digital, consulting and third-party costs.

For the three months ended March 31, 2023, in relation to the prior year comparable period, cash used in investing activities decreased primarily due to the acquisition of BOIA, for which we paid $4.5 million in the first quarter of 2022, net of cash acquired.

For the three months ended March 31, 2023, in relation to the prior year comparable period, cash used in financing activities increased due to a $974,000 payment towards our contingent consideration in connection with the acquisition of BOIA, which became due in the first quarter of 2023.

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

Our critical accounting estimates, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, relate to stock-based compensation and goodwill, intangible assets and contingent consideration recognized in connection with a business combination. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2023, there were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), which could materially affect our business, financial condition and results of operations. The risks described in our 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2023:

				Maximum Number
			Total Number of	of Shares (or
			Shares Purchased	Approximate Dollar Value)
			as Part of Publicly	that May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	under the Plans or
	Shares Purchased	Paid per Share	Programs	Programs (2)
January 1 - January 31:
Employee transactions (1)	34,606	$3.91	—	$—
Share repurchase program (2)	—	—	—	2,244,000
February 1 - February 28:
Employee transactions (1)	1,870	6.91	—	—
Share repurchase program (2)	—	—	—	2,244,000
March 1 - March 31:
Employee transactions (1)	19,352	5.68	—	—
Share repurchase program (2)	—	—	—	2,244,000
Total:
Employee transactions (1)	55,828	$4.62	—	$—
Share repurchase program (2)	—	$—	—	$2,244,000

(1)	Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement restricted stock units or the issuance of unrestricted shares of common stock.
(2)	In June 2022, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $3 million of our common stock through June 30, 2024. The stock repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any dollar amount or particular number of shares of stock. Shares repurchased under the program are subsequently retired. There were no share repurchases during the quarter. As of March 31, 2023, we had $2.24 million remaining for the repurchase of shares.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of August 8, 2022 (1)

3.5	By-Laws of AudioEye, Inc. (as amended as of March 24, 2023) (2)

10.1	Second Amendment to Executive Employment Agreement by and between AudioEye, Inc. and Carr Bettis, dated March 25, 2023 (2)

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

*	Filed herewith.

(1)Incorporated by reference to Form 10-Q, filed with the SEC on August 9, 2022.

(2)Incorporated by reference to Form 8-K, filed with the SEC on March 24, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	May 10, 2023	By:	/s/ David Moradi
David Moradi
Principal Executive Officer

Date:	May 10, 2023	By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Financial Officer