Form 10-Q
period 2023-06-30
AUDIOEYE INC
filed 2023-08-10
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, 11,806,304 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The financial information set forth below with respect to the financial statements as of June 30, 2023 and December 31, 2022 and for the three- and six-month periods ended June 30, 2023 and 2022 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three- and six-month periods ended June 30, 2023 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. Certain prior period amounts have been reclassified to conform to current period presentation. The Company presents its unaudited financial statements, notes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2023	2022

ASSETS
Current assets:
Cash	$4,317	$6,904
Accounts receivable, net of allowance for doubtful accounts of $435 and $468, respectively	4,680	5,418
Prepaid expenses and other current assets	531	644
Total current assets	9,528	12,966

Property and equipment, net of accumulated depreciation of $251 and $254, respectively	216	161
Right of use assets	770	1,154
Intangible assets, net of accumulated amortization of $7,036 and $5,978, respectively	5,982	6,041
Goodwill	4,001	4,001
Other	102	105
Total assets	$20,599	$24,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,480	$2,452
Finance lease liabilities	23	38
Operating lease liabilities	415	468
Deferred revenue	6,610	7,125
Contingent consideration	2,171	979
Total current liabilities	11,699	11,062

Long term liabilities:
Finance lease liabilities	—	7
Operating lease liabilities	527	745
Deferred revenue	29	73
Contingent consideration, long term	—	1,952
Total liabilities	12,255	13,839

Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Common stock, $0.00001 par value, 50,000 shares authorized, 11,797 and 11,551 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	94,809	93,070
Accumulated deficit	(86,466)	(82,482)
Total stockholders’ equity	8,344	10,589

Total liabilities and stockholders’ equity	$20,599	$24,428

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$7,836	$7,569	$15,608	$14,475

Cost of revenue	1,787	1,841	3,489	3,551

Gross profit	6,049	5,728	12,119	10,924

Operating expenses:
Selling and marketing	3,253	3,425	6,496	7,151
Research and development	2,033	1,406	3,779	2,935
General and administrative	2,791	3,505	5,926	7,061
Total operating expenses	8,077	8,336	16,201	17,147

Operating loss	(2,028)	(2,608)	(4,082)	(6,223)

Interest income (expense), net	55	(2)	98	(3)

Net loss	(1,973)	(2,610)	(3,984)	(6,226)

Net loss per common share-basic and diluted	$(0.17)	$(0.23)	$(0.34)	$(0.54)

Weighted average common shares outstanding-basic and diluted	11,738	11,489	11,688	11,467

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	11,551	$1	$93,070	$(82,482)	$10,589
Common stock issued upon settlement of restricted stock units	192	—	—	—	—
Issuance of common stock for services	10	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(56)	—	(258)	—	(258)
Stock-based compensation	—	—	1,118	—	1,118
Net loss	—	—	—	(2,011)	(2,011)
Balance, March 31, 2023	11,697	$1	$93,930	$(84,493)	$9,438
Common stock issued upon settlement of restricted stock units	108	—	—	—	—
Issuance of common stock for services	14	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	9	—	36	—	36
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(31)	—	(188)	—	(188)
Stock-based compensation	—	—	1,031	—	1,031
Net loss	—	—	—	(1,973)	(1,973)
Balance, June 30, 2023	11,797	$1	$94,809	$(86,466)	$8,344

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	11,435	$1	$88,889	$(71,293)	$17,597
Common stock issued upon settlement of restricted stock units	35	—	—	—	—
Issuance of common stock for services	8	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(4)	—	(25)	—	(25)
Stock-based compensation	—	—	1,145	—	1,145
Net loss	—	—	—	(3,616)	(3,616)
Balance, March 31, 2022	11,474	$1	$90,009	$(74,909)	$15,101
Common stock issued upon settlement of restricted stock units	103	—	—	—	—
Issuance of common stock for services	11	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(28)	—	(133)	—	(133)
Common stock repurchased for retirement	(79)	—	—	(410)	(410)
Stock-based compensation	—	—	1,041	—	1,041
Net loss	—	—	—	(2,610)	(2,610)
Balance, June 30, 2022	11,481	1	90,917	(77,929)	12,989

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,984)	$(6,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,103	1,009
Loss on disposal or impairment of long-lived assets	147	7
Stock-based compensation expense	2,149	2,186
Amortization of deferred commissions	36	65
Amortization of right of use assets	199	278
Change in fair value of contingent consideration	214	158
Provision for accounts receivable	(1)	111
Changes in operating assets and liabilities:
Accounts receivable	739	489
Prepaid expenses and other assets	119	(223)
Accounts payable and accruals	(82)	(244)
Operating lease liability	(271)	(246)
Deferred revenue	(559)	(1,010)
Net cash used in operating activities	(191)	(3,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(57)	(22)
Software development costs	(999)	(565)
Patent costs	—	(17)
Payment for acquisition, net of cash received	—	(4,734)
Net cash used in investing activities	(1,056)	(5,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	36	—
Payments related to settlement of employee shared-based awards	(446)	(158)
Settlement of contingent consideration	(908)	(132)
Repurchase of common stock	—	(410)
Repayments of finance leases	(22)	(31)
Net cash used in financing activities	(1,340)	(731)

Net decrease in cash	(2,587)	(9,715)
Cash-beginning of period	6,904	18,966
Cash-end of period	$4,317	$9,251

Supplemental disclosures of noncash activities:
Right-of-use assets and operating lease obligations recognized during the period	$—	$876

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

June 30, 2023

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

Non-subscription revenue consists primarily of PDF remediation, and one-time Website and Mobile App report services, and is recognized upon delivery. Consideration payable under PDF remediation arrangements is based on usage. Consideration payable under one-time Website and Mobile App report services arrangements is based on fixed fees.

The following table presents our revenues disaggregated by sales channel:

	Six months ended June 30,
(in thousands)	2023	2022
Partner and Marketplace	$8,760	$7,724
Enterprise	6,848	6,751
Total revenues	$15,608	$14,475

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

The table below summarizes our deferred revenue as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(in thousands)	2023	2022
Deferred revenue — current	$6,610	$7,125
Deferred revenue — noncurrent	29	73
Total deferred revenue	$6,639	$7,198

In the six-month period ended June 30, 2023, we recognized $5,554,000, or 77%, in revenue from deferred revenue outstanding as of December 31, 2022.

In the three and six months ended June 30, 2023, we had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 16% of our total revenue. In the three and six months ended June 30, 2022, we had one customer which accounted for approximately 17% and 18%, respectively, of our total revenue.

One major customer represented 17% and 22 % of total accounts receivable as of June 30, 2023 and December 31, 2022, respectively.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

The table below summarizes the deferred commission costs as of June 30, 2023 and December 31, 2022, which are included in Prepaid expenses and other current assets on our balance sheets:

	June 30,	December 31,
(in thousands)	2023	2022
Deferred costs — current	$36	$49
Deferred costs — noncurrent	8	12
Total deferred costs	$44	$61

Amortization expense associated with sales commissions was included in Selling and marketing expenses on the statements of operations and totaled $17,000 and $36,000 for the three- and six-month periods ended June 30, 2023, respectively, and $29,000 and $65,000 for the three- and six-month periods ended June 30, 2022, respectively.

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

Employee Stock Purchase Plan

In May 2022, the stockholders of the Company approved the Company’s Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of up to 500,000 shares of common stock. Eligible employees may elect to have a percentage of eligible compensation withheld to purchase shares of our common stock at the end of each purchase period. The Company expects each purchase period to be the six month periods ending on June 30 or December 31 of each calendar year. The purchase price per share is expected to equal 85% of the fair market value of our common stock on the last trading day of the purchase period. Under the ESPP, a participant may not be granted rights to purchase more than $25,000 worth of common stock for each calendar year and no participant may purchase more than 1,500 shares of our common stock (or such other number as the Compensation Committee may designate) on any one purchase date. As of June 30, 2023, 8,630 shares had been issued under the ESPP and 491,370 shares remained available under the plan.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table summarizes the stock-based compensation expense recorded for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Options	$39	$103	$116	$210
RSUs	900	889	1,887	1,877
Unrestricted shares of common stock	86	49	140	99
Employee stock purchase plan	6	—	6	—
Total	$1,031	$1,041	$2,149	$2,186

As of June 30, 2023, the outstanding unrecognized stock-based compensation expense related to options and RSUs was $58,000 and $5,990,000, respectively, which may be recognized through June 2027, subject to achievement of service, performance, and market conditions.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Potentially dilutive securities outstanding as of June 30, 2023 and 2022, which were excluded from the computation of basic and diluted net loss per share for the periods then ended, are as follows:

	June 30,
(in thousands)	2023	2022
Options	134	174
Warrants	—	29
Restricted stock units	1,903	1,878
Total	2,037	2,081

The following table summarizes the stock option and RSUs activity for the six months ended June 30, 2023:

	Options	RSUs
Outstanding at December 31, 2022	156,054	1,802,655
Granted	—	437,703
Exercised/Settled	—	(300,022)
Forfeited/Expired	(22,320)	(37,024)
Outstanding at June 30, 2023	133,734	1,903,312
Vested at June 30, 2023	123,686	477,688
Unvested at June 30, 2023	10,048	1,425,624

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 effective January 1, 2023 and determined that the update applied to accounts receivable. The adoption did not have a material effect on our financial statements and did not significantly impact the Company’s accounting policies or estimation methods related to the allowance for doubtful accounts.

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

(1)

Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives of 2 to 7 years. In the six months ended June 30, 2023 and 2022, we recorded $357,000 and $221,000, respectively, in amortization expense associated with these acquired intangible assets.

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 3 — ACQUISITIONS (continued)

For the six months ended June 30, 2023 and 2022, we recorded $214,000 and $158,000, respectively, in change in the fair value of contingent consideration, which is included in General and administrative in the accompanying Statement of Operations. The balance of contingent consideration represents the estimated fair value of the second anniversary payment as of the reporting period and is subject to further change in subsequent periods through settlement based on actual and estimated non-recurring and recurring revenues from the BOIA offering relative to certain thresholds, as well as adjustments for discount periods, discount rates, risk-free rate, volatility, and buyer specific discount rate.

In the six months ended June 30, 2023 and 2022, the Company incurred zero and $240,000, respectively, of transaction costs related to the acquisition of BOIA, which were included on our Statement of Operations within General and administrative expenses.

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company has finance leases to purchase computer equipment. The amortization expense of the leased equipment is included in depreciation expense. As of June 30, 2023 and December 31, 2022, the Company’s outstanding finance lease obligations totaled $23,000 and $45,000, respectively. The effective interest rate of the finance leases is estimated at 6.0% based on the implicit rate in the lease agreements.

The following summarizes the assets acquired under finance leases included in property and equipment, net of disposals:

	June 30,	December 31,
(in thousands)	2023	2022
Computer equipment	$214	$214
Less: accumulated depreciation	(192)	(172)
Assets acquired under finance leases, net	$22	$42

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

The Company has operating leases for office space in Tucson, Arizona, New York, New York, and Miami Beach, Florida. The lease for the principal office located in Tucson consists of 627 square feet and ends in October 2024. The lease for the New York office, which consists of approximately 5,000 square feet, commenced in January 2022 and will expire in December 2026. Upon commencement of the New York lease, we recorded a right-of-use asset and corresponding operating lease liability of $876,000 in the first quarter of 2022.

In the second quarter of 2023, we terminated one of the leases for the Miami Beach office, reducing the leased space to approximately 2,000 square feet. The remaining lease will expire in May 2024. In connection with the early termination of this lease, the right-of-use asset and lease liability were reduced by $38,000 and $40,000, respectively.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS (continued)

In the first quarter of 2023, we closed our Marietta, Georgia office. As a result of abandoning the office space prior to its lease expiration in August 2024, we wrote off the associated right-of-use asset in full and recognized a $146,000 loss on impairment, which is included in General and administrative in the accompanying Statement of Operations. As of June 30, 2023, the lease liability related to the Marietta, GA office was $135,000.

In addition, the Company entered into membership agreements to occupy shared office space in Lehi, Utah, Portland, Oregon, and Seattle, Washington. Because the membership agreements do not qualify as a lease under ASC 842, we expense the membership fees as they are incurred.

The Company made operating lease payments in the amount of $271,000 and $291,000 during the six months ended June 30, 2023 and 2022, respectively.

The following summarizes the total lease liabilities and remaining future minimum lease payments at June 30, 2023 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total
2023 (6 months remaining)	$17	$241	$258
2024	7	345	352
2025	—	219	219
2026	—	225	225
Total minimum lease payments	24	1,030	1,054
Less: present value discount	(1)	(88)	(89)
Total lease liabilities	23	942	965
Current portion of lease liabilities	23	415	438
Long term portion of lease liabilities	$—	$527	$527

The following summarizes expenses associated with our finance and operating leases for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
(in thousands)	2023	2022
Finance lease expenses:
Depreciation expense	$20	$29
Interest on lease liabilities	1	2
Total Finance lease expense	21	31
Operating lease expense	266	323
Short-term lease and related expenses	117	79
Total lease expenses	$404	$433

The following table provides information about the remaining lease terms and discount rates applied as of June 30, 2023 and 2022:

	June 30,
	2023	2022
Weighted average remaining lease term (years)
Operating Leases	2.84	3.40
Finance Leases	0.78	1.57
Weighted average discount rate (%)
Operating Leases	6.00	6.00
Finance Leases	6.00	6.00

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

The Company occupies shared office space in Lehi, UT, and Seattle, WA under membership agreements which end in May 2025 and January 2025, respectively. Fees due under these membership agreements are based on the number of contracted seats and the use of optional office services. The Company has the option to convert the membership agreement for the Lehi office to a month-to-month arrangement beginning October 1, 2023. As of June 30, 2023, minimum fees due under these shared office arrangements totaled $303,000.

Litigation

We may become involved in various routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

NOTE 6 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after June 30, 2023, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these financial statements.

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

AudioEye Solutions

At its core, AudioEye’s offering provides an always-on testing, remediation, and monitoring solution that continually improves conformance with WCAG. This in turn helps businesses and organizations comply with WCAG standards as well as applicable U.S. and foreign accessibility laws. Our technology is capable of immediately identifying and fixing most of the common accessibility errors and addresses a wide range of disabilities including dyslexia, color blindness, epilepsy and more. AudioEye also offers additional solutions to provide for enhanced compliance and accessibility, including periodic manual auditing, manual remediations and legal support services. Our solutions may be purchased through a subscription service on a month-to-month basis or with one or multi-year terms. We also offer PDF remediation services and Website and Native Mobile App reports to help our customers with their digital accessibility needs.

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

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering ADA and WCAG compliance at scale. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In the second quarter of 2023, we saw continued revenue growth, increases in customer count, and expansion in our product features and capabilites.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on recurring revenue growth in both channels, while still offering our Website and Native Mobile App report services and PDF services. For the six months ended June 30, 2023, total revenue increased by 8% over the prior year comparable period. As of June 30, 2023, Annual Recurring Revenue (“ARR”) was approximately $29.7 million, which represented an increase of 4% year-over-year. Refer to Other Key Operating Metrics below for details on how we calculate ARR.

As of June 30, 2023, AudioEye had approximately 104,000 customers, a 37% increase from 76,000 customers at June 30, 2022. Customer count increased in both the Enterprise and Partner and Marketplace channel during this period.

In the six months ended June 30, 2023, revenue from our Partner and Marketplace grew 13% from prior year comparable period. This channel represented about 60% of ARR at the end of June 2023. In six months ended June 30, 2023, total Enterprise revenue grew by 1% from prior year comparable period. The Enterprise channel represented about 40% of ARR at the end of June 2023.

In the three and six months ended June 30, 2023, we had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 16% of our total revenue. In the three and six months ended June 30, 2022, we had one customer which accounted for approximately 17% and 18%, respectively, of our total revenue.

The Company continued to invest in Research and Development in the second quarter of 2023. Total Research and Development cost, as defined under Research and Development section in the Results of Operations below, was 33% of total revenue in the second quarter of 2023. Total research and development cost increased primarily due to additional investments in engineering and product talent.

While revenue increased 8% in the six months ended June 30, 2023, Cost of Revenue, Sales and Marketing expense and General and Administrative expense decreased from prior year comparable period. This decrease was mainly driven by efficiencies implemented during the year in these areas and was partially offset by increased costs associated with BOIA and with other expenses.

We provide further commentary on our Results of Operation below.

Results of Operations

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three and six months ended June 30, 2023 with the three and six months ended June 30, 2022.

Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Three months ended June 30,		Change
(in thousands)	2023	2022	$	%
Revenue	$7,836	$7,569	$267	4%
Cost of revenue	(1,787)	(1,841)	54	(3)%
Gross profit	6,049	5,728	321	6%
Operating expenses:
Selling and marketing	3,253	3,425	(172)	(5)%
Research and development	2,033	1,406	627	45%
General and administrative	2,791	3,505	(714)	(20)%
Total operating expenses	8,077	8,336	(259)	(3)%
Operating loss	(2,028)	(2,608)	580	(22)%
Interest income (expense), net	55	(2)	57	(2,850)%
Net loss	$(1,973)	$(2,610)	$637	(24)%

	Six months ended June 30,		Change
(in thousands)	2023	2022	$	%
Revenue	$15,608	$14,475	$1,133	8%
Cost of revenue	(3,489)	(3,551)	62	(2)%
Gross profit	12,119	10,924	1,195	11%
Operating expenses:
Selling and marketing	6,496	7,151	(655)	(9)%
Research and development	3,779	2,935	844	29%
General and administrative	5,926	7,061	(1,135)	(16)%
Total operating expenses	16,201	17,147	(946)	(6)%
Operating loss	(4,082)	(6,223)	2,141	(34)%
Interest income (expense), net	98	(3)	101	(3,367)%
Net loss	$(3,984)	$(6,226)	$2,242	(36)%

Revenue

The following tables present our revenues disaggregated by sales channel:

	Three months ended June 30,		Change
(in thousands)	2023	2022	$	%
Partner and Marketplace	$4,417	$3,912	$505	13%
Enterprise	3,419	3,657	(238)	(7)%
Total revenues	$7,836	$7,569	$267	4%

	Six months ended June 30,		Change
(in thousands)	2023	2022	$	%
Partner and Marketplace	$8,760	$7,724	$1,036	13%
Enterprise	6,848	6,751	97	1%
Total revenues	$15,608	$14,475	$1,133	8%

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

For the three and six months ended June 30, 2023, total revenue increased by 4% and 8%, respectively, over the prior year comparable periods. The increase Partner and Marketplace channel revenue was the result of continued expansion with existing partners and execution of new partnerships agreements in the period. The decrease in Enterprise channel revenue for the three months ended June 30, 2023 was driven primarily by the reduction in revenue from one large customer. For the six months ended June 30, 2023, Enterprise channel revenue grew by 1% over the prior year comparable period.

Cost of Revenue and Gross Profit

	Three months ended June 30,		Change
(in thousands)	2023	2022	$	%
Revenue	$7,836	$7,569	$267	4%
Cost of Revenue	(1,787)	(1,841)	54	(3)%
Gross profit	$6,049	$5,728	$321	6%

	Six months ended June 30,		Change
(in thousands)	2023	2022	$	%
Revenue	$15,608	$14,475	$1,133	8%
Cost of Revenue	(3,489)	(3,551)	62	(2)%
Gross profit	$12,119	$10,924	$1,195	11%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the three and six months ended June 30, 2023, cost of revenue decreased by 3% and 2%, respectively, over the prior year comparable periods as revenue continued to increase. This decrease was primarily related to efficiencies achieved from infrastructure platform improvements.

For the three and six months ended June 30, 2023, gross profit increased by 6% and 11%, respectively, over the prior year comparable periods. The increase in gross profit was a result of increased revenue with a corresponding decrease to cost of revenue.

Selling and Marketing Expenses

	Three months ended June 30,		Change
(in thousands)	2023	2022	$	%
Selling and marketing	$3,253	$3,425	$(172)	(5)%

	Six months ended June 30,		Change
(in thousands)	2023	2022	$	%
Selling and marketing	$6,496	$7,151	$(655)	(9)%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the three and six months ended June 30, 2023, selling and marketing expenses decreased by 5% and 9%, respectively, over the prior year comparable periods. The decrease in selling and marketing expenses resulted primarily from a reduction in online media and third-party marketing expenses, which was partially offset by higher personnel costs associated with investment in talent.

Research and Development Expenses

	Three months ended June 30,		Change
(in thousands)	2023	2022	$	%
Research and development expense	$2,033	$1,406	$627	45%
Plus: Capitalized research and development cost	526	324	202	62%
Total research and development cost	$2,559	$1,730	$829	48%

	Six months ended June 30,		Change
(in thousands)	2023	2022	$	%
Research and development expense	$3,779	$2,935	$844	29%
Plus: Capitalized research and development cost	999	565	434	77%
Total research and development cost	$4,778	$3,500	$1,278	37%

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

For the three and six months ended June 30, 2023, research and development expenses increased by 45% and 29%, respectively, over the prior year comparable periods. This increase was driven by higher personnel cost associated with increased investment in our platform. For the three and six months ended June 30, 2023, capitalized research and development cost increased by 62% and 77%, respectively, over the prior year comparable periods. The increase to capitalized research cost was the result of engineering personnel spending more time on product development than in previous comparable periods. For the three and six months ended June 30, 2023, total research and development cost, which includes both R&D expenses and capitalized R&D costs, increased by 48% and 37%, respectively, over the prior year comparable periods.

General and Administrative Expenses

	Three months ended June 30,		Change
(in thousands)	2023	2022	$	%
General and administrative	$2,791	$3,505	$(714)	(20)%

	Six months ended June 30,		Change
(in thousands)	2023	2022	$	%
General and administrative	$5,926	$7,061	$(1,135)	(16)%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, general corporate expenses including legal fees, and occupancy costs.

For the three and six months ended June 30, 2023, general and administrative expenses decreased by 20% and 16%, respectively, over the prior year comparable periods. The decrease in general and administrative expenses was due primarily to lower legal expenses towards non-recurring litigation and lower costs associated with the BOIA acquisition.

Interest Income (Expense)

	Three months ended June 30,		Change
(in thousands)	2023	2022	$	%
Interest income (expense), net	$55	$(2)	$57	(2,850)%

	Six months ended June 30,		Change
(in thousands)	2023	2022	$	%
Interest income (expense), net	$98	$(3)	$101	(3,367)%

Interest expense for the three and six months ended June 30, 2022 consists of interest on our finance lease liabilities. Interest income, net for the three and six months ended June 30, 2023 also included income from investment in money market funds.

Other Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annual recurring fee under each active contract at the date of determination, plus (ii) for our Partner and Marketplace channel, the monthly fee for all active customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are cancelable, which may impact future ARR. ARR excludes revenue from our PDF remediation services business, one-time Website and Mobile App report services business and other miscellaneous non-recurring services. As of June 30, 2023, ARR was $29.7 million, which represents an increase of 4% year-over-year, driven by our Partner and Marketplace channel.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Non-GAAP Earnings (Loss) Reconciliation
Net loss (GAAP)	$(1,973)	$(2,610)	$(3,984)	$(6,226)
Non-cash valuation adjustment to contingent consideration	159	158	214	158
Interest (income) expense, net	(55)	2	(98)	3
Stock-based compensation expense	1,031	1,041	2,149	2,186
Acquisition expense (1)	—	42	—	240
Litigation expense (2)	39	499	194	1,361
Depreciation and amortization	577	622	1,103	1,009
Loss on disposal or impairment of long-lived assets	—	7	147	7
Non-GAAP loss	$(222)	$(239)	$(275)	$(1,262)

Non-GAAP Earnings (Loss) per Diluted Share Reconciliation
Net loss per common share (GAAP) — diluted	$(0.17)	$(0.23)	$(0.34)	$(0.54)
Non-cash valuation adjustment to contingent consideration	0.01	0.01	0.02	0.01
Interest (income) expense, net	—	—	(0.01)	—
Stock-based compensation expense	0.09	0.09	0.18	0.19
Acquisition expense (1)	—	—	—	0.02
Litigation expense (2)	—	0.04	0.02	0.12
Depreciation and amortization	0.05	0.05	0.09	0.09
Loss on disposal or impairment of long-lived assets	—	—	0.01	—
Non-GAAP loss per diluted share (3)	$(0.02)	$(0.02)	$(0.02)	$(0.11)
Diluted weighted average shares (4)	11,738	11,489	11,688	11,467

(1)	Represents legal and accounting fees associated with the BOIA acquisition.
(2)	Represents legal expenses related primarily to non-recurring litigation pursued by the Company.
(3)	Non-GAAP earnings per adjusted diluted share for our common stock is computed using the treasury stock method.
(4)	The number of diluted weighted average shares used for this calculation is the same as the weighted average common shares outstanding share count when the Company reports a GAAP and non-GAAP net loss.

Liquidity and Capital Resources

Working Capital

As of June 30, 2023, we had $4,317,000 in cash and working capital of $(2,171,000). The decrease in working capital in the six months ended June 30, 2023 was primarily due to investments in our internally-developed platform and the increase in current liability associated with the contingent consideration relating to a potential BOIA earn-out, which was previous classified as a noncurrent liability. As of June 30, 2023, we had $2.2 million in contingent consideration classified as current liability as it is expected to be paid in the second quarter of 2024.

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

(in thousands)	June 30, 2023	December 31, 2022
Current assets	$9,528	$12,966
Current liabilities	(11,699)	(11,062)
Working capital	$(2,171)	$1,904

Cash Flows

	Six months ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(191)	$(3,646)
Net cash used in investing activities	(1,056)	(5,338)
Net cash used in financing activities	(1,340)	(731)
Net decrease in cash	$(2,587)	$(9,715)

For the six months ended June 30, 2023, in relation to the prior year comparable period, cash used in operating activities decreased primarily due lower patent litigation costs and a reduction in sales and marketing costs, primarily driven by lower digital, consulting and third-party costs.

For the six months ended June 30, 2023, in relation to the prior year comparable period, cash used in investing activities decreased primarily due to the acquisition of BOIA in 2022. In the six months ended June 30, 2022, we paid $4.7 million in connection with BOIA’s acquisition, net of cash acquired. Cash used for investing activities in 2023 related primarily to cash outlays for software development costs.

For the six months ended June 30, 2023, in relation to the prior year comparable period, cash used in financing activities increased due to a $974,000 payment towards our contingent consideration in the first quarter of 2023 in connection with the acquisition of BOIA, of which $908,000 and $66,000 are classified as cash used in financing and operating activities, respectively. Cash used for financing activities in 2022 related primarily to cash outlays for common stock repurchase.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2023, there were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock during the three months ended June 30, 2023:

				Maximum Number
			Total Number of	of Shares (or
			Shares Purchased	Approximate Dollar Value)
			as Part of Publicly	that May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	under the Plans or
	Shares Purchased	Paid per Share	Programs	Programs (2)
April 1 - April 30:
Employee transactions (1)	6,600	$6.34	—	$—
Share repurchase program (2)	—	—	—	2,244,000
May 1 - May 31:
Employee transactions (1)	9,030	6.07	—	—
Share repurchase program (2)	—	—	—	2,244,000
June 1 - June 30:
Employee transactions (1)	15,877	5.69	—	—
Share repurchase program (2)	—	—	—	2,244,000
Total:
Employee transactions (1)	31,507	$5.94	—	$—
Share repurchase program (2)	—	$—	—	$2,244,000

(1)	Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement restricted stock units or the issuance of unrestricted shares of common stock.
(2)	In June 2022, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $3 million of our common stock through June 30, 2024. The stock repurchase program may be suspended or discontinued at any time and does not obligate the Company to repurchase any dollar amount or particular number of shares of stock. Shares repurchased under the program are subsequently retired. There were no share repurchases during the quarter. As of June 30, 2023, we had $2.24 million remaining for the repurchase of shares.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of August 8, 2022 (1)

3.5	By-Laws of AudioEye, Inc. (as amended as of March 24, 2023) (2)

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

*	Filed herewith.

(1)Incorporated by reference to Form 10-Q, filed with the SEC on August 9, 2022.

(2)Incorporated by reference to Form 8-K, filed with the SEC on March 24, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	August 10, 2023	By:	/s/ David Moradi
David Moradi
Principal Executive Officer

Date:	August 10, 2023	By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Financial Officer