Form 10-Q
period 2023-09-30
AUDIOEYE INC
filed 2023-11-02
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 27, 2023, 11,888,851 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The financial information set forth below with respect to the financial statements as of September 30, 2023 and December 31, 2022 and for the three- and nine-month periods ended September 30, 2023 and 2022 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. Certain prior period amounts have been reclassified to conform to current period presentation. The Company presents its unaudited financial statements, notes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2023	2022

ASSETS
Current assets:
Cash	$3,274	$6,904
Accounts receivable, net of allowance for doubtful accounts of $484 and $468, respectively	4,409	5,418
Prepaid expenses and other current assets	660	644
Total current assets	8,343	12,966

Property and equipment, net of accumulated depreciation of $272 and $254, respectively	241	161
Right of use assets	691	1,154
Intangible assets, net of accumulated amortization of $7,044 and $5,978, respectively	5,874	6,041
Goodwill	4,001	4,001
Other	104	105
Total assets	$19,254	$24,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,113	$2,452
Operating lease liabilities	374	468
Finance lease liabilities	14	38
Deferred revenue	6,358	7,125
Contingent consideration	2,157	979
Total current liabilities	11,016	11,062

Long term liabilities:
Operating lease liabilities	463	745
Finance lease liabilities	—	7
Deferred revenue	12	73
Contingent consideration, long term	—	1,952
Total liabilities	11,491	13,839

Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Common stock, $0.00001 par value, 50,000 shares authorized, 11,876 and 11,551 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	95,583	93,070
Accumulated deficit	(87,821)	(82,482)
Total stockholders’ equity	7,763	10,589

Total liabilities and stockholders’ equity	$19,254	$24,428

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$7,838	$7,700	$23,446	$22,175

Cost of revenue	1,788	1,923	5,277	5,474

Gross profit	6,050	5,777	18,169	16,701

Operating expenses:
Selling and marketing	2,891	3,351	9,387	10,502
Research and development	1,955	1,542	5,734	4,477
General and administrative	2,594	3,166	8,520	10,227
Total operating expenses	7,440	8,059	23,641	25,206

Operating loss	(1,390)	(2,282)	(5,472)	(8,505)

Interest income (expense), net	35	(1)	133	(4)

Net loss	(1,355)	(2,283)	(5,339)	(8,509)

Net loss per common share-basic and diluted	$(0.11)	$(0.20)	$(0.46)	$(0.74)

Weighted average common shares outstanding-basic and diluted	11,822	11,458	11,733	11,464

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	11,551	$1	$93,070	$(82,482)	$10,589
Common stock issued upon settlement of restricted stock units	192	—	—	—	—
Issuance of common stock for services	10	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(56)	—	(258)	—	(258)
Stock-based compensation	—	—	1,118	—	1,118
Net loss	—	—	—	(2,011)	(2,011)
Balance, March 31, 2023	11,697	$1	$93,930	$(84,493)	$9,438
Common stock issued upon settlement of restricted stock units	108	—	—	—	—
Issuance of common stock for services	14	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	9	—	36	—	36
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(31)	—	(188)	—	(188)
Stock-based compensation	—	—	1,031	—	1,031
Net loss	—	—	—	(1,973)	(1,973)
Balance, June 30, 2023	11,797	$1	$94,809	$(86,466)	$8,344
Common stock issued upon settlement of restricted stock units	94	—	—	—	—
Issuance of common stock for services	8	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(23)	—	(112)	—	(112)
Stock-based compensation	—	—	886	—	886
Net loss	—	—	—	(1,355)	(1,355)
Balance, September 30, 2023	11,876	$1	$95,583	$(87,821)	$7,763

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	11,435	$1	$88,889	$(71,293)	$17,597
Common stock issued upon settlement of restricted stock units	35	—	—	—	—
Issuance of common stock for services	8	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(4)	—	(25)	—	(25)
Stock-based compensation	—	—	1,145	—	1,145
Net loss	—	—	—	(3,616)	(3,616)
Balance, March 31, 2022	11,474	$1	$90,009	$(74,909)	$15,101
Common stock issued upon settlement of restricted stock units	103	—	—	—	—
Issuance of common stock for services	11	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(28)	—	(133)	—	(133)
Common stock repurchased for retirement	(79)	—	—	(410)	(410)
Stock-based compensation	—	—	1,041	—	1,041
Net loss	—	—	—	(2,610)	(2,610)
Balance, June 30, 2022	11,481	1	90,917	(77,929)	12,989
Common stock issued upon settlement of restricted stock units	83	—	—	—	—
Issuance of common stock for services	11	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(22)	—	(134)	—	(134)
Common stock repurchased for retirement	(60)	—	—	(346)	(346)
Stock-based compensation	—	—	1,308	—	1,308
Net loss	—	—	—	(2,283)	(2,283)
Balance, September 30, 2022	11,493	$1	$92,091	$(80,558)	$11,534

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,339)	$(8,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,670	1,607
Loss on disposal or impairment of long-lived assets	220	50
Stock-based compensation expense	3,035	3,494
Amortization of deferred commissions	49	91
Amortization of right of use assets	278	422
Change in fair value of contingent consideration	200	182
Provision for accounts receivable	49	236
Changes in operating assets and liabilities:
Accounts receivable	960	455
Prepaid expenses and other assets	(25)	(403)
Accounts payable and accruals	(408)	(1,050)
Operating lease liability	(376)	(393)
Deferred revenue	(828)	(674)
Net cash used in operating activities	(515)	(4,492)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(142)	(65)
Software development costs	(1,481)	(860)
Patent costs	(31)	(17)
Payment for acquisition, net of cash received	—	(4,484)
Net cash used in investing activities	(1,654)	(5,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan	36	—
Payments related to settlement of employee shared-based awards	(558)	(292)
Settlement of contingent consideration	(908)	(132)
Repurchase of common stock	—	(756)
Repayments of finance leases	(31)	(45)
Net cash used in financing activities	(1,461)	(1,225)

Net decrease in cash	(3,630)	(11,143)
Cash-beginning of period	6,904	18,966
Cash-end of period	$3,274	$7,823

Supplemental disclosures of noncash activities:
Right-of-use assets and operating lease obligations recognized during the period	$—	$876

See Notes to Unaudited Financial Statements

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

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

September 30, 2023

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

The following table presents our revenues disaggregated by sales channel:

	Nine months ended September 30,
(in thousands)	2023	2022
Partner and Marketplace	$13,365	$11,749
Enterprise	10,081	10,426
Total revenues	$23,446	$22,175

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

The table below summarizes our deferred revenue as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(in thousands)	2023	2022
Deferred revenue — current	$6,358	$7,125
Deferred revenue — noncurrent	12	73
Total deferred revenue	$6,370	$7,198

In the nine-month period ended September 30, 2023, we recognized $6,771,000, or 94%, in revenue from deferred revenue outstanding as of December 31, 2022.

In the three and nine months ended September 30, 2023, we had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 17% and 16%, respectively, of our total revenue. In the three and nine months ended September 30, 2022, we had one customer which accounted for approximately 16% and 17%, respectively, of our total revenue.

One major customer represented 18% and 22% of total accounts receivable as of September 30, 2023 and December 31, 2022, respectively.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

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

The table below summarizes the deferred commission costs as of September 30, 2023 and December 31, 2022, which are included in Prepaid expenses and other current assets on our balance sheets:

	September 30,	December 31,
(in thousands)	2023	2022
Deferred costs — current	$28	$49
Deferred costs — noncurrent	5	12
Total deferred costs	$33	$61

Amortization expense associated with sales commissions was included in Selling and marketing expenses on the statements of operations and totaled $13,000 and $49,000 for the three- and nine-month periods ended September 30, 2023, respectively, and $26,000 and $91,000 for the three- and nine-month periods ended September 30, 2022, respectively.

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

Employee Stock Purchase Plan

In May 2022, the stockholders of the Company approved the Company’s Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of up to 500,000 shares of common stock. Eligible employees may elect to have a percentage of eligible compensation withheld to purchase shares of our common stock at the end of each purchase period. The Company expects each purchase period to be the six month periods ending on June 30 or December 31 of each calendar year. The purchase price per share is expected to equal 85% of the fair market value of our common stock on the last trading day of the purchase period. Under the ESPP, a participant may not be granted rights to purchase more than $25,000 worth of common stock for each calendar year and no participant may purchase more than 1,500 shares of our common stock (or such other number as the Compensation Committee may designate) on any one purchase date. As of September 30, 2023, 8,630 shares had been issued under the ESPP and 491,370 shares remained available under the plan.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

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

The following table summarizes the stock-based compensation expense recorded for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Options	$20	$98	$136	$308
RSUs	826	1,145	2,713	3,022
Unrestricted shares of common stock	40	65	180	164
Employee stock purchase plan	—	—	6	—
Total	$886	$1,308	$3,035	$3,494

As of September 30, 2023, the outstanding unrecognized stock-based compensation expense related to options and RSUs was $26,000 and $5,103,000, respectively, which may be recognized through July 2026, subject to achievement of service, performance, and market conditions.

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

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

Potentially dilutive securities outstanding as of September 30, 2023 and 2022, which were excluded from the computation of basic and diluted net loss per share for the periods then ended, are as follows:

	September 30,
(in thousands)	2023	2022
Options	115	169
Restricted stock units	1,840	1,961
Total	1,955	2,130

The following table summarizes the stock option and RSUs activity for the nine months ended September 30, 2023:

	Options	RSUs
Outstanding at December 31, 2022	156,054	1,802,655
Granted	—	606,089
Exercised/Settled	—	(393,804)
Forfeited/Expired	(40,808)	(174,484)
Outstanding at September 30, 2023	115,246	1,840,456
Vested at September 30, 2023	108,664	477,838
Unvested at September 30, 2023	6,582	1,362,618

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

September 30, 2023

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

(1)

Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives of 2 to 7 years. In the nine months ended September 30, 2023 and 2022, we recorded $536,000 and $399,000, respectively, in amortization expense associated with these acquired intangible assets.

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

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

NOTE 3 — ACQUISITIONS (continued)

For the nine months ended September 30, 2023 and 2022, we recorded $200,000 and $182,000, respectively, in change in the fair value of contingent consideration, which is included in General and administrative in the accompanying Statement of Operations. The balance of contingent consideration represents the estimated fair value of the second anniversary payment as of the reporting period and is subject to further change in subsequent periods through settlement based on actual and estimated non-recurring and recurring revenues from the BOIA offering relative to certain thresholds, as well as adjustments for discount periods, discount rates, risk-free rate, volatility, and buyer specific discount rate.

In the nine months ended September 30, 2023 and 2022, the Company incurred zero and $247,000, respectively, of transaction costs related to the acquisition of BOIA, which were included on our Statement of Operations within General and administrative expenses.

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company has finance leases to purchase computer equipment. The amortization expense of the leased equipment is included in depreciation expense. As of September 30, 2023 and December 31, 2022, the Company’s outstanding finance lease obligations totaled $14,000 and $45,000, respectively. The effective interest rate of the finance leases is estimated at 6.0% based on the implicit rate in the lease agreements.

The following summarizes the assets acquired under finance leases included in property and equipment, net of disposals:

	September 30,	December 31,
(in thousands)	2023	2022
Computer equipment	$214	$214
Less: accumulated depreciation	(198)	(172)
Assets acquired under finance leases, net	$16	$42

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

September 30, 2023

(Unaudited)

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS (continued)

In the first quarter of 2023, we closed our Marietta, Georgia office. As a result of abandoning the office space prior to its lease expiration in August 2024, we wrote off the associated right-of-use asset in full and recognized a $146,000 loss on impairment, which is included in General and administrative in the accompanying Statement of Operations. As of September 30, 2023, the lease liability related to the Marietta, GA office was $107,000.

In addition, the Company entered into membership agreements to occupy shared office space in Lehi, Utah, Portland, Oregon, and Seattle, Washington. Because the membership agreements do not qualify as a lease under ASC 842, we expense the membership fees as they are incurred.

The Company made operating lease payments in the amount of $396,000 and $459,000 during the nine months ended September 30, 2023 and 2022, respectively.

The following summarizes the total lease liabilities and remaining future minimum lease payments at September 30, 2023 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total
2023 (3 months remaining)	$7	$121	$128
2024	7	345	352
2025	—	219	219
2026	—	225	225
Total minimum lease payments	14	910	924
Less: present value discount	—	(73)	(73)
Total lease liabilities	14	837	851
Current portion of lease liabilities	14	374	388
Long term portion of lease liabilities	$—	$463	$463

The following summarizes expenses associated with our finance and operating leases for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
(in thousands)	2023	2022
Finance lease expenses:
Depreciation expense	$26	$41
Interest on lease liabilities	1	1
Total Finance lease expense	27	42
Operating lease expense	388	488
Short-term lease and related expenses	204	109
Total lease expenses	$619	$639

The following table provides information about the remaining lease terms and discount rates applied as of September 30, 2023 and 2022:

	September 30,
	2023	2022
Weighted average remaining lease term (years)
Operating Leases	2.70	3.26
Finance Leases	0.57	1.37
Weighted average discount rate (%)
Operating Leases	6.00	6.00
Finance Leases	6.00	6.00

AUDIOEYE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

The Company occupies shared office space in Lehi, UT, and Seattle, WA under membership agreements which end in May 2025 and January 2025, respectively. Fees due under these membership agreements are based on the number of contracted seats and the use of optional office services. As of September 30, 2023, minimum fees due under these shared office arrangements totaled $375,000.

Litigation

We may become involved in various routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

NOTE 6 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after September 30, 2023, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these financial statements.

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

Intellectual Property

Our intellectual property is primarily comprised of copyrights, trademarks, trade secrets, issued patents and pending patent applications. We have a patent portfolio comprised of twenty-one (21) issued patents in the United States and three (3) pending US patent applications. The commercial value of these patents is unknown.

We plan to continue to invest in research and development and expand our portfolio of proprietary intellectual property.

Our Annual Report filed on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 9, 2023 provides additional information about our business and operations.

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering ADA and WCAG compliance at scale. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In the three and nine months ended September 30, 2023, we saw continued revenue growth, increases in customer count, efficiencies in cost of revenue that increased gross margins and decreased total operating expenses.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on recurring revenue growth in both channels, while still offering our Website and Native Mobile App report services and PDF services. For the nine months ended September 30, 2023, total revenue increased by 6% over the prior year comparable period. As of September 30, 2023, Annual Recurring Revenue (“ARR”) was approximately $30.5 million, which represented an increase of 4% year-over-year. Refer to Other Key Operating Metrics below for details on how we calculate ARR.

As of September 30, 2023, AudioEye had approximately 107,000 customers, a 32% increase from 81,000 customers at September 30, 2022. The increase in customer count is attributed to our Partner and Marketplace channel.

In the nine months ended September 30, 2023, revenue from our Partner and Marketplace grew 14% from prior year comparable period. This channel represented about 61% of ARR at the end of September 2023. In nine months ended September 30, 2023, total Enterprise revenue decreased by 3% from prior year comparable period. The Enterprise channel represented about 39% of ARR at the end of September 2023.

In the three and nine months ended September 30, 2023, we had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 17% and 16%, respectively, of our total revenue. In the three and nine months ended September 30, 2022, we had one customer which accounted for approximately 16% and 17%, respectively, of our total revenue.

The Company continued to invest in research and development in the third quarter of 2023. Total research and development cost, as defined under Research and Development Expenses section in the Results of Operations below, was 31% of total revenue in the three months ended September 30, 2023. Total research and development cost increased primarily due to additional investments in engineering and product talent dedicated to further product development and enhancement.

While revenue increased 6% in the nine months ended September 30, 2023, cost of revenue, selling and marketing expense and general and administrative expense decreased from prior year comparable period. This decrease was mainly driven by efficiencies in cost of revenue and selling and marketing implemented during the year, and lower litigation expense.

We provide further commentary on our Results of Operation below.

Results of Operations

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three and nine months ended September 30, 2023 with the three and nine months ended September 30, 2022.

Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Three months ended September 30,		Change
(in thousands)	2023	2022	$	%
Revenue	$7,838	$7,700	$138	2%
Cost of revenue	(1,788)	(1,923)	135	(7)%
Gross profit	6,050	5,777	273	5%
Operating expenses:
Selling and marketing	2,891	3,351	(460)	(14)%
Research and development	1,955	1,542	413	27%
General and administrative	2,594	3,166	(572)	(18)%
Total operating expenses	7,440	8,059	(619)	(8)%
Operating loss	(1,390)	(2,282)	892	(39)%
Interest income (expense), net	35	(1)	36	(3,600)%
Net loss	$(1,355)	$(2,283)	$928	(41)%

	Nine months ended September 30,		Change
(in thousands)	2023	2022	$	%
Revenue	$23,446	$22,175	$1,271	6%
Cost of revenue	(5,277)	(5,474)	197	(4)%
Gross profit	18,169	16,701	1,468	9%
Operating expenses:
Selling and marketing	9,387	10,502	(1,115)	(11)%
Research and development	5,734	4,477	1,257	28%
General and administrative	8,520	10,227	(1,707)	(17)%
Total operating expenses	23,641	25,206	(1,565)	(6)%
Operating loss	(5,472)	(8,505)	3,033	(36)%
Interest income (expense), net	133	(4)	137	(3,425)%
Net loss	$(5,339)	$(8,509)	$3,170	(37)%

Revenue

The following tables present our revenues disaggregated by sales channel:

	Three months ended September 30,		Change
(in thousands)	2023	2022	$	%
Partner and Marketplace	$4,605	$4,025	$580	14%
Enterprise	3,233	3,675	(442)	(12)%
Total revenues	$7,838	$7,700	$138	2%

	Nine months ended September 30,		Change
(in thousands)	2023	2022	$	%
Partner and Marketplace	$13,365	$11,749	$1,616	14%
Enterprise	10,081	10,426	(345)	(3)%
Total revenues	$23,446	$22,175	$1,271	6%

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

For the three and nine months ended September 30, 2023, total revenue increased by 2% and 6%, respectively, over the prior year comparable periods. The increase Partner and Marketplace channel revenue was the result of continued expansion with existing partners and execution of new partnerships agreements in the period. The decrease in Enterprise channel revenue for the three and nine months ended September 30, 2023 was driven primarily by the reduction in revenue from one large customer.

Cost of Revenue and Gross Profit

	Three months ended September 30,		Change
(in thousands)	2023	2022	$	%
Revenue	$7,838	$7,700	$138	2%
Cost of revenue	(1,788)	(1,923)	135	(7)%
Gross profit	$6,050	$5,777	$273	5%

	Nine months ended September 30,		Change
(in thousands)	2023	2022	$	%
Revenue	$23,446	$22,175	$1,271	6%
Cost of revenue	(5,277)	(5,474)	197	(4)%
Gross profit	$18,169	$16,701	$1,468	9%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the three and nine months ended September 30, 2023, cost of revenue decreased by 7% and 4%, respectively, over the prior year comparable periods as revenue continued to increase. This decrease was primarily related to efficiencies achieved from infrastructure platform improvements and lower overhead costs from facilities.

For the three and nine months ended September 30, 2023, gross profit increased by 5% and 9%, respectively, over the prior year comparable periods. The increase in gross profit was a result of increased revenue with a corresponding decrease to cost of revenue.

Selling and Marketing Expenses

	Three months ended September 30,		Change
(in thousands)	2023	2022	$	%
Selling and marketing	$2,891	$3,351	$(460)	(14)%

	Nine months ended September 30,		Change
(in thousands)	2023	2022	$	%
Selling and marketing	$9,387	$10,502	$(1,115)	(11)%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the three and nine months ended September 30, 2023, selling and marketing expenses decreased by 14% and 11%, respectively, over the prior year comparable periods. The decrease in selling and marketing expenses resulted primarily from a reduction in online media and third-party marketing expenses and a reduction to stock compensation expense which was partially offset by higher personnel costs associated with investment in talent.

Research and Development Expenses

	Three months ended September 30,		Change
(in thousands)	2023	2022	$	%
Research and development expense	$1,955	$1,542	$413	27%
Plus: Capitalized research and development cost	482	295	187	63%
Total research and development cost	$2,437	$1,837	$600	33%

	Nine months ended September 30,		Change
(in thousands)	2023	2022	$	%
Research and development expense	$5,734	$4,477	$1,257	28%
Plus: Capitalized research and development cost	1,481	860	621	72%
Total research and development cost	$7,215	$5,337	$1,878	35%

Research and development (“R&D”) expenses consist primarily of compensation and related benefits, independent contractor costs, and an allocated portion of general overhead costs related to our employees involved in research and development activities. Total research and development cost includes the amount of research and development expense reported within operating expenses as well as development cost that was capitalized during the fiscal period.

For the three and nine months ended September 30, 2023, research and development expense increased by 27% and 28%, respectively, over the prior year comparable periods. This increase was driven by higher personnel cost associated with increased investment in our platform. For the three and nine months ended September 30, 2023, capitalized research and development cost increased by 63% and 72%, respectively, over the prior year comparable periods. The increase to capitalized research cost was the result of engineering personnel spending more time on product development than in previous comparable periods. For the three and nine months ended September 30, 2023, total research and development cost, which includes both R&D expenses and capitalized R&D costs, increased by 33% and 35%, respectively, over the prior year comparable periods.

General and Administrative Expenses

	Three months ended September 30,		Change
(in thousands)	2023	2022	$	%
General and administrative	$2,594	$3,166	$(572)	(18)%

	Nine months ended September 30,		Change
(in thousands)	2023	2022	$	%
General and administrative	$8,520	$10,227	$(1,707)	(17)%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, general corporate expenses including legal fees, and occupancy costs.

For the three and nine months ended September 30, 2023, general and administrative expenses decreased by 18% and 17%, respectively, over the prior year comparable periods. The decrease in general and administrative expenses was due primarily to lower legal expenses towards non-recurring litigation and lower stock compensation expense.

Interest Income (Expense)

	Three months ended September 30,		Change
(in thousands)	2023	2022	$	%
Interest income (expense), net	$35	$(1)	$36	(3,600)%

	Nine months ended September 30,		Change
(in thousands)	2023	2022	$	%
Interest income (expense), net	$133	$(4)	$137	(3,425)%

For the three and nine months ended September 30, 2023, interest income, net consisted primarily of income from investment in money market funds. For the three and nine months ended September 30, 2022, interest expense consisted of interest on our finance lease liabilities.

Other Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annual recurring fee under each active contract at the date of determination, plus (ii) for our Partner and Marketplace channel, the monthly fee for all active customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are cancelable, which may impact future ARR. ARR excludes revenue from our PDF remediation services business, one-time Website and Mobile App report services business and other miscellaneous non-recurring services. As of September 30, 2023, ARR was $30.5 million, which represents an increase of 4% year-over-year, driven by growth in our Partner and Marketplace channel.

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

Non-GAAP Earnings (Loss) and Non-GAAP Earnings (Loss) per Diluted Share

We define: (i) Non-GAAP earnings (loss) as net income (loss), plus (less) interest expense (income), plus depreciation and amortization expense, plus stock-based compensation expense, plus non-cash valuation adjustment to contingent consideration, plus certain litigation expense, plus certain acquisition expense, plus executive team restructuring cost, and plus loss on disposal or impairment of long-lived assets; and (ii) Non-GAAP earnings (loss) per diluted share as net income (loss) per diluted common share, plus (less) interest expense (income), plus depreciation and amortization expense, plus stock-based compensation expense, plus non-cash valuation adjustment to contingent consideration, plus certain litigation expense, plus certain acquisition expense, plus executive team restructuring cost, and plus loss on disposal or impairment of long-lived assets, each on a per share basis. Non-GAAP earnings per diluted share would include incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position. However, no incremental shares apply when there is a Non-GAAP loss per diluted share, as is the case for one of the periods presented in this Quarterly Report on Form 10-Q.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Non-GAAP Earnings (Loss) Reconciliation
Net loss (GAAP)	$(1,355)	$(2,283)	$(5,339)	$(8,509)
Non-cash valuation adjustment to contingent consideration	(14)	24	200	182
Interest (income) expense, net	(35)	1	(133)	4
Stock-based compensation expense	886	1,308	3,035	3,494
Acquisition expense (1)	—	7	—	247
Litigation expense (2)	106	449	300	1,810
Executive team restructuring cost (3)	63	—	63	—
Depreciation and amortization	567	598	1,670	1,607
Loss on disposal or impairment of long-lived assets	73	43	220	50
Non-GAAP earnings (loss)	$291	$147	$16	$(1,115)

Non-GAAP Earnings (Loss) per Diluted Share Reconciliation
Net loss per common share (GAAP) — diluted	$(0.11)	$(0.20)	$(0.46)	$(0.74)
Non-cash valuation adjustment to contingent consideration	—	—	0.02	0.02
Interest (income) expense, net	—	—	(0.01)	—
Stock-based compensation expense	0.07	0.11	0.26	0.30
Acquisition expense (1)	—	—	—	0.02
Litigation expense (2)	0.01	0.04	0.03	0.16
Executive team restructuring cost (3)	0.01	—	0.01	—
Depreciation and amortization	0.05	0.05	0.14	0.14
Loss on disposal or impairment of long-lived assets	0.01	—	0.02	—
Non-GAAP earnings (loss) per diluted share (4)	$0.02	$0.01	$0.00	$(0.10)
Diluted weighted average shares (GAAP)	11,822	11,458	11,733	11,464
Includable incremental shares (Non-GAAP) (4)	412	760	376	—
Adjusted diluted shares (Non-GAAP) (5)	12,234	12,218	12,109	11,464

(1)	Represents legal and accounting fees associated with the BOIA acquisition.
(2)	Represents legal expenses related primarily to non-recurring litigation pursued by the Company.
(3)	Represents severance expense associated with the restructuring in executive roles.
(4)	Non-GAAP earnings per adjusted diluted share for our common stock is computed using the treasury stock method.

(5)	The number of diluted weighted average shares used for this calculation is the same as the weighted average common shares outstanding share count when the Company reports a GAAP and non-GAAP net loss.

Liquidity and Capital Resources

Working Capital

As of September 30, 2023, we had $3,274,000 in cash and working capital of $(2,673,000). The decrease in working capital in the nine months ended September 30, 2023 was primarily due to investments in our internally-developed platform and the increase in current liability associated with the contingent consideration relating to a potential BOIA earn-out, which was classified as a noncurrent liability in 2022. As of September 30, 2023, we had $2.2 million in contingent consideration classified as current liability as it is expected to be paid in the second quarter of 2024.

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

(in thousands)	September 30, 2023	December 31, 2022
Current assets	$8,343	$12,966
Current liabilities	(11,016)	(11,062)
Working capital	$(2,673)	$1,904

Cash Flows

	Nine months ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(515)	$(4,492)
Net cash used in investing activities	(1,654)	(5,426)
Net cash used in financing activities	(1,461)	(1,225)
Net decrease in cash	$(3,630)	$(11,143)

For the nine months ended September 30, 2023, in relation to the prior year comparable period, cash used in operating activities decreased primarily due lower patent litigation costs and a reduction in sales and marketing costs, driven mainly by lower digital, consulting and third-party costs.

For the nine months ended September 30, 2023, in relation to the prior year comparable period, cash used in investing activities decreased primarily due to the acquisition of BOIA in 2022. In the nine months ended September 30, 2022, we paid $4.5 million in connection with BOIA’s acquisition, net of cash acquired and receipts associated with net working capital adjustments. Cash used for investing activities in 2023 related primarily to cash outlays for software development costs.

For the nine months ended September 30, 2023, in relation to the prior year comparable period, cash used in financing activities increased due to a $974,000 payment towards our contingent consideration in the first quarter of 2023 in connection with the acquisition of BOIA, of which $908,000 and $66,000 are classified as cash used in financing and operating activities, respectively. Cash used for financing activities in 2022 related primarily to cash outlays for common stock repurchase.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2023, there were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2023:

				Maximum Number
			Total Number of	of Shares (or
			Shares Purchased	Approximate Dollar Value)
			as Part of Publicly	that May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	under the Plans or
	Shares Purchased	Paid per Share	Programs	Programs (2)
July 1 - July 31:
Employee transactions (1)	2,366	$5.18	—	$—
Share repurchase program (2)	—	—	—	2,244,000
August 1 - August 31:
Employee transactions (1)	6,255	4.96	—	—
Share repurchase program (2)	—	—	—	—
September 1 - September 30:
Employee transactions (1)	13,993	4.99	—	—
Share repurchase program (2)	—	—	—	—
Total:
Employee transactions (1)	22,614	$5.00	—	$—
Share repurchase program (2)	—	$—	—	$—

(1)	Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement restricted stock units or the issuance of unrestricted shares of common stock.
(2)	In June 2022, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $3 million of our common stock through June 30, 2024. Shares repurchased under the program were subsequently retired. In August 2023, the share repurchase program was terminated.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of August 8, 2022 (1)

3.5	By-Laws of AudioEye, Inc. (as amended as of March 24, 2023) (2)

10.1	Transition and Separation Agreement by and between Dominic Varacalli and AudioEye, Inc. effective as of August 18, 2023 (3)

10.2	Consulting Agreement effective as of September 30, 2023 by and between Dominic Varacalli and AudioEye, Inc. (3)

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

*	Filed herewith.
(1)Incorporated by reference to Form 10-Q, filed with the SEC on August 9, 2022.
(2)Incorporated by reference to Form 8-K, filed with the SEC on March 24, 2023.
(3)Incorporated by reference to Form 8-K, filed with the SEC on August 21, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	November 2, 2023	By:	/s/ David Moradi
David Moradi
Principal Executive Officer

Date:	November 2, 2023	By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Financial Officer