Form 10-K
period 2023-12-31
AUDIOEYE INC
filed 2024-03-07
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant’s most recently completed second quarter ended as of June 30, 2023 was $35,807,812.

As of February 29, 2024, 11,695,373 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended December 31, 2023 are incorporated by reference in Part III of this annual report on Form 10-K.

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

As used in this annual report, the terms “we,” “us,” “our,” “AudioEye,” the “Company” and similar references refer to AudioEye, Inc. and its wholly-owned subsidiary, Springtime, Inc.

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

AudioEye stands out among its competitors because it offers automated and human assisted technological remediations and continuous monitoring of accessibility issues without fundamental changes to the website architecture. We also recognize that automation alone cannot fix all accessibility issues, which is why we also offer certified accessibility experts, who can provide human assisted technological testing and remediations. Our solution is trusted by some of the largest and most influential companies in the world, including Samsung, Landry’s, Calvin Klein and others. Government agencies, such as the Federal Communications Commission, use our software with their digital platforms. We also work with government agencies at the state and local level.

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

AudioEye Solutions

At its core, AudioEye’s offering provides an always-on testing, remediation, and monitoring solution that continually improves conformance with WCAG. This in turn helps businesses and organizations comply with WCAG standards as well as applicable U.S. and foreign accessibility laws. Our technology is capable of immediately identifying and fixing most of the common accessibility errors and addresses a wide range of disabilities including dyslexia, color blindness, epilepsy and more. AudioEye also offers additional solutions to provide for enhanced compliance and accessibility, including periodic auditing, human assisted technological remediations and legal support services. Our solutions may be purchased through a subscription service on a month-to-month basis or with one or multi-year terms. We also offer PDF remediation services and Native Mobile App and Audit reports to help our customers with their digital accessibility needs.

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

We had one major customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 17% of our revenue in each of the years ended December 31, 2023 and 2022.

Our typical market sectors include, but are not limited to:

●	Finance and banking institutions;
●	Travel and hospitality companies;
●	Public and private transportation companies;
●	Retail and ecommerce companies;
●	Educational institutions;
●	Food services companies; and
●	SaaS service or solution providers.

Intellectual Property

Our intellectual property is primarily comprised of copyrights, trademarks, trade secrets, issued patents and pending patent applications. We have a patent portfolio comprised of twenty-two (22) issued patents in the United States and two (2) pending US patent applications. The commercial value of these patents is unknown.

We plan to continue to invest in research and development and expand our portfolio of proprietary intellectual property.

Competition

Most of our competition falls within the following categories:

●	There are a small number of web accessibility audit and tracking platform providers that purport to analyze websites for accessibility concerns. While these providers may sometimes identify issues for remediation, they typically do not provide remediation.
●	Currently, other technology providers attempt to apply compliance remediation strictly through automation technology and accessibility toolbars.
●	There are a substantial number of consulting service providers offering website and application accessibility. Each generally provides an analysis of the various compliance issues associated with its clients’ websites. They ultimately provide resources and assistance in applying fixes and changes at the source.

Competitive Strengths

Our management believes the following competitive strengths will enable our success in the accessibility marketplace:

●	Unique patented technology. AudioEye builds all its products with the primary goal of enhancing the user experience regardless of the end-user’s ability. AudioEye is a marketplace technology leader providing a comprehensive accessibility solution that addresses every aspect of accessibility.
●	AudioEye’s software automatically removes digital access barriers every day and has over 400 accessibility test outcomes for real-world users as they navigate websites. AudioEye’s Issue Reporting dashboard allows non-technical users to easily understand accessibility issues on their websites and the impact these issues have on site visitor experiences.
●	Broad price points and offerings. With a free 14-day trial for our base offering, AudioEye allows website owners to test our solution before choosing their preferred option. Our offerings range from low-cost to standard plans, to our customized, enterprise-wide solutions.
●	Unique combination of advanced technology and expert-driven services. Our management believes that AudioEye addresses the problem of web accessibility holistically and provides a combination of leading-edge technology and high-quality specialized expertise, both offered as subscription services. Our solutions are designed to provide our customers with reliable and sustainable website accessibility compliance solutions; which lead to cost-savings and reduced time-to-market. We believe that the AudioEye solution allows our customers to focus not only on achieving compliance, but also helping maintain compliance and building inclusive digital experiences for their users throughout the life of the subscription.
●	We offer greater transparency in marketing our offerings. We believe there is no fully automated solution on the market that can provide 100% compliance. Our offerings provide automated remediations with additional human assisted technologically driven enhancements. We think that as the industry develops, opaque products with unsubstantiated claims will ultimately fail.
●	Highly experienced inventors, technologists, and product development team. Our team comprises experienced software and SaaS developers and technologists.

Legal and Regulatory Framework

Many courts and the U.S. Department of Justice (“DOJ”) hold that Titles II and III of the Americans with Disabilities Act (“ADA”), together with Sections 504 and 508 of the Rehabilitation Act of 1973, require public and private websites and mobile applications to be accessible to people with disabilities. In 2023, the DOJ proposed regulations to add specific requirements about web and mobile application accessibility under Title II of the ADA that would apply to state and local governments, although those regulations have not been finalized.

Title III of the ADA governs private businesses and prohibits discrimination on the basis of disability in the provision of services, programs, and activities by public accommodations. While the law governing website and mobile application accessibility is still developing, many courts have held that websites and mobile applications fall within Title III’s scope. Some courts hold that Title III applies to all customer-facing websites and mobile applications, while others apply a “nexus” approach, which requires websites and mobile applications to comply with Title III if the website or mobile application is associated with a physical location. The U.S. Supreme Court has yet to articulate a unified approach, so some degree of uncertainty remains. Similarly, while the DOJ has taken the position that Title III applies to websites and mobile applications, the DOJ has not promulgated regulations laying out compliance standards for websites and mobile applications under Title III of the ADA. In the absence of clear guidance, litigants generally measure accessibility using the Web Content Accessibility Guidelines (“WCAG”), which are promulgated by the World Wide Web Consortium.

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

As of December 31, 2023, we had 114 full-time employees. We use a variety of methods for recruiting including in-house recruiting resources, employee referrals and third-party agencies, when required, and we believe our mission allows us to recruit and retain high-quality talent.

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

Item 1A. Risk Factors

Investing in our securities involves a variety of risks and uncertainties, known and unknown, including, among others, those discussed below. Each of the following risks should be carefully considered, together with all the other information included in this Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes and in our other filings with the SEC. Furthermore, additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties.

Risks Relating to Our Business and Industry

We have a history of generating significant losses and may not be able to achieve and sustain profitability.

To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $5,872,000 for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $89,476,000. If we continue to experience losses, we may not be able to continue our operations, and investors may lose their entire investment.

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

As of December 31, 2023, we had $9.2 million in cash following a $7.0 million loan acquired in November 2023, which will become due in November 2026. Our business plan will require additional capital expenditures, and our capital outlays could increase substantially over the next several years as we implement our business plan. As a result, we may need to raise additional capital through future private or public equity offerings, strategic alliances or debt financing. Our future capital requirements will depend on many factors, including, among others: market conditions, sales and marketing costs, mergers and acquisition activity, if any, costs of litigation in enforcing our intellectual property rights, and information technology development and acquisition costs. No assurance can be given that we can successfully raise additional equity or debt capital, or that such financing will be available to us on favorable terms, if at all.

We have a $7.0 million loan due in November 2026 that includes certain financial and liquidity covenants. We cannot guarantee we will meet these covenants, obtain sufficient capital to repay the loan on a timely basis or obtain refinancing of the loan on satisfactory terms, or at all, all of which could have a material adverse effect on our business.

On November 30, 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”) with SG Credit Partners, Inc. (the “Lender”) pursuant to which we acquired a $7.0 million loan due in November 2026. Under the Loan Agreement, we provided the Lender a first priority security interest in all existing and future acquired assets owned by us. The Loan Agreement contains certain customary covenants that limit our ability to engage in certain transactions. In addition, we must maintain (i) at all times a minimum liquidity of not less than $2.0 million (plus, prior to our payment in full of an earnout related to our BOIA acquisition, an amount equal to the greater of $2.1 million and the expected amount of the earnout) and (ii) minimum monthly recurring revenue levels measured on a trailing three (3) month average basis as of the last day of each calendar month. The minimum monthly recurring revenue levels commence at $2.3 million and increase for each month after the month ending November 30, 2024 to the greater of $2.3 million and 105.00% of Borrowers’ monthly recurring revenue for the applicable month in the prior year. We cannot guarantee that we will always meet these covenants or that we can obtain sufficient capital to repay the loan on a timely basis, or obtain refinancing of the loan on satisfactory terms, or at all.

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

If interest rates remain high or continue to increase, so could our interest costs for any new debt. Our $7.0 million term loan has an interest rate equal to 6.25% in excess of the base rate, which is defined as the greater of the prime rate and 7.00% per annum, payable in cash on a monthly basis. Consequently, our interest payment obligations are subject to fluctuations in market interest rates. This increased cost is outside of our control, and we can provide no assurance that we can refinance the indebtedness on favorable terms, or at all. We may also incur additional variable interest rate indebtedness in the future. Rising interest rates could limit our ability to refinance debt when it matures or cause us to pay higher interest rates upon refinancing and increased interest expense on refinanced indebtedness, assuming we can refinance the indebtedness.

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

We have experienced and will continue to experience competition as more companies seek to provide products and services similar to our products and services and seek to take advantage of changes in technologies. Because larger and better-financed competitors may affect our ability to compete in the marketplace and achieve profitability, our business may fail.

Competition in our market is intense, and we expect competition for our products and services to become even more intense. We compete directly against other companies offering similar products and services that compete or will compete directly with our proposed products and services. We also compete against established vendors in our markets. These companies may incorporate other competitive technologies into their product offerings, whether developed internally or by third parties. There are also established consultants who offer services to help their customers obtain compliance with accessibility standards. In many cases these consultants compete for the same funding from our prospective customers. Furthermore, recent advances in different technologies, such as artificial intelligence, large language models, and multi-modal models, may impact our industry, and it is unclear whether we or our competitors will be able to take advantage of these advances.

For the foreseeable future, many of our competitors may be larger, better-financed companies that may develop products superior to our current and proposed products, which could create significant competitive advantages for those companies. Our future success depends on our ability to compete effectively with our competitors or other technologies. As a result, we may have difficulty competing with larger, established competitors. Generally, these competitors may have:

●	substantially greater financial, technical, and marketing resources;
●	a larger customer base;

●	better name recognition;
●	access to different and evolving technologies; and
●	more expansive or different product offerings.

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

On March 9, 2022, we acquired Bureau of Internet Accessibility Inc. (“BOIA”). We cannot assure you that we will be able to successfully integrate the business or that we will receive the expected benefits from the acquisition. All of the risks from the prior paragraph apply to the integration of BOIA including the risk that we could fail to integrate the customers to new products and services over time. Further, while a significant portion of the aggregate consideration for BOIA is based on BOIA’s revenues for 2022 and 2023, BOIA may ultimately not perform as we hope both during and subsequent to the earn-out period. If it does not, our results of operations and financial condition could be adversely affected.

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

In 2022, we completed the migration of all customers to our new platform for our digital accessibility product. We cannot guarantee that our platform will continue to operate as expected or that our new platform will be fully accepted by our customers. If our new platform does not operate as expected or is not accepted, our ability to pursue and retain business may be damaged and our business and results of operations may be materially and adversely affected.

If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business and stock price.

In connection with this annual report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and of the effectiveness of our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2023.

Nonetheless, failure to maintain established internal control over financial reporting or to maintain effective disclosure controls and procedures could adversely impact our public disclosures regarding our business, financial condition or results of operations. Upon review of the required internal control over financial reporting, our management and/or our auditors have in the past and may in the future identify material weaknesses and/or significant deficiencies that need to be addressed. Any actual or perceived weaknesses or conditions that need to be addressed in our internal control over financial reporting and disclosure of management’s assessment of the Company’s internal control over financial reporting could adversely impact the price of and our ability to list our common stock and may lead to stockholder claims and regulatory action against us. Failure to maintain effective internal controls in the future could also result in a material misstatement of our annual or quarterly consolidated financial statements that would not be prevented or detected on a timely basis and that could cause us to restate our consolidated financial statements for a prior period, cause investors to lose confidence in our consolidated financial statements and/or limit our ability to raise capital.

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

The market price for our common stock may fluctuate significantly, which could result in substantial losses by our investors.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	the outcomes of potential future patent litigation;
●	our ability to monetize our future patents;
●	changes in our industry;
●	announcements of technological innovations, new products or product enhancements by us or others;
●	announcements by us or others of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;
●	changes in laws or regulations or judicial interpretation of the application of accessibility-related laws and regulations to the internet;
●	our failure to meet any financial covenants, to have sufficient liquidity to repay any of our indebtedness, or to refinance our indebtedness on favorable terms, or at all;
●	changes in earnings estimates or recommendations by security analysts, if our common stock is covered by analysts;
●	investors’ general perception of us;
●	future issuances of common stock;
●	investors’ future resales of our securities;
●	the addition or departure of key personnel;

●	general market conditions, including the volatility of market prices for shares of technology companies, generally, and other factors, including factors unrelated to our operating performance; and
●	the other factors described in this “Risk Factors” section.

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

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock with a $0.00001 par value per share and 10,000,000 shares of preferred stock with a $0.00001 par value per share, of which, as of December 31, 2023, approximately 11,711,000 shares of common stock were issued and outstanding. As of December 31, 2023, we also had outstanding options to purchase an aggregate of approximately 112,000 shares of our common stock, and unvested, or vested but not yet settled, restricted stock units covering an aggregate of approximately 1,707,000 shares of common stock. The exercise of such options and the settlement of such restricted stock units would further increase the number of our outstanding shares of common stock.

From time to time, we may adopt new equity compensation plans or increase the number of shares available for issuance in connection with our existing equity compensation plans. Our board of directors may also choose to issue some or all of our available shares to provide additional financing or acquire businesses.

The issuance of any shares under our equity compensation plans, for acquisition, licensing or financing efforts, upon exercise of options, or settlement of restricted stock units, will dilute the interests of our holders of common stock and cause a reduction in the proportionate ownership and voting power of all then current stockholders. Any such issuances may also result in a reduction in the market price of our common stock.

The interests of our controlling stockholders may not coincide with yours and such controlling stockholders may make decisions with which you may disagree.

As of December 31, 2023, four of our stockholders, two of whom are our Executive Chairman and our Chief Executive Officer, and another of whom is a director, beneficially owned in the aggregate over 45% of the voting power of our outstanding shares of common stock. As a result, these stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

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

As of January 31, 2024, our directors and executive officers beneficially owned an aggregate of 4,718,606 of our outstanding shares of common stock, which represents approximately 40% of the aggregate voting power of our outstanding shares of common stock. As of January 31, 2024, our Chief Executive Officer alone beneficially owned over 29% of the voting power of our outstanding shares of common stock. Through their collective ownership of our outstanding stock, such holders, if they were to act together, would be close to controlling the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, to determining the outcome of the election of all of our directors and determining corporate and stockholder action on other matters.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through an internal IT Audit, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, perform penetration testing using external third-party tools and techniques to test security controls, conduct employee training, monitor emerging laws and regulations related to data protection and information security (including our products) and implement appropriate changes.

We have implemented incident response processes in the event of a cybersecurity threat. Such incident responses are overseen by functional leaders and internal experts. In the event of a cybersecurity threat, security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact and reviewed for potential privacy impact. As part of the above processes, we have engaged external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards, and we are in the process of obtaining a SOC 2 Type II report.

We describe whether and how risks from identified cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Security and privacy breaches, computer viruses, and cyber-attacks could harm our business, financial condition, results of operations, or reputation.” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cyber and data security threats. Members of the Board or Audit Committee receive periodic updates from senior management regarding our cybersecurity processes and risks. Members of management that comprise our incident response team include the following officers (or those with similar responsibility): Senior Director of Information Technology, Vice President of Engineering, Chief Financial Officer, General Counsel, Customer Success (if customer data is affected), and Vice President of Human Resources (if employee data is affected). As part of our internal response policy, upon confirmation of a breach, a remediation process is initiated, led by our Principal Privacy Officer who chairs an incident response team. This team may include members from relevant departments such as Product Development, Information Technology, Finance, Legal, Marketing,

Client/Customer Services and Human Resources, any other relevant units or departments affected by the breach and any additional personnel as deemed necessary.

The Principal Privacy Officer is responsible for overseeing the determination of whether a breach occurred, coordinating with third parties handling protected information, and ensuring compliance with legal obligations. Forensic investigators, provided through AudioEye’s cyber insurance or as deemed necessary by the Principal Privacy Officer, will analyze the breach to understand its cause and extent. A communication plan will be developed by Marketing, Legal, and Human Resources to inform internal employees, the public, those directly affected, and regulatory authorities, as necessary to help ensure all notifications comply with relevant laws and regulations.

Item 2.   Properties

The Company’s principal offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 627 square feet under a lease agreement that expires in October 2024.

The Company also leases office space in Marietta, Georgia, Miami, Florida, and New York City, New York, and occupies shared office space in Portland, Oregon, Seattle, Washington, and Lehi, Utah, under membership agreements which provide for membership fees based on the number of contracted seats.

The Company believes that its space is adequate for its current needs and that suitable alternative space is available to accommodate expansion of the Company’s operations.

Item 3.   Legal Proceedings

In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the consolidated balance sheet as of December 31, 2023, would not be material to our financial position or annual results of operations.

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

In November 2023, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $5 million of our common stock through December 31, 2025. The stock repurchase program may be suspended or discontinued at any time and does not commit the Company to repurchase any dollar amount or particular number of shares of stock. Shares repurchased under the program are subsequently retired and restored to the status of authorized but unissued shares of common stock. As of December 31, 2023, we had $3.88 million remaining for the repurchase of shares.

On January 31, 2024, there were 148 holders of record of our common stock, and a greater number of beneficial holders of our common stock for whom shares were held in a “nominee” or “street” name.

The following table sets forth information with respect to our repurchases of common stock during the three months ended December 31, 2023:

				Maximum Number
				of Shares (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	under the Plans or
	Shares Purchased	Paid per Share	Programs	Programs (2)
October 1 - October 31:
Employee transactions (1)	3,438	$4.99	—	$—
November 1 - November 30:
Employee transactions (1)	8,675	4.44	—	—
December 1 - December 31:
Employee transactions (1)	8,983	4.36	—	—
Share repurchase program (2)	248,205	4.52	—	3,878,000
Total:
Employee transactions (1)	21,096	$4.49	—	$—
Share repurchase program (2)	248,205	$4.52	—	$3,878,000
(1)	Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement restricted stock units or the issuance of unrestricted shares of common stock.
(2)	In November 2023, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $5 million of our common stock through December 31, 2025. Shares repurchased under the program are subsequently retired. The average price paid per share includes any broker commissions.

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

Item 6. [RESERVED]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended December 31, 2023 and 2022 that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report on Form 10-K, particularly in “Risk Factors.” The forward-looking statements included in this annual report on Form 10-K are made only as of the date hereof.

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering website accessibility compliance at all price points to businesses of all sizes. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In 2023, we continued to focus on product innovation, expanding revenue and managing expenses.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on recurring revenue growth in both channels, while still offering our Website and Native Mobile App report services and PDF services that provide non-recurring revenue. For the year ended December 31, 2023, total revenue increased by 5% over the prior year. As of December 31, 2023, Annual Recurring Revenue (“ARR”) was approximately $31.2 million, which represented an increase of 7% from December 31, 2022. Refer to Other Key Operating Metrics below for details on how we calculate ARR.

As of December 31, 2023, AudioEye had approximately 110,000 customers, an increase from 86,000 customers at December 31, 2022. The increase in customer count was driven by additions in the Partner and Marketplace channel.

In the twelve months ended December 31, 2023, revenue from our Partner and Marketplace grew 13% from prior year comparable period. This channel represented about 60% of ARR at the end of December 2023. In the twelve months ended December 31, 2023, total Enterprise revenue, inclusive of revenue from the acquisition of BOIA in March 2022, decreased by 5% due to the reduction in revenue from one large customer. The Enterprise channel represented about 40% of ARR at the end of December 2023.

We had one major customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 17% of our revenue in each of the years ended December 31, 2023 and 2022.

The Company continued to invest in Research and Development in 2023. Total Research and Development cost, as defined under Research and Development section in the Results of Operations below, was 29% of total revenue in 2023. Total research and development cost increased primarily due to additional investments in engineering and product talent.

With revenue for the twelve months ended 2023 increasing 5% from prior year comparable period, both Sales and Marketing expense and General and Administrative expense decreased from 2022. This decrease was mainly driven by efficiencies implemented during the year in these areas and lower stock compensation expense and litigation expense.

We provide further commentary on our Results of Operation below.

Results of Operations

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the year ended December 31, 2023 with the year ended December 31, 2022. Our results of operations in these periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Year ended
	December 31,		Change
(in thousands)	2023	2022	$	%
Revenue	$31,316	$29,913	$1,403	5%
Cost of revenue	(6,974)	(7,219)	245	(3)%
Gross profit	24,342	22,694	1,648	7%
Operating expenses:
Selling and marketing	11,781	13,657	(1,876)	(14)%
Research and development	6,989	6,085	904	15%
General and administrative	11,537	13,381	(1,844)	(14)%
Total operating expenses	30,307	33,123	(2,816)	(9)%
Operating loss	(5,965)	(10,429)	4,464	(43)%
Interest income (expense), net	93	(4)	97	(2,425)%
Net loss	$(5,872)	$(10,433)	$4,561	(44)%

Revenue

The following table presents our revenues disaggregated by sales channel:

	Year ended December 31,		Change
(in thousands)	2023	2022	$	%
Partner and Marketplace	$18,027	$15,972	$2,055	13%
Enterprise	13,289	13,941	(652)	(5)%
Total revenues	$31,316	$29,913	$1,403	5%

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

For the year ended December 31, 2023, total revenue increased by 5% over the prior year. The increase in Partner and Marketplace channel revenue was the result of continued expansion with existing partners and execution of new partnerships agreements in the period. The decrease in Enterprise channel revenue was driven primarily by the reduction in revenue from one large customer.

Cost of Revenue and Gross Profit

	Year ended December 31,		Change
(in thousands)	2023	2022	$	%
Revenue	$31,316	$29,913	$1,403	5%
Cost of revenue	(6,974)	(7,219)	245	(3)%
Gross profit	$24,342	$22,694	$1,648	7%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the year ended December 31, 2023, cost of revenue decreased by 3% over the prior year. The decrease in cost of revenue is primarily due to efficiencies achieved from infrastructure platform improvements and lower overhead costs from facilities.

For the year ended December 31, 2023, gross profit increased by 7% over the prior year. The increase in gross profit was a result of increased revenue with a corresponding decrease to cost of revenue.

Selling and Marketing Expenses

	Year ended
	December 31,		Change
(in thousands)	2023	2022	$	%
Selling and marketing	$11,781	$13,657	$(1,876)	(14)%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the year ended December 31, 2023, selling and marketing expenses decreased by 14% over the prior year. The decrease in selling and marketing expenses resulted primarily from a reduction in online media and third-party marketing expenses and a reduction to stock compensation expense which was partially offset by higher personnel costs.

Research and Development

	Year ended
	December 31,		Change
(in thousands)	2023	2022	$	%
Research and development expense	$6,989	$6,085	$904	15%
Plus: Capitalized research and development cost	1,946	1,160	786	68%
Total research and development cost	$8,935	7,245	$1,690	23%

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

For the year ended December 31, 2023, research and development expenses increased by 15% over the prior year. This increase was driven by higher personnel cost. For the year ended December 31, 2023, capitalized research and development cost increased by 68% over the prior year. The increase to capitalized research cost was the result of engineering personnel spending more time on product development than in previous comparable periods. Total research and development cost, which includes both R&D expenses and capitalized R&D costs, increased 23% from 2022 to 2023.

General and Administrative Expenses

	Year ended
	December 31,		Change
(in thousands)	2023	2022	$	%
General and administrative	$11,537	$13,381	$(1,844)	(14)%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, general corporate expenses including legal fees, and occupancy costs.

For the year ended December 31, 2023, general and administrative expenses decreased by 14% over the prior year. The decrease in general and administrative expenses was due primarily to lower legal expenses towards non-recurring litigation and lower stock compensation expense.

Interest Expense

	Year ended
	December 31,		Change
(in thousands)	2023	2022	$	%
Interest income (expense), net	$93	$(4)	$97	(2,425)%

For the year ended December 31, 2023, interest income, net consisted primarily of income from investment in money market funds, which was partially offset by interest on our term loan acquired in the fourth quarter of 2023. For the year ended December 31, 2022, interest expense consisted of interest on our finance lease liabilities.

Other Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annual recurring fee under each active contract at the date of determination, plus (ii) for our Partner and Marketplace channel, the monthly fee for all active customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are cancelable, which may impact future ARR. ARR excludes revenue from our PDF remediation services business, one-time Website and Mobile App report services business and other miscellaneous non-

recurring services. As of December 31, 2023, ARR was $31.2 million, which represents an increase of 7% year-over-year, driven by growth in our Partner and Marketplace channel.

Use of Non-GAAP Financial Measures

From time to time, we review adjusted financial measures that assist us in comparing our operating performance consistently over time, as such measures remove the impact of certain items, as applicable, such as our capital structure (primarily interest charges), items outside the control of the management team (taxes), and expenses that do not relate to our core operations, including transaction and litigation-related expenses and other costs that are expected to be non-recurring. In order to provide investors with greater insight and allow for a more comprehensive understanding of the information used in our financial and operational decision-making, the Company has supplemented the consolidated financial statements presented on a GAAP basis in this Annual Report on Form 10-K with the following non-GAAP financial measures: Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted earnings (loss) per diluted share.

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

Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Earnings (Loss) per Diluted Share

We define: (i) Adjusted EBITDA as net income (loss), plus (less) interest expense (income), plus depreciation and amortization expense, plus stock-based compensation expense, plus non-cash valuation adjustment to contingent consideration, plus certain litigation expense, plus certain acquisition expense, plus executive team restructuring cost, and plus loss on disposal or impairment of long-lived assets; (ii) Adjusted EBITDA margin as Adjusted EBITDA as a percentage of GAAP revenue; and (iii) Adjusted earnings (loss) per diluted share as net income (loss) per diluted common share, plus (less) interest expense (income), plus depreciation and amortization expense, plus stock-based compensation expense, plus non-cash valuation adjustment to contingent consideration, plus certain litigation expense, plus certain acquisition expense, plus executive team restructuring cost, and plus loss on disposal or impairment of long-lived assets, each on a per share basis. Adjusted earnings per diluted share would include incremental shares in the share count that are considered anti-dilutive in a GAAP net loss position. However, no incremental shares apply when there is an Adjusted loss per diluted share, as is the case for one of the periods presented in this Annual Report on Form 10-K.

Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted earnings (loss) per diluted share are used to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. All of the items adjusted in the Adjusted EBITDA to net loss and the Adjusted earnings (loss) per share calculations are either recurring non-cash items, or items that management does not consider in assessing our on-going operating performance. In the case of the non-cash items, such as stock-based compensation expense and valuation adjustments to assets and liabilities, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are expected to be less susceptible to variances in actual performance resulting from expenses that do not relate to our core operations and are more reflective of other factors that affect operating performance. In the case of items that do not relate to our core operations, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

Adjusted EBITDA is not a measure of liquidity under GAAP, or otherwise, and is not an alternative to cash flow from continuing operating activities, despite the advantages regarding the use and analysis of these measures as mentioned above. Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted earnings (loss) per diluted share, as disclosed in this Annual Report on Form 10-K, have limitations as analytical tools, and you should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use.

To properly and prudently evaluate our business, we encourage readers to review the consolidated GAAP financial statements included elsewhere in this Annual Report on Form 10-K, and not rely on any single financial measure to evaluate our business. The following table sets forth reconciliations of Adjusted EBITDA to net loss, the most directly comparable GAAP-based measure, and Adjusted earnings (loss) per diluted share to net loss per diluted share, the most directly comparable GAAP-based measure.

	Year ended
	December 31,
(in thousands, except per share data)	2023	2022
Adjusted EBITDA Reconciliation
Net loss (GAAP)	$(5,872)	$(10,433)
Non-cash valuation adjustment to contingent consideration	442	346
Interest (income) expense, net	(93)	4
Stock-based compensation expense	3,698	4,566
Acquisition expense (1)	—	247
Litigation expense (2)	415	1,916
Executive team restructuring cost (3)	247	246
Depreciation and amortization	2,268	2,111
Loss on disposal or impairment of long-lived assets	235	51
Adjusted EBITDA	$1,340	$(946)
Adjusted EBITDA margin (4)	4%	(3)%

Adjusted Earnings (Loss) per Diluted Share Reconciliation
Net loss per common share (GAAP) — diluted	$(0.50)	$(0.91)
Non-cash valuation adjustment to contingent consideration	0.04	0.03
Interest (income) expense, net	(0.01)	—
Stock-based compensation expense	0.31	0.40
Acquisition expense (1)	—	0.02
Litigation expense (2)	0.04	0.17
Executive team restructuring cost (3)	0.02	0.02
Depreciation and amortization	0.19	0.18
Loss on disposal or impairment of long-lived assets	0.02	—
Adjusted earnings (loss) per diluted share (5)	$0.11	$(0.08)
Diluted weighted average shares (GAAP)	11,766	11,477
Includable incremental shares (Non-GAAP) (5)	338	—
Adjusted diluted shares (Non-GAAP) (6)	12,104	11,477
(1)	Represents legal and accounting fees associated with the BOIA acquisition.
(2)	Represents legal expenses related primarily to non-recurring litigation pursued by the Company.
(3)	Represents severance expense associated with the restructuring in executive roles.
(4)	Net loss as a percentage of GAAP revenues, which is the GAAP-based measure most comparable to Adjusted EBITDA margin, was (19)% and (35)%, respectively, for the years ended December 31, 2023 and 2022. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of GAAP revenue.
(5)	Adjusted earnings per adjusted diluted share for our common stock is computed using the treasury stock method.
(6)	The number of diluted weighted average shares used for this calculation is the same as the weighted average common shares outstanding share count when the Company reports a GAAP net loss and a negative Adjusted EBITDA.

Liquidity and Capital Resources

Working Capital

As of December 31, 2023, we had $9.2 million in cash and working capital of $3.2 million. The increase in working capital in 2023 was primarily due to our $7 million term loan acquired in the fourth quarter of 2023, and was partially offset by the $1.4 million increase in current liability associated with the contingent consideration relating to the BOIA earn-out as the final payment is expected to be settled in the second quarter of 2024.

On February 11, 2021, we entered into an At The Market (“ATM”) Sales Agreement with B. Riley Securities, Inc. (“Agent”), under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock to or through the Agent as its sales agent, having an aggregate offering price of up to $30 million. In 2021, the Company issued 471,970 shares of its common stock under the ATM offering and raised $16,534,000, net of transaction expenses. No shares of common stock were sold under the ATM offering in 2023 or 2022.

As of December 31, 2023, we had $2.4 million in current contingent consideration liability recognized in connection with the acquisition of BOIA, and $7.0 million in noncurrent term loan which matures on November 30, 2026. We have no off-balance sheet arrangements, and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

	At December 31,
(in thousands)	2023	2022
Current assets	$14,776	$12,966
Current liabilities	(11,529)	(11,062)
Working capital	$3,247	$1,904

Cash Flows

	Year ended
	December 31,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$318	$(4,999)
Net cash used in investing activities	(2,156)	(5,733)
Net cash provided by (used in) financing activities	4,170	(1,330)
Net increase (decrease) in cash	$2,332	$(12,062)

For the year ended December 31, 2023, in relation to the prior year, cash provided by operating activities increased primarily due to lower patent litigation costs and a reduction in sales and marketing costs, driven mainly by lower digital, consulting and third-party costs.

For the year ended December 31, 2023, in relation to the prior year, cash used in investing activities decreased primarily due to the acquisition of BOIA in 2022, for which we paid $4.5 million, net of cash acquired and receipts associated with net working capital adjustments. Cash used for investing activities in 2023 related primarily to cash outlays for software development costs.

For the year ended December 31, 2023, in relation to the prior year, cash provided by financing activities increased due to a $7.0 million term loan obtained in November 2023. This increase was partially offset by a $366,000 increase in stock repurchases in 2023, as well as $974,000 payment towards our contingent consideration in the first quarter of 2023 in connection with the acquisition of BOIA, of which $908,000 and $66,000 are classified as cash used in financing and operating activities, respectively.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates under different assumptions or conditions.

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

We also recognize the contingent consideration liability resulting from a business combination based on its fair value, which is determined both initially and in each reporting period preceding the end of the measurement period using the Monte-Carlo simulation model. The model incorporates key assumptions, including non-recurring and recurring revenue metrics. Changes in estimated revenue and outcomes different from estimates could cause a significant adjustment to earnings in a reporting period as the fair value of the liability is highly dependent on management’s estimate.

Goodwill is recorded based on the excess of purchase price over the estimated fair value of net assets acquired and is not amortized. The value of goodwill is highly dependent on the assessed fair value of intangible assets and contingent consideration liability at acquisition. Both intangible assets and goodwill are evaluated periodically for impairment.

Refer to Note 2 - Significant Accounting Policies to our consolidated financial statements for a complete discussion of the significant accounting policies and methods used in the preparation of our consolidated financial statements, including our accounting policies related to stock-based compensation and intangible assets.

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

Item 9A.  Controls and Procedures

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or of our Board of Directors; and
3.	provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control — 2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes to our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed above.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, no director or executive officer adopted, modified or terminated a “10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

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

Item 11.  Executive Compensation

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

Item 12.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

Item 14.  Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	The following documents are filed as part of this report:
(1)	Financial Statements — See Index to Financial Statements on page F-1 below and the financial pages that follow.
(2)	Financial Statements Schedules — As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.
(3)	Exhibits — The following exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

		Incorporation by Reference
Exhibit No.	Description	Form	Date of Filing	Exhibit No.	Filed Herewith
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of August 8, 2022	10-Q	August 9, 2022	3.1

3.2	Certificate of Elimination of the Series A Convertible Preferred Stock, dated as of August 8, 2022	10-Q	August 9, 2022	3.4

3.3	By-Laws of AudioEye, Inc. (as amended as of March 24, 2023)	8-K	March 28, 2023	3.1

4.1	Description of Registered Securities				X

4.2	Form of Senior Indenture	S-3	February 7, 2024	4.2

4.3	Form of Subordinated Indenture	S-3	February 7, 2024	4.3

10.1*	AudioEye, Inc. 2012 Incentive Compensation Plan effective December 19, 2012	S-1/A	January 11, 2013	10.13

10.2*	AudioEye, Inc. 2013 Incentive Compensation Plan effective August 20, 2013	S-8	August 28, 2013	4.2

10.3*	AudioEye, Inc. 2014 Incentive Compensation Plan effective January 27, 2014	S-1/A	February 4, 2014	10.20

10.4*	AudioEye, Inc. 2015 Incentive Compensation Plan effective September 5, 2014	10-Q	November 7, 2014	10.1

10.5*	AudioEye, Inc. 2016 Incentive Compensation Plan effective December 17, 2015	10-K	March 27, 2019	10.13

10.6*	Form of Restricted Stock Unit Award Agreements for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans	10-K	March 27, 2019	10.30

10.7*	Form of Performance Option Agreement for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans	10-K	March 27, 2019	10.31

10.8*	Form of Stock Option Agreement for grants under the AudioEye, Inc. 2012, 2013, 2014, 2015 and 2016 Incentive Compensation Plans	10-K	March 27, 2019	10.32

10.9*	AudioEye, Inc. 2019 Equity Incentive Plan (as amended and restated on May 18, 2020)	10-Q	August 13, 2020	10.1

10.10*	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Incentive Stock Option Agreement	8-K	May 14, 2019	10.3

10.11*	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Nonqualified Stock Option Agreement	8-K	May 14, 2019	10.4

10.12*	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Restricted Stock Unit Agreement	8-K	May 14, 2019	10.5

10.13*	AudioEye, Inc. 2020 Equity Incentive Plan, as amended through May 20, 2022	8-K	May 24, 2022	10.1

10.14*	Form of Restricted Stock Unit Award Agreement (Time-Based) under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.2

10.15*	Form of Restricted Stock Unit Award Agreement (Non-Employee Director Awards) under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.3

10.16*	Form of Performance Stock Unit Award Agreement (Performance-Based) under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.4

10.17*	Form of Incentive Stock Option Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.5

10.18*	Form of Non-Qualified Stock Option Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.6

10.19*	Form of Other Stock-Based Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.7

10.20*	AudioEye, Inc. Employee Stock Purchase Plan	8-K	May 24, 2022	10.2

10.21*	Executive Employment Agreement dated July 1, 2015 between Dr. Carr Bettis and AudioEye, Inc.	8-K	July 8, 2015	10.1

10.22*	Amendment to Executive Employment Agreement dated May 18, 2021 between Dr. Carr Bettis and AudioEye, Inc.	10-Q	August 11, 2021	10.1

10.23*	Second Amendment to Executive Employment Agreement by and between AudioEye, Inc. and Carr Bettis, dated March 25, 2023	8-K	March 28, 2023	10.1

10.24*	Amended and Restated Employment Agreement by and between AudioEye, Inc. and David Moradi, dated April 5, 2022	8-K	April 8, 2022	10.1

10.25*	Amendment dated December 26, 2023 to the Amended and Restated Employment Agreement by and between AudioEye, Inc. and David Moradi, dated April 5, 2022	8-K	December 28, 2023	10.1

10.26*	Notice of Award of Performance Shares to David Moradi dated August 20, 2020 under the AudioEye, Inc. 2019 Equity Incentive Plan	8-K	August 24, 2020	10.2

10.27*	Performance Stock Unit Agreement, dated March 11, 2021 between the Company and David Moradi	8-K	March 15, 2021	10.1

10.28*	Executive Employment Agreement, dated June 10, 2021, between the Company and Kelly Georgevich	8-K	June 23, 2021	10.1

10.29	Loan and Security Agreement, dated as of November 30, 2023, by and between AudioEye, Inc., Springtime, Inc. and SG Credit Partners, Inc.				X

10.30	Form of Securities Purchase Agreement by and between AudioEye, Inc. and each Purchaser dated August 6, 2018	8-K	August 7, 2018	10.1

10.31	Schedule of Certain Parties to Securities Purchase Agreements and Registration Rights Agreements dated as of August 6, 2018	10-K	March 27, 2019	10.35

10.32	Stock Purchase Agreement dated as of March 9, 2022, by and between AudioEye, Inc., Mark Shapiro, Kim Testa, Garry Harstad, Ken Berquist and Betaspring Fund 100, LLC, and Mark Shapiro, as Sellers’ Representative	8-K	March 11, 2022	10.1

10.33*	Form of AudioEye, Inc. Indemnification Agreement (Directors and Executive Officers)	8-K	December 16, 2019	10.1

10.34*	Transition and Separation Agreement effective as of August 18, 2023 between the Company and Dominic Varacalli	8-K	August 21, 2023	10.1

10.35*	Consulting Agreement effective as of September 30, 2023 between the Company and Dominic Varacalli	8-K	August 21, 2023	10.2

14.1	Code of Business Conduct and Ethics	10-K	March 27, 2019	14.1

23.1	Consent of MaloneBailey LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included in signature page)				X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97	AudioEye, Inc. Compensation Recovery Policy	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Constitutes a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of March, 2024.

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

Signature	Title	Date

/s/ David Moradi	Chief Executive Officer, Director	March 7, 2024
David Moradi	(Principal Executive Officer)

/s/ Kelly Georgevich	Chief Financial Officer	March 7, 2024
Kelly Georgevich	(Principal Financial and Accounting Officer)

/s/ Dr. Carr Bettis	Executive Chairman, Director	March 7, 2024
Dr. Carr Bettis

/s/ Anthony Coelho	Director	March 7, 2024
Anthony Coelho

/s/ Jamil Tahir	Director	March 7, 2024
Jamil Tahir

/s/ Dr. Katherine Fleming	Director	March 7, 2024
Dr. Katherine Fleming

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDIOEYE, INC.

consolidated FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AudioEye, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AudioEye, Inc. and its subsidiary (collectively the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Houston, Texas

March 7, 2024

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

	December 31,	December 31,
(in thousands, except per share data)	2023	2022
ASSETS
Current assets:
Cash	$9,236	$6,904
Accounts receivable, net of allowance for doubtful accounts of $496 and $468, respectively	4,828	5,418
Prepaid expenses and other current assets	712	644
Total current assets	14,776	12,966

Property and equipment, net of accumulated depreciation of $251 and $254, respectively	218	161
Right of use assets	611	1,154
Intangible assets, net of accumulated amortization of $7,423 and $5,978, respectively	5,783	6,041
Goodwill	4,001	4,001
Other	106	105
Total assets	$25,495	$24,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,339	$2,452
Operating lease liabilities	312	468
Finance lease liabilities	7	38
Deferred revenue	6,472	7,125
Contingent consideration	2,399	979
Total current liabilities	11,529	11,062

Long term liabilities:
Term loan, net	6,727	—
Operating lease liabilities	417	745
Finance lease liabilities	—	7
Deferred revenue	10	73
Contingent consideration, long term	—	1,952
Other	105	—
Total liabilities	18,788	13,839

Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Common stock, $0.00001 par value, 50,000 shares authorized, 11,711 and 11,551 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Additional paid-in capital	96,182	93,070
Accumulated deficit	(89,476)	(82,482)
Total stockholders’ equity	6,707	10,589

Total liabilities and stockholders’ equity	$25,495	$24,428

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2023	2022
Revenue	$31,316	$29,913

Cost of revenue	6,974	7,219

Gross profit	24,342	22,694

Operating expenses:
Selling and marketing	11,781	13,657
Research and development	6,989	6,085
General and administrative	11,537	13,381
Total operating expenses	30,307	33,123

Operating loss	(5,965)	(10,429)

Interest income (expense), net	93	(4)

Net loss	$(5,872)	$(10,433)

Net loss per common share-basic and diluted	$(0.50)	$(0.91)

Weighted average common shares outstanding-basic and diluted	11,766	11,477

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

TWO YEARS ENDED DECEMBER 31, 2023

					Additional
	Common stock		Preferred stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	11,435	$1	—	$—	$88,889	$(71,293)	$17,597
Common stock issued upon settlement of restricted stock units	285	—	—	—	—	—	—
Issuance of common stock for services	43	—	—	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(73)	—	—	—	(385)	—	(385)
Common stock repurchased for retirement	(139)	—	—	—	—	(756)	(756)
Stock-based compensation	—	—	—	—	4,566	—	4,566
Net loss	—	—	—	—	—	(10,433)	(10,433)
Balance, December 31, 2022	11,551	$1	—	$—	$93,070	$(82,482)	$10,589
Common stock issued upon settlement of restricted stock units	483	—	—	—	—	—	—
Issuance of common stock for services	41	—	—	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	15	—	—	—	67	—	67
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(131)	—	—	—	(653)	—	(653)
Common stock repurchased for retirement	(248)	—	—	—	—	(1,122)	(1,122)
Stock-based compensation	—	—	—	—	3,698	—	3,698
Net loss	—	—	—	—	—	(5,872)	(5,872)
Balance, December 31, 2023	11,711	$1	—	$—	$96,182	$(89,476)	$6,707

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,872)	$(10,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,268	2,111
Loss on disposal or impairment of long-lived assets	235	51
Stock-based compensation expense	3,698	4,566
Amortization of deferred commissions	60	113
Amortization of debt discount and issuance costs	8	—
Amortization of right-of-use assets	358	556
Change in fair value of contingent consideration	442	346
Provision for accounts receivable	61	356
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	529	(26)
Prepaid expenses and other assets	(119)	(151)
Accounts payable and accruals	(190)	(1,045)
Operating lease liability	(444)	(528)
Deferred revenue	(716)	(915)
Net cash provided by (used in) operating activities	318	(4,999)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(171)	(72)
Software development costs	(1,946)	(1,160)
Patent costs	(39)	(17)
Payment for acquisition	—	(4,484)
Net cash used in investing activities	(2,156)	(5,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan, net of lender fees	6,895	—
Payments for costs directly attributable to the issuance of term loan	(71)	—
Repurchase of common stock	(1,122)	(756)
Proceeds from employee stock purchase plan	67	—
Settlement of contingent consideration	(908)	(132)
Payments related to settlement of employee stock-based awards	(653)	(385)
Repayments of finance leases	(38)	(57)
Net cash provided by (used in) financing activities	4,170	(1,330)

Net increase (decrease) in cash and cash equivalents	2,332	(12,062)
Cash and cash equivalents-beginning of period	6,904	18,966
Cash and cash equivalents-end of period	$9,236	$6,904

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$4	$4
Income taxes paid	—	8

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	15	3
Reduction in right-of-use asset in connection with a partial lease termination	38	—
Reduction in lease liability in connection with a partial lease termination	40	—
Debt discount included in long term liabilities	105	—
Right-of-use assets and operating lease obligations recognized during the year	—	876
Contingent consideration recorded in connection with acquisition	—	2,585

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

AudioEye, Inc. and its wholly-owned subsidiary, Springtime, Inc. (“we”, “us”, “our”, “AudioEye” or the “Company”) operates in one segment as a provider of patented, Internet content publication and distribution software and related services that enables conversion of digital content into accessible formats and allows for real time distribution to end users on any Internet connected device. The Company’s focus is to create more comprehensive access to Internet, and other media to all people regardless of their device, location, or disabilities.

Our common stock is listed on The Nasdaq Capital Market under the symbol “AEYE” since September 4, 2018. Prior to September 4, 2018, our common stock was listed on the OTCQB and the OTC Bulletin Board since April 15, 2013 under the same symbol.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the consolidated financial statements. The Company has a fiscal year ending on December 31.

All amounts in the consolidated financial statements, notes and tables have been rounded to the nearest thousand dollars, except share and per share amounts, unless otherwise indicated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to stock-based compensation, allowance for doubtful accounts, and intangible assets. Actual results may differ from these estimates.

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

DECEMBER 31, 2023 AND 2022

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

The following table presents our revenues disaggregated by sales channel:

	Year ended December 31,
(in thousands)	2023	2022
Partner and Marketplace	$18,027	$15,972
Enterprise	13,289	13,941
Total revenues	$31,316	$29,913

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

The table below summarizes our deferred revenue as of December 31, 2023 and 2022:

	As of December 31,
(in thousands)	2023	2022
Deferred revenue - current	$6,472	$7,125
Deferred revenue - noncurrent	10	73
Total deferred revenue	$6,482	$7,198

In the year ended December 31, 2023 we recognized $7,100,000, or 99%, in revenue from deferred revenue outstanding as of December 31, 2022.

We had one major customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 17% of our revenue in each of the years ended December 31, 2023 and 2022.

One customer represented 16% and 22%, respectively, of total accounts receivable as of December 31, 2023 and 2022.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The table below summarizes the deferred commission costs as of December 31, 2023 and 2022:

	As of December 31,
(in thousands)	2023	2022
Deferred costs – current	$20	$49
Deferred costs - noncurrent	2	12
Total deferred costs	$22	$61

Amortization expense associated with sales commissions was included in selling and marketing expenses on the statements of operations and totaled $60,000 and $113,000 for the years ended December 31, 2023 and 2022, respectively.

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

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the client and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $496,000 and $468,000 at December 31, 2023 and 2022, respectively. The Company believes that its reserve is adequate, however results may differ in future periods. For the years ended December 31, 2023 and 2022, bad debt expense totaled $61,000 and $356,000, respectively.

Property and Equipment

Property and equipment includes office and computer equipment. Property and equipment are carried at the cost of acquisition and depreciated using the straight-line method over their estimated useful lives, which typically is 3 years. Costs associated with repairs and maintenance are expensed as incurred. Upon disposition of property and equipment, the cost and the related accumulated depreciation associated with the disposed asset are removed from the accounts and any gain or loss on disposition is included in the results of operations in the year of disposal.

Property and equipment acquired in the years ended December 31, 2023 and 2022 totaled $183,000 and $64,000, respectively. Depreciation expense was $98,000 and $86,000 for the years ended December 31, 2023 and 2022, respectively.

Capitalized Software Development Costs

In accordance with ASC 350-40, the Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed, and it is probable that the software will be used as intended, until the software is available for general release. Capitalized software costs include (i) external direct costs of developing or obtaining computer software, and (ii) compensation and related benefits for employees who are directly associated with the software project.

Capitalized software costs are included in intangible assets on our consolidated balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which is typically three years. Amortization expense is included in cost of revenue on the statements of operations and totaled $1,510,000 and $1,201,000 for the years ended December 31, 2023 and

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

2022, respectively. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Refer to Note 4 – Intangible Assets for additional information regarding our Capitalized Software Development Costs.

Patents

We capitalize patent application costs, including registration, documentation, and other legal fees associated with the application, which are incurred through the months the patent application is filed. Costs associated with provisional application filings are expensed as incurred. Costs incurred to renew or extend the term of recognized intangible assets, including patent annuities and fees, and costs incurred in prosecuting alleged infringements of our patents are expensed as incurred. Patents are included in intangible assets on our consolidated balance sheet.

We amortize capitalized patent costs on a straight-line basis over their estimated useful lives, which is generally 5 years, beginning with the date the patents are issued. We evaluate the capitalized costs for impairment and write off the carrying value of abandoned patents or patent applications. We also write off capitalized costs associated to patents not granted. Refer to Note 4 – Intangible Assets for additional information regarding our patents.

Goodwill, Intangible Assets and Long-Lived Assets

Goodwill is tested for impairment at least annually, and more frequently upon the occurrence of certain events that may indicate that the carrying value of goodwill may not be recoverable. Events or circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or in legal factors, an adverse action or assessment by a regulator, a loss of key personnel, significant changes in the strategy for our overall business, significant negative industry or economic trends, significant underperformance relative to operating performance indicators, a significant decline in market capitalization and significant changes in competition. We complete our annual impairment test during the fourth quarter of each year, at the reporting unit level, which is at the company level since we operate in one single reporting segment.

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

Once we determine that a potential impairment indicator exists, we perform the test for recoverability by comparing the estimated future undiscounted cash flows associated with the intangible assets with the intangible asset’s carrying amount. Where the carrying value of the intangible asset exceeds the future undiscounted cash flows associated with the intangible assets, it is determined that the value of those intangible assets cannot be recovered. For an intangible asset failing the recoverability test, an impairment charge is recorded for the difference between the carrying value and the estimated fair value. No impairment losses associated with goodwill or intangible assets were incurred during the years ended December 31, 2023 and 2022.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The table below provides information on our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value
(in thousands)	Fair Value	Hierarchy
Contingent consideration (1), December 31, 2023	$2,399	Level 3
Contingent consideration (2), December 31, 2022	$2,931	Level 3
(1)	Contingent consideration is a liability recorded in connection with the acquisition of the Bureau of Internet Accessibility Inc. (“BOIA”) in the first quarter of 2022 (refer to Note 3 – Acquisitions for additional information on the BOIA acquisition). The fair value of the contingent consideration was determined by management based on revenues from BOIA’s offering for 2022 and 2023. We made a $974,000 payment towards the contingent consideration liability in 2023 and expect to settle the remaining liability in the second quarter of 2024.
(2)	Contingent consideration is a liability recorded in connection with the acquisition of BOIA acquisition. The fair value of the contingent consideration was determined by management with the assistance of an independent third-party valuation specialist using the Monte-Carlo simulation.

Debt Discount and Debt Issuance Costs

Costs related to the issuance of debt due to the lender (debt discount) or to third parties (debt issuance costs) are capitalized and amortized to interest expense based on the effective interest method over the term of the related debt. Debt discount and debt issuance costs are presented on the Company’s consolidated balance sheets as a direct deduction from the carrying amount of our term loan.

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

DECEMBER 31, 2023 AND 2022

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

Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted EPS is calculated based on the net income (loss) available to common stockholders and the weighted average number of shares of common stock outstanding during the period, adjusted for the effects of all potential dilutive common stock issuances related to options and restricted stock. The dilutive effect of our stock-based awards is computed using the treasury stock method, which assumes all stock-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (i.e., the difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. However, when a net loss exists, no potential common stock equivalents are included in the computation of the diluted per-share amount because the computation would result in an anti-dilutive per-share amount.

Potentially dilutive securities outstanding as of December 31, 2023 and 2022, which were excluded from the computation of basic and diluted net loss per share for the years then ended, are as follows:

	December 31,
(in thousands)	2023	2022
Options	112	156
Restricted stock units	1,707	1,803
Total	1,819	1,959

Stock Repurchases

In the fourth quarter of 2023, the Board of Directors of the Company approved a program to repurchase up to $5 million of its outstanding shares of common stock through December 31, 2025. In the twelve months ended December 31, 2023, we used $1.12 million of the program in repurchasing shares. As of December 31, 2023, we had $3.88 million remaining for the repurchase of shares.

In the second quarter of 2022, the Board of Directors of the Company approved a program to repurchase up to $3 million of its outstanding shares of common stock. In the twelve months ended December 31, 2023 and 2022, we used zero and $0.8 million, respectively, of the program in repurchasing shares. In August 2023, the 2022 share repurchase program was terminated.

Shares repurchased by the Company are immediately retired. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Employee Stock Purchase Plan

In May 2022, the stockholders of the Company approved the Company’s Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of up to 500,000 shares of common stock. Eligible employees may elect to have a percentage of eligible compensation withheld to purchase shares of our common stock at the end of each purchase period. The Company expects each purchase period to be the six-month periods ending on June 30 or December 31 of each calendar year. The purchase price per share is expected to equal 85% of the fair market value of our common stock on the last trading day of the purchase period. Under the ESPP, a participant may not be granted rights to purchase more than $25,000 worth of common stock for each calendar year and no participant may purchase more than 1,500 shares of our common stock (or such other number as the Compensation Committee may designate) on any one purchase date. As of December 31, 2023, 15,484 shares had been issued under the ESPP and 484,516 shares remained available under the plan.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the normal course of business. In determining loss contingencies, we consider the likelihood of the loss or impairment of an asset and the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether to accrue for a loss contingency and adjust any previous accrual.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 effective January 1, 2023 and determined that the update applied to accounts receivable. The adoption did not have a material effect on our consolidated financial statements and did not significantly impact the Company’s accounting policies or estimation methods related to the allowance for doubtful accounts.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Adoption of the ASU should be applied prospectively. The Company elected to early adopt ASU 2021-08 on a prospective basis during the first quarter of 2022. The adoption did not have a material effect on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

We accounted for the acquisition of BOIA as business combination in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”). Accordingly, under the acquisition method of accounting, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

(in thousands)	Balance at March 9, 2022
Assets purchased:
Cash	$398
Accounts receivable	437
Other assets	29
Customer relationships (1)	3,600
Internally-developed software (1)	700
Trade name (1)	50
Goodwill (2)	3,300
Total assets purchased	8,514

Liabilities assumed:
Accounts payable and accrued liabilities	7
Deferred revenue	1,040
Total liabilities assumed	1,047

Net assets acquired	7,467

Consideration:
Cash paid, net of proceeds from working capital adjustment	4,882
Contingent consideration liability (3)	2,585
Total consideration	$7,467
(1)	Acquired intangible assets will be amortized on a straight-line basis over their estimated useful lives of 2 to 7 years. In the twelve months ended December 31, 2023, amortization expense associated with these acquired intangible assets totaled $714,000.
(2)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired.
(3)	The fair value of the contingent consideration liability was determined using the Monte-Carlo simulation. The key assumptions used in the Monte-Carlo simulation were as follows: non-recurring and recurring revenue metrics for the earn-out periods, non-recurring revenue discount rate of 11.5%, recurring revenue discount rate of 10.5%, expected revenue volatility of 24.65%, risk-free rate of 1.58%, buyer specific discount rate of 9.0%, and discount periods of 1.01 year and 2.22 year.

For the twelve months ended December 31, 2023 and 2022, we recorded $442,000 and $346,000, respectively, in change in the fair value of contingent consideration, which is included in General and administrative in the accompanying Consolidated Statement of Operations. In the first quarter of 2023, we made a $974,000 cash payment towards the contingent consideration liability. As of

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

December 31, 2023, contingent consideration totaled $2,399,000, which represents the estimated fair value of the second anniversary payment expected to be settled in the second quarter of 2024.

In the twelve months ended December 31, 2023 and 2022, the Company incurred zero and $247,000, respectively, in transaction costs related to the acquisition of BOIA, which is included on our Consolidated Statement of Operations within General and administrative expenses.

Pro Forma Financials

The following unaudited pro forma results of operations for the year ended December 31, 2022 assumes BOIA had been acquired on January 1, 2022.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on January 1, 2022, nor does it purport to project the results of operations of the combined Company in future periods. The pro forma financial information does not give effect to any anticipated integration costs savings or expenses related to the acquired company.

Pro Forma Combined Financials (unaudited)
(in thousands)	Year ended December 31, 2022
Revenue	$30,576
Net loss attributed to common shareholders	(9,688)

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

NOTE 4 — INTANGIBLE ASSETS

Intangible assets as of December 31, 2023 and 2022 consisted of the following:

	December 31,
(in thousands)	2023	2022
Finite-lived assets:
Patents	$3,899	$3,860
Capitalized software development costs	5,657	4,324
Customer relationships	3,600	3,785
Trade name	50	50
Accumulated amortization	(7,423)	(5,978)
Intangible assets, net	$5,783	$6,041

As of December 31, 2023 and 2022, capitalized cost associated with pending patents totaled $47,000 and 26,000, respectively.

For the year ended December 31, 2023, software development costs capitalized totaled $1,946,000. For the year ended December 31, 2022, software development costs capitalized totaled $1,160,000. In addition, we recorded $700,000 in internally-developed software costs in connection with the BOIA acquisition.

In 2022, we recorded $3,600,000 in customer relationships in connection with the acquisition of BOIA. We amortize our customer relationships on a straight-line basis over the estimated useful lives. Refer to Note 3 – Acquisitions for additional information on the

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

BOIA acquisition. Refer to Note 2 – Significant Accounting Policies for additional information regarding our intangible assets, including specific information on our patents and capitalized software development costs.

The following table summarizes amortization expense associated with intangible assets for the fiscal years ended December 31, 2023 and 2022:

	Year ended December 31,
(in thousands)	2023	2022
Patents	$29	$295
Capitalized software development costs	1,510	1,201
Customer relationships	606	509
Trade name	25	20
Total amortization expense	$2,170	$2,025

The weighted average remaining useful life of our finite-lived intangible assets (in years) as of December 31, 2023 are as follows:

Weighted average remaining amortization period (in years)
Patents	3.6
Capitalized software development costs	2.2
Customer relationships	5.2
Trade name	0.2

For the years ended December 31, 2023 and 2022, loss on impairment of intangible assets totaled zero.

NOTE 5 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company has finance leases to purchase computer equipment. The amortization expense of the leased equipment is included in depreciation expense. As of December 31, 2023 and 2022, the Company’s outstanding finance lease obligations totaled $7,000 and $45,000, respectively. The effective interest rate of the finance leases is estimated at 6.0% based on the implicit rate in the lease agreements.

The following summarizes the assets acquired under finance leases included in property and equipment, net of disposals:

	As of December 31,
(in thousands)	2023	2022
Computer equipment	$162	$214
Less: accumulated depreciation	(156)	(172)
Assets acquired under finance leases, net	$6	$42

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

In the first quarter of 2023, we closed our Marietta, Georgia office. As a result of abandoning the office space prior to its lease expiration in August 2024, we wrote off the associated right-of-use asset in full and recognized a $146,000 loss on impairment, which is included in General and administrative in the accompanying Consolidated Statement of Operations. As of December 31, 2023, the lease liability related to the Marietta, GA office was $79,000.

In addition, the Company entered into membership agreements to occupy shared office space in Lehi, Utah, Portland, Oregon, and Seattle, Washington. Because the membership agreements do not qualify as a lease under ASC 842, we expense the membership fees as they are incurred.

The Company made operating lease payments in the amount of $520,000 and $614,000 during the years ended December 31, 2023 and 2022, respectively.

The following summarizes the total lease liabilities and remaining future minimum lease payments at December 31, 2023 (in thousands):

	Finance	Operating
Year ending December 31,	Leases	Leases	Total
2024	$7	$345	$352
2025	—	219	219
2026	—	225	225
Total minimum lease payments	7	789	796
Less: present value discount	—	(60)	(60)
Total lease liabilities	$7	$729	$736
Current portion of lease liabilities	$7	$312	$319
Long term portion of lease liabilities	$—	$417	$417

The following summarizes expenses associated with our finance and operating leases for the years ended December 31, 2023 and 2022:

	Year ended December 31,
(in thousands)	2023	2022
Finance lease expenses:
Depreciation expense	$31	$52
Interest on lease liabilities	2	4
Total Finance lease expense	33	56
Operating lease expense	434	642
Short-term lease and related expenses	283	188
Total lease expenses	$750	$886

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The following table provides information about the remaining lease terms and discount rates applied as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Weighted average remaining lease term (years)
Operating leases	2.58	3.12
Finance leases	0.35	1.17
Weighted average discount rate (%)
Operating leases	6.00	6.00
Finance leases	6.00	6.00

NOTE 6 — DEBT

On November 30, 2023, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with SG Credit Partners, Inc., a Delaware corporation (the “Lender”). The Loan Agreement provides for a $7.0 million term loan, which is due and payable on the maturity date of November 30, 2026. The interest rate is 6.25% in excess of the base rate, which is defined as the greater of the prime rate and 7.00% per annum, payable in cash on a monthly basis. In the event of default under the Loan Agreement, the Company would be required to pay interest on principal and all other due and unpaid obligations at the current rate in effect plus 3.00%. The proceeds of the term loan may be used to repurchase shares of the Company’s common stock, to fund the contingent consideration associated with the BOIA acquisition, and for working capital and general corporate purposes.

The term loan has a prepayment fee for payments made (i) on or before the 1st anniversary of the closing date equal to a make-whole amount plus 3% of the outstanding principal balance, (ii) after the 1st anniversary of the closing date but before the 2nd anniversary of the closing date equal to 2.00%, and (iii) after the 2nd anniversary of the closing date but before the maturity date equal to 1.00%. The Company paid a commitment fee equal to $105,000 on the closing date and is required to pay an exit fee equal to $105,000 upon the earlier of repayment in full of the obligations, the maturity date and the occurrence of a liquidity event. The commitment and exit fees payable to the lender were recorded as debt discount. The exit fee was included within long term liabilities on our consolidated balance sheet as of December 31, 2023. The Company also incurred $71,000 in third-party expenses in connection with the term loan, which were recorded as debt issuance costs. Debt discount and debt issuance costs are presented as a direct deduction from the carrying amount of our term loan and are amortized to interest expense over the term of the loan using the effective interest method. In 2023, amortization of debt discount and debt issuance costs totaled $6,000 and $2,000, respectively.

The Loan Agreement secured by substantially all of our assets and contains certain customary financial covenants, including the requirements that the Company maintain (i) minimum liquidity of $2.0 million (plus, prior to the payment in full of the contingent consideration associated with the BOIA acquisition, an amount equal to the greater of $2.1 million or the expected amount of the contingent consideration) and (ii) minimum monthly recurring revenue levels measured on a trailing three month average basis as of the last day of each calendar month. The minimum monthly recurring revenue levels commence at $2.3 million and increase for each month after the month ending November 30, 2024 to the greater of $2.3 million and 105% of Borrowers’ monthly recurring revenue for the applicable month in the prior year. The Company was in compliance with the applicable financial loan covenants at December 31, 2023.

As of December 31, 2023, outstanding principal balance of the term loan totaled $7,000,000 and accrued interest thereon totaled $89,000.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

The Company occupies shared office space in Lehi, UT, and Seattle, WA under membership agreements which end in August 2024 and January 2024, respectively. Fees due under these membership agreements are based on the number of contracted seats and the use of optional office services. As of December 31, 2023, minimum fees due under these shared office arrangements totaled $179,000.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Litigation

We may become involved in various routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

NOTE 8 — STOCK-BASED COMPENSATION

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

The following table summarizes the stock-based compensation expense recorded for the years ended December 31, 2023 and 2022:

	Year ended December 31,
(in thousands)	2023	2022
Stock Options	$157	$403
RSUs	3,310	3,934
Unrestricted Shares of Common Stock	219	229
Employee stock purchase plan	12	—
Total	$3,698	$4,566

As of December 31, 2023, the outstanding unrecognized stock-based compensation expense related to stock options and restricted stock units (“RSUs”) was $5,000 and $4,186,000, respectively, which may be recognized through December 2026, subject to achievement of service, performance, and market conditions.

Stock Options

Options granted under our equity incentive plans generally have terms of five years, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant.

The following table summarizes the stock option activity for the years ended December 31, 2023 and 2022:

			Weighted		Intrinsic
		Weighted	Average		Value
	Number of	Average	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2021	191,340	$12.94	3.96	83,070	$71,000
Forfeited/Expired	(35,286)	13.53
Outstanding at December 31, 2022	156,054	$12.81	3.01	108,460	$—
Forfeited/Expired	(43,775)	19.57
Outstanding at December 31, 2023	112,279	$10.17	1.98	110,570	$13,262
Exercisable as of December 31, 2023	110,570	$9.94	1.97		$13,262

There were no options granted or exercised in 2023 and 2022.

Restricted Stock Units

We issue RSUs to employees, officers, directors, and consultants of the Company. The restrictions on time-based RSUs generally lapse over a one- to three-year term of continuous service from the date of grant.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The following table summarizes the RSU activity for year ended December 31, 2023:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value	Vested	Unvested
Restricted stock units outstanding as of December 31, 2022	1,802,655	$6.92	411,668	1,390,987
Granted	728,803	5.12
Settled	(482,854)	6.59
Forfeited/Canceled	(341,346)	5.28
Restricted stock units outstanding at December 31, 2023	1,707,258	$6.54	477,898	1,229,360

In the second quarter of 2022, we granted 400,000 time-based RSUs to our CEO, which will vest over four different dates through August 20, 2025, subject to his continued employment with the Company. For the year ended December 31, 2023 and 2022, we recorded $370,000 and $331,000, respectively, in stock-based compensation expense related to these time-based RSUs.

NOTE 9 — INCOME TAXES

For the years ended December 31, 2023 and 2022, federal and state income tax expense totaled zero.

The Company has net operating loss carryforwards available to reduce future taxable income. At December 31, 2023, the Company had U.S. federal net operating loss carry forwards of $58,094,000, of which (i) $25,202,000 expire at various dates through fiscal 2035, and (ii) $32,892,000 were generated in or after 2018 and can be carried forward indefinitely but will only be able to offset up to 80% of taxable income in any given year. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that the Company will not realize a future tax benefit, a valuation allowance is established.

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carryforwards, including a requirement that losses be offset against future taxable income, if any. In addition, utilization of the U.S. federal and state NOL carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. Accordingly, our net deferred tax asset was zero as of December 31, 2023 and 2022 as the Company established a full valuation allowance of $19,544,000 and $18,938,000, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Significant components of our deferred tax assets and liabilities as of December 31, 2023 and 2022 consist of the following:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Intangible assets	$—	$—
Bad debt expense	130	123
Accrued compensation expense	19	36
Deferred revenue and costs	2	223
Capitalized research and development costs	2,756	1,442
Stock-based compensation	2,598	2,523
Interest expense	—	1
Operating lease liability	192	331
State NOL carryforwards	2,630	3,085
Federal NOL carryforwards	12,200	12,155
State tax credit carryforwards	71	71
Federal tax credit carryforwards	57	57
Total Deferred Tax Assets	20,655	20,047
Valuation allowance	(19,544)	(18,938)
Net deferred tax assets	1,111	1,109
Deferred tax liabilities:
Property and equipment	(439)	(141)
Intangible assets	(512)	(665)
Deferred revenue and costs	—	—
Right of use assets	(160)	(303)
Total deferred tax liabilities	(1,111)	(1,109)
Net deferred tax asset (liability)	$—	$—

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through December 31, 2019. All material state and local income tax matters have been concluded for years through December 31, 2018. The Company is no longer subject to IRS examination for the tax years ended on or before December 31, 2019; however, carryforward losses that were generated through the tax year ended December 31, 2019 may still be adjusted by the IRS if they are used in a future period. The Company had no reserve for uncertain tax positions as of December 31, 2023 and 2022.

NOTE 10 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after December 31, 2023 and based on our evaluation we did not identify any events that would have required recognition or disclosure in these consolidated financial statements.