Form 10-Q
period 2024-03-31
AUDIOEYE INC
filed 2024-04-30
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 25, 2024, 11,638,941 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The financial information set forth below with respect to the consolidated financial statements as of March 31, 2024 and December 31, 2023 and for the three-month periods ended March 31, 2024 and 2023 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month period ended March 31, 2024 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. Certain prior period amounts have been reclassified to conform to current period presentation. The Company presents its unaudited consolidated financial statements, notes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2024	2023

ASSETS
Current assets:
Cash	$7,040	$9,236
Accounts receivable, net of allowance for doubtful accounts of $502 and $496, respectively	5,084	4,828
Prepaid expenses and other current assets	838	712
Total current assets	12,962	14,776

Property and equipment, net of accumulated depreciation of $273 and $251, respectively	238	218
Right of use assets	530	611
Intangible assets, net of accumulated amortization of $7,973 and $7,423, respectively	5,723	5,783
Goodwill	4,001	4,001
Other	107	106
Total assets	$23,561	$25,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,530	$2,339
Operating lease liabilities	249	312
Finance lease liabilities	1	7
Deferred revenue	6,254	6,472
Contingent consideration	2,387	2,399
Total current liabilities	11,421	11,529

Long term liabilities:
Term loan, net	6,750	6,727
Operating lease liabilities	368	417
Deferred revenue	2	10
Other	105	105
Total liabilities	18,646	18,788

Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Common stock, $0.00001 par value, 50,000 shares authorized, 11,662 and 11,711 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	96,905	96,182
Accumulated deficit	(91,991)	(89,476)
Total stockholders’ equity	4,915	6,707

Total liabilities and stockholders’ equity	$23,561	$25,495

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2024	2023
Revenue	$8,083	$7,772

Cost of revenue	1,761	1,702

Gross profit	6,322	6,070

Operating expenses:
Selling and marketing	3,003	3,243
Research and development	1,322	1,746
General and administrative	2,628	3,135
Total operating expenses	6,953	8,124

Operating loss	(631)	(2,054)

Interest income (expense), net	(198)	43

Net loss	(829)	(2,011)

Net loss per common share-basic and diluted	$(0.07)	$(0.17)

Weighted average common shares outstanding-basic and diluted	11,709	11,637

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	11,711	$1	$96,182	$(89,476)	$6,707
Common stock issued upon settlement of restricted stock units	235	—	—	—	—
Issuance of common stock for services	7	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(25)	—	(160)	—	(160)
Common stock repurchased for retirement	(266)	—	—	(1,686)	(1,686)
Stock-based compensation	—	—	883	—	883
Net loss	—	—	—	(829)	(829)
Balance, March 31, 2024	11,662	$1	$96,905	$(91,991)	$4,915

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	11,551	$1	$93,070	$(82,482)	$10,589
Common stock issued upon settlement of restricted stock units	192	—	—	—	—
Issuance of common stock for services	10	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(56)	—	(258)	—	(258)
Stock-based compensation	—	—	1,118	—	1,118
Net loss	—	—	—	(2,011)	(2,011)
Balance, March 31, 2023	11,697	$1	$93,930	$(84,493)	$9,438

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(829)	$(2,011)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	572	526
Loss on disposal or impairment of long-lived assets	—	147
Stock-based compensation expense	883	1,118
Amortization of deferred commissions	10	19
Amortization of debt discount and issuance costs	23	—
Amortization of right of use assets	81	111
Change in fair value of contingent consideration	(12)	55
Provision for accounts receivable	28	(84)
Changes in operating assets and liabilities:
Accounts receivable	(284)	935
Prepaid expenses and other assets	(137)	(7)
Accounts payable and accruals	206	43
Operating lease liability	(112)	(113)
Deferred revenue	(226)	(442)
Net cash provided by operating activities	203	297

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(57)	(7)
Software development costs	(490)	(473)
Net cash used in investing activities	(547)	(480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments related to settlement of employee shared-based awards	(160)	(258)
Settlement of contingent consideration	—	(908)
Repurchase of common stock	(1,686)	—
Repayments of finance leases	(6)	(12)
Net cash used in financing activities	(1,852)	(1,178)

Net decrease in cash	(2,196)	(1,361)
Cash-beginning of period	9,236	6,904
Cash-end of period	$7,040	$5,543

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of AudioEye, Inc. and its wholly-owned subsidiary, Springtime, Inc. (“we”, “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”), as filed with the SEC on March 7, 2024.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and disclosures normally contained in the audited consolidated financial statements as reported in the Company’s Annual Report on Form 10-K have been condensed or omitted in accordance with the SEC’s rules and regulations for interim reporting.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the 2023 Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes to the consolidated financial statements contained in the 2023 Form 10-K when reviewing interim financial results.

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

March 31, 2024

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

Non-subscription revenue consists primarily of PDF remediation and Website and Mobile App report services, and is recognized upon delivery. Consideration payable under PDF remediation arrangements is based on usage. Consideration payable under non-subscription Website and Mobile App report services arrangements is based on fixed fees.

The following table presents our revenues disaggregated by sales channel:

	Three months ended March 31,
(in thousands)	2024	2023
Partner and Marketplace	$4,734	$4,342
Enterprise	3,349	3,430
Total revenues	$8,083	$7,772

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

The table below summarizes our deferred revenue as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(in thousands)	2024	2023
Deferred revenue — current	$6,254	$6,472
Deferred revenue — noncurrent	2	10
Total deferred revenue	$6,256	$6,482

In the three-month period ended March 31, 2024, we recognized $3,055,000, or 47%, in revenue from deferred revenue outstanding as of December 31, 2023.

We had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 16% of our total revenue in each of the three months ended March 31, 2024 and 2023.

One major customer represented 16% of total accounts receivable as of March 31, 2024 and December 31, 2023.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

The table below summarizes the deferred commission costs as of March 31, 2024 and December 31, 2023, which are included in Prepaid expenses and other current assets on our consolidated balance sheets:

	March 31,	December 31,
(in thousands)	2024	2023
Deferred costs — current	$19	$20
Deferred costs — noncurrent	3	2
Total deferred costs	$22	$22

Amortization expense associated with sales commissions was included in Selling and marketing expenses on the consolidated statements of operations and totaled $10,000 and $19,000, respectively, for the three-month periods ended March 31, 2024 and 2023.

Debt Discount and Debt Issuance Costs

Costs related to the issuance of debt due to the lender (debt discount) or to third parties (debt issuance costs) are capitalized and amortized to interest expense based on the effective interest method over the term of the related debt. Debt discount and debt issuance costs are presented on the Company's consolidated balance sheets as a direct deduction from the carrying amount of our term loan.

Employee Stock Purchase Plan

In May 2022, the stockholders of the Company approved the Company’s Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of up to 500,000 shares of common stock. Eligible employees may elect to have a percentage of eligible compensation withheld to purchase shares of our common stock at the end of each purchase period. The Company expects each purchase period to be the six month periods ending on June 30 or December 31 of each calendar year. The purchase price per share is expected to equal 85% of the fair market value of our common stock on the last trading day of the purchase period. Under the ESPP, a participant may not be granted rights to purchase more than $25,000 worth of common stock for each calendar year and no participant may purchase more than 1,500 shares of our common stock (or such other number as the Compensation Committee may designate) on any one purchase date. As of March 31, 2024, 15,484 shares had been issued under the ESPP and 484,516 shares remained available under the plan.

Stock-Based Compensation

The Company periodically issues options, restricted stock units (“RSUs”), and shares of its common stock as compensation for services received from its employees, directors, and consultants. The fair value of the award is measured on the grant date. The fair value amount is then recognized as expense over the requisite vesting period during which services are required to be provided in exchange for the award. We recognize forfeitures as they occur. Stock-based compensation expense is recorded in the same expense classifications in the consolidated statements of operations as if such amounts were paid in cash.

The fair value of options awards is measured on the grant date using a Black-Scholes option pricing model, which includes assumptions that are subjective and are generally derived from external data (such as risk-free rate of interest) and historical data (such as volatility factor and expected term).

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table summarizes the stock-based compensation expense recorded for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in thousands)	2024	2023
Options	$4	$77
RSUs	813	987
Unrestricted shares of common stock	66	54
Total	$883	$1,118

As of March 31, 2024, the outstanding unrecognized stock-based compensation expense related to options and RSUs was $1,000 and $3,847,000, respectively, which may be recognized through January 2027, subject to achievement of service, performance, and market conditions.

Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted EPS is calculated based on the net income (loss) available to common stockholders and the weighted average number of shares of common stock outstanding during the period, adjusted for the effects of all potential dilutive common stock issuances related to options and restricted stock units. The dilutive effect of our stock-based awards is computed using the treasury stock method, which assumes all stock-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (i.e., the difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. However, when a net loss exists, no potential common stock equivalents are included in the computation of the diluted per-share amount because the computation would result in an anti-dilutive per-share amount.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Potentially dilutive securities outstanding as of March 31, 2024 and 2023, which were excluded from the computation of basic and diluted net loss per share for the periods then ended, are as follows:

	March 31,
(in thousands)	2024	2023
Options	105	151
Restricted stock units	1,557	1,940
Total	1,662	2,091

The following table summarizes the stock option and RSUs activity for the three months ended March 31, 2024:

	Options	RSUs
Outstanding at December 31, 2023	112,279	1,707,258
Granted	—	122,721
Exercised/Settled	(1,000)	(234,617)
Forfeited/Expired	(6,740)	(38,235)
Outstanding at March 31, 2024	104,539	1,557,127
Vested at March 31, 2024	103,737	475,945
Unvested at March 31, 2024	802	1,081,182

Stock Repurchases

In the fourth quarter of 2023, the Board of Directors of the Company approved a program to repurchase up to $5 million of its outstanding shares of common stock through December 31, 2025. In 2023, we used $1.12 million of the program to repurchase shares. In the three months ended March 31, 2024, we used $1.69 million of the program to repurchase shares. As of March 31, 2024, we had $2.19 million remaining for the repurchase of shares.

Shares repurchased by the Company are immediately retired. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We plan to adopt ASU 2023-09 in our fiscal year 2025 annual financial statements. The adoption of this ASU will not affect the Company’s consolidated results of operations, financial position or cash flows.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

NOTE 3 — ACQUISITIONS

Bureau of Internet Accessibility Inc.

On March 9, 2022, we entered into a Stock Purchase Agreement (“Purchase Agreement”) to acquire all the outstanding equity interests of Bureau of Internet Accessibility Inc. (“BOIA”), a Delaware corporation which provides web accessibility services including audits, training, remediation and implementation support. The aggregate consideration for the purchase of BOIA was approximately $7.5 million (at fair value), consisting of $5.1 million cash payment at closing, $0.2 million cash received in the third quarter of 2022 resulting from net working capital adjustments, and an estimated $2.6 million in aggregate contingent consideration to be paid in cash following the one- and two-year anniversary of the closing date. Actual aggregate cash consideration is based on BOIA’s revenues for 2022 and 2023. In the first quarter of 2023, we made a $974,000 cash payment towards the contingent consideration liability.

We accounted for the acquisition of BOIA as business combination in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”). Accordingly, under the acquisition method of accounting, we allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, and recognized goodwill for the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired.

Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives of 2 to 7 years. In the three months ended March 31, 2024 and 2023, amortization expense associated with acquired intangible assets totaled $177,000 and $179,000, respectively.

As of March 31, 2024, contingent consideration totaled $2,387,000, which represented the estimated fair value of the second anniversary payment expected to be settled in the second quarter of 2024. For the three months ended March 31, 2024 and 2023, we recorded $12,000 and $(55,000), respectively, in income (expense) related to the change in the fair value of contingent consideration, which is included in General and administrative in the accompanying Consolidated Statements of Operations.

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company has finance leases to purchase computer equipment that expire in the second quarter of 2024. The amortization expense of the leased equipment is included in depreciation expense. As of March 31, 2024 and December 31, 2023, the Company’s outstanding finance lease obligations totaled $1,000 and $7,000, respectively. The effective interest rate of the finance leases is estimated at 6.0% based on the implicit rate in the lease agreements.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

In the first quarter of 2023, we closed our Marietta, Georgia office. As a result of abandoning the office space prior to its lease expiration in August 2024, we wrote off the associated right-of-use asset in full and recognized a $146,000 loss on impairment, which is included in General and administrative in the accompanying Consolidated Statement of Operations. As of March 31, 2024, the lease liability related to the Marietta, GA office was $50,000.

In addition, the Company entered into membership agreements to occupy shared office space in Lehi, Utah, and Portland, Oregon. Because the membership agreements do not qualify as a lease under ASC 842, we expense the membership fees as they are incurred.

The Company made operating lease payments in the amount of $126,000 and $135,000 during the three months ended March 31, 2024 and 2023, respectively.

The following summarizes the total lease liabilities and remaining future minimum lease payments at March 31, 2024 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total
2024 (9 months remaining)	$1	$223	$224
2025	—	219	219
2026	—	225	225
Total minimum lease payments	1	667	668
Less: present value discount	—	(50)	(50)
Total lease liabilities	1	617	618
Current portion of lease liabilities	1	249	250
Long term portion of lease liabilities	$—	$368	$368

The following summarizes expenses associated with our finance and operating leases for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in thousands)	2024	2023
Finance lease expenses:
Depreciation expense	$3	$10
Interest on lease liabilities	—	1
Total Finance lease expense	3	11
Operating lease expense	96	133
Short-term lease and related expenses	91	44
Total lease expenses	$190	$188

The following table provides information about the remaining lease terms and discount rates applied as of March 31, 2024 and 2023:

	March 31,
	2024	2023
Weighted average remaining lease term (years)
Operating Leases	2.52	2.94
Finance Leases	0.14	0.97
Weighted average discount rate (%)
Operating Leases	6.00	6.00
Finance Leases	6.00	6.00

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

NOTE 5 — DEBT

On November 30, 2023, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with SG Credit Partners, Inc., a Delaware corporation (the “Lender”). The Loan Agreement provides for a $7.0 million term loan, which is due and payable on the maturity date of November 30, 2026. The interest rate is 6.25% in excess of the base rate, which is defined as the greater of the prime rate and 7.00% per annum. Interest is payable in cash on a monthly basis. The proceeds of the term loan may be used to repurchase shares of the Company’s common stock, to fund the contingent consideration associated with the BOIA acquisition, and for working capital and general corporate purposes.

The Company paid a commitment fee equal to $105,000 on the closing date and is required to pay an exit fee equal to $105,000 upon the earlier of repayment in full of the obligations, the maturity date and the occurrence of a liquidity event. The commitment and exit fees payable to the lender were recorded as debt discount. The exit fee was included within long term liabilities on our consolidated balance sheet as of March 31, 2024. The Company also incurred $71,000 in third-party expenses in connection with the term loan, which were recorded as debt issuance costs. Debt discount and debt issuance costs are presented as a direct deduction from the carrying amount of our term loan and are amortized to interest expense over the term of the loan using the effective interest method. In the three months ended March 31, 2024, amortization of debt discount and debt issuance costs totaled $17,000 and $6,000, respectively.

The Loan Agreement secured by substantially all of our assets and contains certain customary financial covenants, including the requirements that the Company maintain (i) minimum liquidity of $2.0 million (plus, prior to the payment in full of the contingent consideration associated with the BOIA acquisition, an amount equal to the greater of $2.1 million or the expected amount of the contingent consideration) and (ii) minimum monthly recurring revenue levels measured on a trailing three month average basis as of the last day of each calendar month. The minimum monthly recurring revenue levels commence at $2.3 million and increase for each month after the month ending November 30, 2024 to the greater of $2.3 million and 105% of Borrowers’ monthly recurring revenue for the applicable month in the prior year. The Company was in compliance with all applicable covenants at March 31, 2024.

As of March 31, 2024, outstanding principal balance of the term loan totaled $7,000,000 and accrued interest thereon totaled $89,000.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Membership agreement to occupy shared office space

The Company occupies shared office space in Lehi, UT under a membership agreement which ends in August 2024. Fees due under these membership agreements are based on the number of contracted seats and the use of optional office services. As of March 31, 2024, minimum fees due under these shared office arrangements totaled $112,000.

Litigation

We may become involved in various routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

NOTE 7 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after March 31, 2024, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these consolidated financial statements, except for the following.

In April 2024, we made a $2.4 million cash payment to settle the contingent consideration associated with the BOIA acquisition in full.

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

AudioEye Solutions

At its core, AudioEye’s offering provides an always-on testing, remediation, and monitoring solution that continually improves conformance with Web Content Accessibility Guidelines (“WCAG”). This in turn helps businesses and organizations comply with WCAG standards as well as applicable U.S. and foreign accessibility laws. Our technology is capable of immediately identifying and fixing most of the common accessibility errors and addresses a wide range of disabilities including dyslexia, color blindness, epilepsy and more. AudioEye also offers additional solutions to provide for enhanced compliance and accessibility, including periodic auditing, human assisted technological remediations and legal support services. Our solutions may be purchased through a subscription service on a month-to-month basis or with one or multi-year terms. We also offer PDF remediation services and Native Mobile App and Audit reports to help our customers with their digital accessibility needs.

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

Our Annual Report filed on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 7, 2024 provides additional information about our business and operations.

Legal and Regulatory Framework Update

On April 8, 2024, the U.S. Department of Justice (“DOJ”) signed a rule to add specific requirements about web and mobile application accessibility under Title II of the ADA that would apply to state and local governments.

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering Americans with Disabilities Act (“ADA”) and WCAG compliance at scale. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In the three months ended March 31, 2024, we continued to focus on product innovation, expanding revenue and managing expenses.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on recurring revenue growth in both channels, while still offering our Native Mobile App report services and PDF services that provide non-recurring revenue. For the three months ended March 31, 2024, total revenue increased by 4% over the prior year comparable period. As of March 31, 2024, Annual Recurring Revenue (“ARR”) was approximately $32.0 million, which represented an increase of 8% year-over-year. Refer to Other Key Operating Metrics below for details on how we calculate ARR.

As of March 31, 2024, AudioEye had approximately 112,000 customers, a 18% increase from 95,000 customers at March 31, 2023. The increase in customer count is attributed to our Partner and Marketplace channel.

In the three months ended March 31, 2024, revenue from our Partner and Marketplace channel grew 9% over the prior year comparable period. This channel represented about 60% of ARR at the end of March 2024. In three months ended March 31, 2024, total Enterprise channel revenue decreased by 2% from the prior year comparable period. The Enterprise channel represented about 40% of ARR at the end of March 2024.

We had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 16% of our total revenue in each of the three months ended March 31, 2024 and 2023.

The Company continued to invest in research and development in the first quarter of 2024. Total research and development cost, as defined under Research and Development Expenses section in the Results of Operations below, was 22% of total revenue in the three months ended March 31, 2024. Total research and development cost decreased from the prior year comparable period primarily due to the completion of significant initiatives in research and development.

While revenue increased 4% in the three months ended March 31, 2024, selling and marketing expense and general and administrative expense decreased from the prior year comparable period. This decrease was mainly driven by efficiencies in selling and marketing, lower stock compensation expense and a reduction in overall legal expenses, including non-recurring litigation expenses.

We provide further commentary on our Results of Operation below.

Results of Operations

Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three months ended March 31, 2024 with the three months ended March 31, 2023.

Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Three months ended March 31,		Change
(in thousands)	2024	2023	$	%
Revenue	$8,083	$7,772	$311	4%
Cost of revenue	(1,761)	(1,702)	(59)	3%
Gross profit	6,322	6,070	252	4%
Operating expenses:
Selling and marketing	3,003	3,243	(240)	(7)%
Research and development	1,322	1,746	(424)	(24)%
General and administrative	2,628	3,135	(507)	(16)%
Total operating expenses	6,953	8,124	(1,171)	(14)%
Operating loss	(631)	(2,054)	1,423	(69)%
Interest income (expense), net	(198)	43	(241)	(560)%
Net loss	$(829)	$(2,011)	$1,182	(59)%

Revenue

The following tables present our revenues disaggregated by sales channel:

	Three months ended March 31,		Change
(in thousands)	2024	2023	$	%
Partner and Marketplace	$4,734	$4,342	$392	9%
Enterprise	3,349	3,430	(81)	(2)%
Total revenues	$8,083	$7,772	$311	4%

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

For the three months ended March 31, 2024, total revenue increased by 4% over the prior year comparable period. The increase Partner and Marketplace channel revenue was the result of continued expansion with existing partners and execution of new partnerships agreements in the period. The decrease in Enterprise channel revenue for the three months ended March 31, 2024 was driven primarily by lower one-time Website and Mobile App report services revenue.

Cost of Revenue and Gross Profit

	Three months ended March 31,		Change
(in thousands)	2024	2023	$	%
Revenue	$8,083	$7,772	$311	4%
Cost of revenue	(1,761)	(1,702)	(59)	3%
Gross profit	$6,322	$6,070	$252	4%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the three months ended March 31, 2024, cost of revenue increased by 3% over the prior year comparable period, primarily due to higher amortization expense related to capitalized software development costs.

For the three months ended March 31, 2024, gross profit increased by 4% over the prior year comparable period. The increase in gross profit was a result of increased revenue with a lower increase in cost of revenue.

Selling and Marketing Expenses

	Three months ended March 31,		Change
(in thousands)	2024	2023	$	%
Selling and marketing	$3,003	$3,243	$(240)	(7)%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the three months ended March 31, 2024, selling and marketing expenses decreased by 7% over the prior year comparable period. The decrease in selling and marketing expenses resulted primarily from a reduction in online media and third-party marketing expenses and a reduction to stock compensation expense.

Research and Development Expenses

	Three months ended March 31,		Change
(in thousands)	2024	2023	$	%
Research and development expense	$1,322	$1,746	$(424)	(24)%
Plus: Capitalized research and development cost	490	473	17	4%
Total research and development cost	$1,812	$2,219	$(407)	(18)%

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

For the three months ended March 31, 2024, research and development expense decreased by 24% over the prior year comparable period. This decrease was driven by lower personnel cost associated with a realignment in our product and development teams following the completion of significant initiatives in R&D. For the three months ended March 31, 2024, capitalized research and development cost increased by 4% over the prior year comparable period. The increase to capitalized research cost was the result of engineering personnel spending more time on product development than in the prior year comparable period. For the three months ended March 31, 2024, total research and development cost, which includes both R&D expenses and capitalized R&D costs, decreased by 18% over the prior year comparable period.

General and Administrative Expenses

	Three months ended March 31,		Change
(in thousands)	2024	2023	$	%
General and administrative	$2,628	$3,135	$(507)	(16)%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, general corporate expenses including legal fees, and occupancy costs.

For the three months ended March 31, 2024, general and administrative expenses decreased by 16% over the prior year comparable period. The decrease in general and administrative expenses was due primarily to lower stock compensation expense and a reduction in overall legal expenses, including non-recurring litigation expenses.

Interest Income (Expense)

	Three months ended March 31,		Change
(in thousands)	2024	2023	$	%
Interest income (expense), net	$(198)	$43	$(241)	(560)%

For the three months ended March 31, 2024, interest expense, net consisted primarily of interest on our term loan borrowed in the fourth quarter of 2023, which was partially offset by interest income from investment in money market funds. For the three months ended March 31, 2023, interest income, net consisted primarily of income from investment in money market funds.

Other Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annualized recurring fee at the date of determination under each active contract, plus (ii) for our Partner and Marketplace channel, the monthly fee for all active customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are cancelable, which may impact future ARR. ARR excludes revenue from our PDF remediation services business, one-time Mobile App report services business and other miscellaneous non-recurring services. As of March 31, 2024, ARR was $32.0 million, which represents an increase of 8% year-over-year, driven by growth in both our Partner and Marketplace channel and Enterprise channel.

Liquidity and Capital Resources

Working Capital

(in thousands)	March 31, 2024	December 31, 2023
Current assets	$12,962	$14,776
Current liabilities	(11,421)	(11,529)
Working capital	$1,541	$3,247

As of March 31, 2024, we had $7,040,000 in cash and working capital of $1,541,000. The $1.7 million decrease in working capital in the three months ended March 31, 2024 was primarily due to the use of $1.69 million in cash to repurchase shares of our common stock.

In November 2023, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $5 million of our common stock through December 31, 2025. The stock repurchase program may be suspended or discontinued at any time and does not commit the Company to repurchase any dollar amount or particular number of shares of stock. Shares repurchased under the program are subsequently retired and restored to the status of authorized but unissued shares of common stock. As of March 31, 2024, we had $2.19 million remaining for the repurchase of shares.

As of March 31, 2024, we had $2.4 million in current contingent consideration liability recognized in connection with the acquisition of BOIA, and $7.0 million in noncurrent term loan which matures on November 30, 2026. In April 2024, we made the $2.4 million cash payment to settle the contingent consideration associated with the BOIA acquisition in full.

As of March 31, 2024, we had no off-balance sheet arrangements, and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

Cash Flows

	Three months ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$203	$297
Net cash used in investing activities	(547)	(480)
Net cash used in financing activities	(1,852)	(1,178)
Net decrease in cash	$(2,196)	$(1,361)

For the three months ended March 31, 2024, in relation to the prior year comparable period, cash provided by operating activities decreased primarily due timing of customer collections and vendor payments.

For the three months ended March 31, 2024, in relation to the prior year comparable period, cash used in investing activities increased primarily due to the purchase of new computers in connection with the expiration of certain finance leases. For the three months ended March 31, 2024 and 2023, cash used for investing activities related primarily to cash outlays for software development costs.

For the three months ended March 31, 2024, cash outflows from financing activities included $1.69 million in common stock repurchases. For the three months ended March 31, 2023, cash outfows included $974,000 payment towards our contingent consideration in connection with the acquisition of BOIA, of which $908,000 and $66,000 are classified as cash used in financing and operating activities, respectively.

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

Our critical accounting estimates, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, relate to stock-based compensation and goodwill, intangible assets and contingent consideration recognized in connection with a business combination. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2024, there were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, no director or executive officer adopted, modified or terminated a “10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors set forth in the 2023 Form 10-K. The risks described in our 2023 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2024:

				Maximum Number
			Total Number of	of Shares (or
			Shares Purchased	Approximate Dollar Value)
			as Part of Publicly	that May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	under the Plans or
	Shares Purchased	Paid per Share	Programs	Programs (2)
January 1 - January 31:
Employee transactions (1)	15,988	$5.03	—	$—
Share repurchase program (2)	109,426	5.06	109,426	3,324,000
February 1 - February 28:
Employee transactions (1)	1,982	6.14	—	—
Share repurchase program (2)	78,755	5.69	78,755	2,876,000
March 1 - March 31:
Employee transactions (1)	7,238	9.29	—	—
Share repurchase program (2)	77,789	8.80	77,789	2,192,000
Total:
Employee transactions (1)	25,208	$6.34	—	$—
Share repurchase program (2)	265,970	$6.34	265,970	$2,192,000

(1)	Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement of restricted stock units, exercise of stock options, or issuance of unrestricted shares of common stock.
(2)	In November 2023, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $5 million of our common stock through December 31, 2025. Shares repurchased under the program are subsequently retired. The average price paid per share includes any broker commissions.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description	Form	Date of Filing	Exhibit No.	Filed Herewith
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of August 8, 2022	10-Q	August 9, 2022	3.1

3.2	By-Laws of AudioEye, Inc. (as amended as of March 24, 2023)	8-K	March 28, 2023	3.1

10.1	Amendment dated as of March 5, 2024 by and between AudioEye, Inc., Springtime, Inc. and SG Credit Partners, Inc. to the Loan and Security Agreement dated as of November 30, 2023.	8-K	March 6, 2024	10.1

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	April 30, 2024	By:	/s/ David Moradi
David Moradi
Principal Executive Officer

Date:	April 30, 2024	By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Financial Officer