Form 10-Q
period 2024-06-30
AUDIOEYE INC
filed 2024-07-29
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 25, 2024, 11,879,116 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The financial information set forth below with respect to the consolidated financial statements as of June 30, 2024 and December 31, 2023 and for the three- and six-month periods ended June 30, 2024 and 2023 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three- and six-month periods ended June 30, 2024 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. The Company presents its unaudited consolidated financial statements, notes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2024	2023

ASSETS
Current assets:
Cash	$5,086	$9,236
Accounts receivable, net of allowance for doubtful accounts of $436 and $496, respectively	5,420	4,828
Prepaid expenses and other current assets	1,050	712
Total current assets	11,556	14,776

Property and equipment, net of accumulated depreciation of $301 and $251, respectively	222	218
Right of use assets	474	611
Intangible assets, net of accumulated amortization of $8,489 and $7,423, respectively	5,628	5,783
Goodwill	4,001	4,001
Other	123	106
Total assets	$22,004	$25,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,688	$2,339
Operating lease liabilities	211	312
Finance lease liabilities	—	7
Deferred revenue	7,050	6,472
Contingent consideration	—	2,399
Total current liabilities	9,949	11,529

Long term liabilities:
Term loan, net	6,773	6,727
Operating lease liabilities	319	417
Deferred revenue	1	10
Other	105	105
Total liabilities	17,147	18,788

Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Common stock, $0.00001 par value, 50,000 shares authorized, 11,808 and 11,711 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	97,912	96,182
Accumulated deficit	(93,056)	(89,476)
Total stockholders’ equity	4,857	6,707

Total liabilities and stockholders’ equity	$22,004	$25,495

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$8,470	$7,836	$16,553	$15,608

Cost of revenue	1,764	1,787	3,525	3,489

Gross profit	6,706	6,049	13,028	12,119

Operating expenses:
Selling and marketing	2,971	3,253	5,974	6,496
Research and development	1,221	2,033	2,543	3,779
General and administrative	3,011	2,791	5,639	5,926
Total operating expenses	7,203	8,077	14,156	16,201

Operating loss	(497)	(2,028)	(1,128)	(4,082)

Interest income (expense), net	(238)	55	(436)	98

Net loss	$(735)	$(1,973)	$(1,564)	$(3,984)

Net loss per common share-basic and diluted	$(0.06)	$(0.17)	$(0.13)	$(0.34)

Weighted average common shares outstanding-basic and diluted	11,703	11,738	11,706	11,688

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	11,711	$1	$96,182	$(89,476)	$6,707
Common stock issued upon settlement of restricted stock units	235	—	—	—	—
Issuance of common stock for services	7	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(25)	—	(160)	—	(160)
Common stock repurchased for retirement	(266)	—	—	(1,686)	(1,686)
Stock-based compensation	—	—	883	—	883
Net loss	—	—	—	(829)	(829)
Balance, March 31, 2024	11,662	$1	$96,905	$(91,991)	$4,915
Issuance of common stock for cash, net of transaction expenses	40	—	563	—	563
Common stock issued upon exercise of options on a cashless basis	17	—	—	—	—
Common stock issued upon settlement of restricted stock units	141	—	—	—	—
Issuance of common stock for services	5	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	4	—	53	—	53
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(28)	—	(584)	—	(584)
Common stock repurchased for retirement	(33)	—	—	(330)	(330)
Stock-based compensation	—	—	975	—	975
Net loss	—	—	—	(735)	(735)
Balance, June 30, 2024	11,808	$1	$97,912	$(93,056)	$4,857

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	11,551	$1	$93,070	$(82,482)	$10,589
Common stock issued upon settlement of restricted stock units	192	—	—	—	—
Issuance of common stock for services	10	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(56)	—	(258)	—	(258)
Stock-based compensation	—	—	1,118	—	1,118
Net loss	—	—	—	(2,011)	(2,011)
Balance, March 31, 2023	11,697	$1	$93,930	$(84,493)	$9,438
Common stock issued upon settlement of restricted stock units	108	—	—	—	—
Issuance of common stock for services	14	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	9	—	36	—	36
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(31)	—	(188)	—	(188)
Stock-based compensation	—	—	1,031	—	1,031
Net loss	—	—	—	(1,973)	(1,973)
Balance, June 30, 2023	11,797	$1	$94,809	$(86,466)	$8,344

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,564)	$(3,984)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,168	1,103
Loss on disposal or impairment of long-lived assets	4	147
Stock-based compensation expense	1,858	2,149
Amortization of deferred commissions	16	36
Amortization of debt discount and issuance costs	47	—
Amortization of right of use assets	137	199
Change in fair value of contingent consideration	(12)	214
Provision for accounts receivable	111	(1)
Changes in operating assets and liabilities:
Accounts receivable	(703)	739
Prepaid expenses and other assets	(372)	119
Accounts payable and accruals	(447)	(82)
Operating lease liability	(199)	(271)
Deferred revenue	569	(559)
Net cash provided by (used in) operating activities	613	(191)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(75)	(57)
Software development costs	(947)	(999)
Patent costs	(13)	—
Net cash used in investing activities	(1,035)	(1,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering, net of transaction costs	663	—
Proceeds from employee stock purchase plan	53	36
Payments related to settlement of employee shared-based awards	(744)	(446)
Settlement of contingent consideration	(1,677)	(908)
Repurchase of common stock	(2,016)	—
Repayments of finance leases	(7)	(22)
Net cash used in financing activities	(3,728)	(1,340)

Net decrease in cash	(4,150)	(2,587)
Cash-beginning of period	9,236	6,904
Cash-end of period	$5,086	$4,317

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock offering costs included in accounts payable	$100	$—

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

June 30, 2024

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

Our SaaS revenue is comprised of fixed subscription fees from customer accounts on our platform related to our software products. Our support revenue is comprised of subscription fees for customers for periodic auditing, human-assisted technological remediations, legal support, and other professional support services. SaaS and support (also referred to as “subscription”) revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Certain SaaS and support fees are invoiced in advance on an annual, semi-annual, or quarterly basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when the related performance obligations have been satisfied.

Non-subscription revenue consists primarily of PDF remediation and one-time website and mobile application reporting services, and is recognized upon delivery. Consideration payable under PDF remediation arrangements is based on usage. Consideration payable under non-subscription website and mobile application reporting services arrangements is based on fixed fees.

The following table presents our revenues disaggregated by sales channel:

	Six months ended June 30,
(in thousands)	2024	2023
Partner and Marketplace	$9,704	$8,760
Enterprise	6,849	6,848
Total revenues	$16,553	$15,608

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

The table below summarizes our deferred revenue as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(in thousands)	2024	2023
Deferred revenue — current	$7,050	$6,472
Deferred revenue — noncurrent	1	10
Total deferred revenue	$7,051	$6,482

In the six-month period ended June 30, 2024, we recognized $4,922,000, or 76%, in revenue from deferred revenue outstanding as of December 31, 2023.

We had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 16% of our total revenue in each of the three and six months ended June 30, 2024 and 2023.

One major customer represented 15% and 16% of total accounts receivable as of June 30, 2024 and December 31, 2023, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The table below summarizes the deferred commission costs as of June 30, 2024 and December 31, 2023, which are included in Prepaid expenses and other current assets on our consolidated balance sheets:

	June 30,	December 31,
(in thousands)	2024	2023
Deferred costs — current	$35	$20
Deferred costs — noncurrent	44	2
Total deferred costs	$79	$22

Amortization expense associated with sales commissions was included in Selling and marketing expenses on the consolidated statements of operations and totaled $6,000 and $16,000 for the three- and six-month periods ended June 30, 2024, respectively, and $17,000 and $36,000 for the three- and six-month periods ended June 30, 2023, respectively.

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

Employee Stock Purchase Plan

In May 2022, the stockholders of the Company approved the Company’s Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of up to 500,000 shares of common stock. Eligible employees may elect to have a percentage of eligible compensation withheld to purchase shares of our common stock at the end of each purchase period. The Company expects each purchase period to be the six month periods ending on June 30 or December 31 of each calendar year. The purchase price per share is expected to equal 85% of the fair market value of our common stock on the last trading day of the purchase period. Under the ESPP, a participant may not be granted rights to purchase more than $25,000 worth of common stock for each calendar year and no participant may purchase more than 1,500 shares of our common stock (or such other number as the Compensation Committee may designate) on any one purchase date. As of June 30, 2024, 18,960 shares had been issued under the ESPP and 481,040 shares remained available under the plan.

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

June 30, 2024

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

The following table summarizes the stock-based compensation expense recorded for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Options	$1	$39	$5	$116
RSUs	853	900	1,666	1,887
Unrestricted shares of common stock	112	86	178	140
Employee stock purchase plan	9	6	9	6
Total	$975	$1,031	$1,858	$2,149

As of June 30, 2024, the unrecognized stock-based compensation expense related to outstanding RSUs totaled $4,443,000, which may be recognized through April 2027, subject to achievement of service, performance, and market conditions.

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

June 30, 2024

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Potentially dilutive securities outstanding as of June 30, 2024 and 2023, which were excluded from the computation of basic and diluted net loss per share for the periods then ended, are as follows:

	June 30,
(in thousands)	2024	2023
Options	80	134
Restricted stock units	1,470	1,903
Total	1,550	2,037

The following table summarizes the stock option and RSUs activity for the six months ended June 30, 2024:

	Options	RSUs
Outstanding at December 31, 2023	112,279	1,707,258
Granted	—	200,170
Exercised/Settled	(25,642)	(376,176)
Forfeited/Expired	(6,740)	(61,481)
Outstanding at June 30, 2024	79,897	1,469,771
Vested at June 30, 2024	79,897	447,117
Unvested at June 30, 2024	—	1,022,654

Stock Repurchases

In the fourth quarter of 2023, the Board of Directors of the Company approved a program to repurchase up to $5 million of its outstanding shares of common stock through December 31, 2025. In 2023, we used $1.12 million of the program to repurchase shares. In the six months ended June 30, 2024, we used $2.02 million of the program to repurchase shares. As of June 30, 2024, we had $1.86 million remaining for the repurchase of shares.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

NOTE 3 — ACQUISITIONS

Bureau of Internet Accessibility Inc.

On March 9, 2022, we entered into a Stock Purchase Agreement (“Purchase Agreement”) to acquire all the outstanding equity interests of Bureau of Internet Accessibility Inc. (“BOIA”), a Delaware corporation which provides web accessibility services including audits, training, remediation and implementation support. The aggregate consideration for the purchase of BOIA was approximately $7.5 million (at fair value), consisting of $5.1 million cash payment at closing, $0.2 million cash received in the third quarter of 2022 resulting from net working capital adjustments, and an estimated $2.6 million in aggregate contingent consideration to be paid in cash following the one- and two-year anniversary of the closing date. Actual aggregate cash consideration was based on BOIA’s revenues for 2022 and 2023. In the first quarter of 2023, we made a $974,000 cash payment towards the contingent consideration liability. In the second quarter of 2024, we made a $2,387,000 cash payment to settle the contingent consideration associated with the BOIA acquisition in full.

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

Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives of 2 to 7 years. In the six months ended June 30, 2024 and 2023, amortization expense associated with acquired intangible assets totaled $349,000 and $357,000, respectively.

For the six months ended June 30, 2024 and 2023, we recorded $12,000 and $(214,000), respectively, in income (expense) related to the change in the fair value of contingent consideration, which is included in General and administrative in the accompanying Consolidated Statements of Operations.

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company had finance leases to purchase computer equipment that expired in the second quarter of 2024. The amortization expense of the leased equipment is included in depreciation expense. As of June 30, 2024 and December 31, 2023, the Company’s outstanding finance lease obligations totaled zero and $7,000, respectively. The effective interest rate of the finance leases was estimated at 6.0% based on the implicit rate in the lease agreements.

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

The Company has operating leases for office space in Tucson, Arizona, and New York, New York. The lease for the principal office located in Tucson consists of 627 square feet and ends in October 2024. The lease for the New York office, which consists of approximately 5,000 square feet, commenced in January 2022 and will expire in December 2026.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS (continued)

In the second quarter of 2024, Company entered into a agreement to sublease office space in Miami Beach, Florida, on a month-to-month basis. In addition, the Company entered into membership agreements to occupy shared office space in Lehi, Utah, Tucson, Arizona, and Portland, Oregon. Because these agreements do not qualify as a lease under ASC 842, we expense the related rent and membership fees as they are incurred.

In the first quarter of 2023, we closed our Marietta, Georgia office. As a result of abandoning the office space prior to its lease expiration in August 2024, we wrote off the associated right-of-use asset in full and recognized a $146,000 loss on impairment, which is included in General and administrative in the accompanying Consolidated Statement of Operations. As of June 30, 2024, the lease liability related to the Marietta, GA office was $21,000.

The Company made operating lease payments in the amount of $227,000 and $271,000 during the six months ended June 30, 2024 and 2023, respectively.

The following summarizes the total lease liabilities and remaining future minimum lease payments at June 30, 2024 (in thousands):

Year ending December 31,	Operating Leases
2024 (6 months remaining)	$127
2025	219
2026	225
Total minimum lease payments	571
Less: present value discount	(41)
Total lease liabilities	530
Current portion of lease liabilities	211
Long term portion of lease liabilities	$319

The following summarizes expenses associated with our finance and operating leases for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
(in thousands)	2024	2023
Finance lease expenses:
Depreciation expense	$6	$20
Interest on lease liabilities	—	1
Total Finance lease expense	6	21
Operating lease expense	165	266
Short-term lease and related expenses	204	117
Total lease expenses	$375	$404

The following table provides information about the remaining lease terms and discount rates applied as of June 30, 2024 and 2023:

	June 30,
	2024	2023
Weighted average remaining lease term (years)
Operating Leases	2.42	2.84
Finance Leases	—	0.78
Weighted average discount rate (%)
Operating Leases	6.00	6.00
Finance Leases	—	6.00

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The Company paid a commitment fee equal to $105,000 on the closing date and is required to pay an exit fee equal to $105,000 upon the earlier of repayment in full of the obligations, the maturity date and the occurrence of a liquidity event. The commitment and exit fees payable to the lender were recorded as debt discount. The exit fee was included within long term liabilities on our consolidated balance sheet as of June 30, 2024. The Company also incurred $71,000 in third-party expenses in connection with the term loan, which were recorded as debt issuance costs. Debt discount and debt issuance costs are presented as a direct deduction from the carrying amount of our term loan and are amortized to interest expense over the term of the loan using the effective interest method. In the six months ended June 30, 2024, amortization of debt discount and debt issuance costs totaled $35,000 and $12,000, respectively.

The Loan Agreement secured by substantially all of our assets and contains certain customary financial covenants, including the requirements that the Company maintain (i) minimum liquidity of $2.0 million and (ii) minimum monthly recurring revenue levels measured on a trailing three month average basis as of the last day of each calendar month. The minimum monthly recurring revenue levels commence at $2.3 million and increase for each month after the month ending November 30, 2024 to the greater of $2.3 million and 105% of Borrowers’ monthly recurring revenue for the applicable month in the prior year. The Company was in compliance with all applicable covenants at June 30, 2024.

As of June 30, 2024, outstanding principal balance of the term loan totaled $7,000,000 and accrued interest thereon totaled $86,000.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Litigation

We may become involved in various routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

NOTE 7 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after June 30, 2024, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these consolidated financial statements.

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

AudioEye Solutions

At its core, AudioEye’s offering provides an always-on testing, remediation, and monitoring solution that continually improves conformance with Web Content Accessibility Guidelines (“WCAG”). This in turn helps businesses and organizations comply with WCAG standards as well as applicable U.S. and foreign accessibility laws. Our technology is capable of immediately identifying and fixing most of the common accessibility errors and addresses a wide range of disabilities including dyslexia, color blindness, epilepsy and more. AudioEye also offers additional solutions to provide for enhanced compliance and accessibility, including periodic auditing, human assisted technological remediations and legal support services. Our solutions may be purchased through a subscription service on a month-to-month basis or with one or multi-year terms. We also offer PDF remediation services and mobile application and audit reporting services to help our customers with their digital accessibility needs.

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

Legal and Regulatory Framework Update

On April 24, 2024, the U.S. Department of Justice (“DOJ”) published a rule to add specific requirements about web and mobile application accessibility under Title II of the ADA that would apply to state and local governments. On May 9, 2024, the U.S. Department of Health and Human Services (“HHS”) published a rule to add, among other things, specific requirements about web and mobile application accessibility under Section 504 of the Rehabilitation Act that would apply to recipients of Federal financial assistance.

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering Americans with Disabilities Act (“ADA”) and WCAG compliance at scale. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In the three months ended June 30, 2024, we continued to focus on product innovation, expanding revenue and managing expenses.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on recurring revenue growth in both channels, while still offering our mobile application reporting services and PDF remediation services that provide non-recurring revenue. For the six months ended June 30, 2024, total revenue increased by 6% over the prior year comparable period. As of June 30, 2024, Annual Recurring Revenue (“ARR”) was approximately $33.3 million, which represented an increase of 12% year-over-year. Refer to Other Key Operating Metrics below for details on how we calculate ARR.

As of June 30, 2024, AudioEye had approximately 121,000 customers, a 16% increase from 104,000 customers at June 30, 2023. The increase in customer count is attributed to both our Partner and Marketplace and Enterprise channels.

In the six months ended June 30, 2024, revenue from our Partner and Marketplace channel grew 11% over the prior year comparable period. This channel represented about 60% of ARR at the end of June 2024. In six months ended June 30, 2024, total Enterprise channel revenue remained consistent with the prior year comparable period. The Enterprise channel represented about 40% of ARR at the end of June 2024.

We had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 16% of our total revenue in each of the six months ended June 30, 2024 and 2023.

The Company continued to invest in research and development in the second quarter of 2024. Total research and development cost, as defined under Research and Development Expenses section in the Results of Operations below, was 21% of total revenue in the six months ended June 30, 2024. Total research and development cost decreased from the prior year comparable period primarily due to the completion of significant initiatives in research and development.

While revenue increased 6% in the six months ended June 30, 2024, selling and marketing expense and general and administrative expense decreased from the prior year comparable period. This decrease was mainly driven by efficiencies in selling and marketing and lower stock compensation expense.

We provide further commentary on our Results of Operation below.

Results of Operations

Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three and six months ended June 30, 2024 with the three and six months ended June 30, 2023.

Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Three months ended June 30,		Change
(in thousands)	2024	2023	$	%
Revenue	$8,470	$7,836	$634	8%
Cost of revenue	(1,764)	(1,787)	23	(1)%
Gross profit	6,706	6,049	657	11%
Operating expenses:
Selling and marketing	2,971	3,253	(282)	(9)%
Research and development	1,221	2,033	(812)	(40)%
General and administrative	3,011	2,791	220	8%
Total operating expenses	7,203	8,077	(874)	(11)%
Operating loss	(497)	(2,028)	1,531	(75)%
Interest income (expense), net	(238)	55	(293)	(533)%
Net loss	$(735)	$(1,973)	$1,238	(63)%

	Six months ended June 30,		Change
(in thousands)	2024	2023	$	%
Revenue	$16,553	$15,608	$945	6%
Cost of revenue	(3,525)	(3,489)	(36)	1%
Gross profit	13,028	12,119	909	8%
Operating expenses:
Selling and marketing	5,974	6,496	(522)	(8)%
Research and development	2,543	3,779	(1,236)	(33)%
General and administrative	5,639	5,926	(287)	(5)%
Total operating expenses	14,156	16,201	(2,045)	(13)%
Operating loss	(1,128)	(4,082)	2,954	(72)%
Interest income (expense), net	(436)	98	(534)	(545)%
Net loss	$(1,564)	$(3,984)	$2,420	(61)%

Revenue

The following tables present our revenues disaggregated by sales channel:

	Three months ended June 30,		Change
(in thousands)	2024	2023	$	%
Partner and Marketplace	$4,970	$4,417	$553	13%
Enterprise	3,500	3,419	81	2%
Total revenues	$8,470	$7,836	$634	8%

	Six months ended June 30,		Change
(in thousands)	2024	2023	$	%
Partner and Marketplace	$9,704	$8,760	$944	11%
Enterprise	6,849	6,848	1	—%
Total revenues	$16,553	$15,608	$945	6%

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

For the three and six months ended June 30, 2024, total revenue increased by 8% and 6%, respectively, over the prior year comparable periods. The increase in Partner and Marketplace channel revenue was the result of continued expansion with existing partners and execution of new partnerships agreements in the period. The increase in Enterprise channel revenue for the three months ended June 30, 2024 was driven primarily by an increase in Enterprise customers.

Cost of Revenue and Gross Profit

	Three months ended June 30,		Change
(in thousands)	2024	2023	$	%
Revenue	$8,470	$7,836	$634	8%
Cost of Revenue	(1,764)	(1,787)	23	(1)%
Gross profit	$6,706	$6,049	$657	11%

	Six months ended June 30,		Change
(in thousands)	2024	2023	$	%
Revenue	$16,553	$15,608	$945	6%
Cost of Revenue	(3,525)	(3,489)	(36)	1%
Gross profit	$13,028	$12,119	$909	8%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the three and six months ended June 30, 2024, cost of revenue remained consistent with the prior year comparable periods.

For the three and six months ended June 30, 2024, gross profit increased by 11% and 8% over the prior year comparable periods. The increase in gross profit was a result of increased revenue.

Selling and Marketing Expenses

	Three months ended June 30,		Change
(in thousands)	2024	2023	$	%
Selling and marketing	$2,971	$3,253	$(282)	(9)%

	Six months ended June 30,		Change
(in thousands)	2024	2023	$	%
Selling and marketing	$5,974	$6,496	$(522)	(8)%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the three and six months ended June 30, 2024, selling and marketing expenses decreased by 9% and 8%, respectively, over the prior year comparable periods. The decrease in selling and marketing expenses resulted primarily from a reduction in online media and third-party marketing expenses and a reduction to stock compensation expense.

Research and Development Expenses

	Three months ended June 30,		Change
(in thousands)	2024	2023	$	%
Research and development expense	$1,221	$2,033	$(812)	(40)%
Plus: Capitalized research and development cost	457	526	(69)	(13)%
Total research and development cost	$1,678	$2,559	$(881)	(34)%

	Six months ended June 30,		Change
(in thousands)	2024	2023	$	%
Research and development expense	$2,543	$3,779	$(1,236)	(33)%
Plus: Capitalized research and development cost	947	999	(52)	(5)%
Total research and development cost	$3,490	$4,778	$(1,288)	(27)%

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

For the three and six months ended June 30, 2024, research and development expense decreased by 40% and 33%, respectively, over the prior year comparable periods. This decrease was driven by lower personnel cost associated with a realignment in our product and development teams following the completion of significant initiatives in R&D. For the three and six months ended June 30, 2024, capitalized research and development cost decreased by 13% and 5%, respectively, over the prior year comparable periods. The decrease to capitalized research cost was the result of engineering personnel spending less time on product development than in the prior year comparable periods. For the three and six months ended June 30, 2024, total research and development cost, which includes both R&D expenses and capitalized R&D costs, decreased by 34% and 27%, respectively, over the prior year comparable periods.

General and Administrative Expenses

	Three months ended June 30,		Change
(in thousands)	2024	2023	$	%
General and administrative	$3,011	$2,791	$220	8%

	Six months ended June 30,		Change
(in thousands)	2024	2023	$	%
General and administrative	$5,639	$5,926	$(287)	(5)%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, general corporate expenses including legal fees, and occupancy costs.

For the three months ended June 30, 2024, general and administrative expenses increased by 8% over the prior year comparable period. The increase in general and administrative expenses was due primarily to higher stock compensation expense and litigation expenses, partially offset by lower personnel costs and the absence of valuation adjustments to contingent consideration in the second quarter of 2024.

For the six months ended June 30, 2024, general and administrative expenses decreased by 5% over the prior year comparable periods. The decrease in general and administrative expenses was due primarily to lower personnel costs and a reduction in valuation adjustments to contingent consideration, partially offset by an increase in litigation expenses.

Interest Income (Expense)

	Three months ended June 30,		Change
(in thousands)	2024	2023	$	%
Interest income (expense), net	$(238)	$55	$(293)	(533)%

	Six months ended June 30,		Change
(in thousands)	2024	2023	$	%
Interest income (expense), net	$(436)	$98	$(534)	(545)%

For the three and six months ended June 30, 2024, interest expense, net consisted primarily of interest on our term loan borrowed in the fourth quarter of 2023, which was partially offset by interest income from investment in money market funds. For the three and six months ended June 30, 2023, interest income, net consisted primarily of income from investment in money market funds.

Other Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annualized recurring fee at the date of determination under each active contract, plus (ii) for our Partner and Marketplace channel, the annual or monthly recurring fee for all active customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12 if applicable. Recurring fees are defined as revenues expected to be generated from services typically offered as a subscription service such as our automation and platform, periodic auditing, human-assisted technological remediations, legal support and professional service offerings and other services that reoccur on a multi-year contract. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are terminable prior to the expected term, which may impact future ARR. ARR excludes non-recurring fees, which are defined as revenue expected to be generated from services typically not offered as a subscription service such as our PDF remediation services business, one-time mobile application reports, and other miscellaneous services that are offered as non-subscription services or are expected to be one-time in nature. As of June 30, 2024, ARR was $33.3 million, which represents an increase of 12% year-over-year, driven by growth in both our Partner and Marketplace channel and Enterprise channel.

Liquidity and Capital Resources

Working Capital

(in thousands)	June 30, 2024	December 31, 2023
Current assets	$11,556	$14,776
Current liabilities	(9,949)	(11,529)
Working capital	$1,607	$3,247

As of June 30, 2024, we had $5,086,000 in cash and working capital of $1,607,000. The $1.6 million decrease in working capital in the six months ended June 30, 2024 was primarily due to the use of $2.02 million in cash to repurchase 299,371 shares of our common stock.

In November 2023, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $5 million of our common stock through December 31, 2025. The stock repurchase program may be suspended or discontinued at any time and does not commit the Company to repurchase any dollar amount or particular number of shares of stock. Shares repurchased under the program are subsequently retired and restored to the status of authorized but unissued shares of common stock. As of June 30, 2024, we had $1.86 million remaining for the repurchase of shares.

In the second quarter of 2024, the Company initiated an At The Market offering (“ATM offering”), under which we issued 39,646 shares of our common stock and raised $663,000, net of transaction expenses. As of June 30, 2024, offering costs included in accounts payable totaled $100,000.

In the second quarter of 2024, we made the $2.4 million cash payment to settle the contingent consideration associated with the BOIA acquisition in full. As of June 30, 2024, we had $7.0 million in noncurrent term loan which matures on November 30, 2026.

As of June 30, 2024, we had no off-balance sheet arrangements, and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

Cash Flows

	Six months ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$613	$(191)
Net cash used in investing activities	(1,035)	(1,056)
Net cash used in financing activities	(3,728)	(1,340)
Net decrease in cash	$(4,150)	$(2,587)

For the six months ended June 30, 2024, in relation to the prior year comparable period, cash provided by operating activities increased primarily due cost efficiencies associated with lower personnel cost following a realignment in our product and development teams, as well as lower online media and third-party marketing expenses.

For the six months ended June 30, 2024, in relation to the prior year comparable period, cash used in investing activities decreased primarily due to lower software development costs.

For the six months ended June 30, 2024, in relation to the prior year comparable period, cash used in financing activities increased primarily due to common stock repurchases totaling $2.02 million, as well as higher payouts towards the contingent consideration in connection with the acquisition of BOIA. In the six months ended June 30, 2024, payments towards our contingent consideration totaled $2,387,000, of which $1,677,000 and $710,000 are classified as cash used in financing and operating activities, respectively. In the six months ended June 30, 2023, payments towards our contingent consideration totaled $974,000, of which $908,000 and $66,000 are classified as cash used in financing and operating activities, respectively.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2024, there were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, no director or executive officer adopted, modified or terminated a “10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock during the three months ended June 30, 2024:

				Maximum Number
			Total Number of	of Shares (or
			Shares Purchased	Approximate Dollar Value)
			as Part of Publicly	that May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	under the Plans or
	Shares Purchased	Paid per Share	Programs	Programs (2)
April 1 - April 30:
Employee transactions (1)	2,817	$11.44	—	$—
Share repurchase program (2)	33,401	9.87	33,401	1,862,000
May 1 - May 31:
Employee transactions (1)	8,470	22.83	—	—
June 1 - June 30:
Employee transactions (1)	17,366	20.29	—	—
Total:
Employee transactions (1)	28,653	$20.17	—	$—
Share repurchase program (2)	33,401	$9.87	33,401	$1,862,000
(1)	Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement of restricted stock units, exercise of stock options, or issuance of unrestricted shares of common stock.
(2)	In November 2023, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $5 million of our common stock through December 31, 2025. Shares repurchased under the program are subsequently retired. The average price paid per share includes any broker commissions.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description	Form	Date of Filing	Exhibit No.	Filed Herewith
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of May 24, 2024	8-K	May 24, 2024	3.3

3.2	Certificate of Amendment to Restated Certificate of Incorporation of AudioEye, Inc., dated as of May 24, 2024	8-K	May 24, 2024	3.2

3.3	By-Laws of AudioEye, Inc. (as amended as of May 22, 2024)				X

10.1	AudioEye, Inc. 2020 Equity Incentive Plan, as amended through May 24, 2024	8-K	May 24, 2024	10.1

10.2	At The Market Offering Agreement, dated as of June 5, 2024, by and between the Company and Craig-Hallum Capital Group LLC	8-K	June 6, 2024	1.1

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	July 29, 2024	By:	/s/ David Moradi
David Moradi
Principal Executive Officer

Date:	July 29, 2024	By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Financial Officer