Form 10-Q
period 2024-09-30
AUDIOEYE INC
filed 2024-11-07
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, 12,178,130 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The financial information set forth below with respect to the consolidated financial statements as of September 30, 2024 and December 31, 2023 and for the three- and nine-month periods ended September 30, 2024 and 2023 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three- and nine-month periods ended September 30, 2024 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. The Company presents its unaudited consolidated financial statements, notes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2024	2023
ASSETS
Current assets:
Cash	$5,478	$9,236
Accounts receivable, net of allowance for doubtful accounts of $451 and $496, respectively	4,876	4,828
Prepaid expenses and other current assets	1,042	712
Total current assets	11,396	14,776

Property and equipment, net of accumulated depreciation of $283 and $251, respectively	228	218
Right of use assets	430	611
Intangible assets, net of accumulated amortization of $9,056 and $7,423, respectively	10,593	5,783
Goodwill	6,615	4,001
Other	128	106
Total assets	$29,390	$25,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,481	$2,339
Note payable	2,348	—
Operating lease liabilities	194	312
Finance lease liabilities	—	7
Deferred revenue	7,587	6,472
Contingent consideration	—	2,399
Total current liabilities	13,610	11,529

Long term liabilities:
Term loan, net	6,796	6,727
Operating lease liabilities	269	417
Deferred revenue	8	10
Contingent consideration, long term	1,250	—
Other	105	105
Total liabilities	22,038	18,788

Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Common stock, $0.00001 par value, 50,000 shares authorized, 12,034 and 11,711 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	101,609	96,182
Accumulated deficit	(94,258)	(89,476)
Total stockholders’ equity	7,352	6,707

Total liabilities and stockholders’ equity	$29,390	$25,495

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$8,925	$7,838	$25,478	$23,446

Cost of revenue	1,823	1,788	5,348	5,277

Gross profit	7,102	6,050	20,130	18,169

Operating expenses:
Selling and marketing	3,148	2,891	9,122	9,387
Research and development	1,151	1,955	3,694	5,734
General and administrative	3,794	2,594	9,433	8,520
Total operating expenses	8,093	7,440	22,249	23,641

Operating loss	(991)	(1,390)	(2,119)	(5,472)

Interest income (expense), net	(211)	35	(647)	133

Net loss	$(1,202)	$(1,355)	$(2,766)	$(5,339)

Net loss per common share-basic and diluted	$(0.10)	$(0.11)	$(0.23)	$(0.46)

Weighted average common shares outstanding-basic and diluted	11,960	11,822	11,791	11,733

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	11,711	$1	$96,182	$(89,476)	$6,707
Common stock issued upon settlement of restricted stock units	235	—	—	—	—
Issuance of common stock for services	7	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(25)	—	(160)	—	(160)
Common stock repurchased for retirement	(266)	—	—	(1,686)	(1,686)
Stock-based compensation	—	—	883	—	883
Net loss	—	—	—	(829)	(829)
Balance, March 31, 2024	11,662	$1	$96,905	$(91,991)	$4,915
Issuance of common stock for cash, net of transaction expenses	40	—	563	—	563
Common stock issued upon exercise of options on a cashless basis	17	—	—	—	—
Common stock issued upon settlement of restricted stock units	141	—	—	—	—
Issuance of common stock for services	5	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	4	—	53	—	53
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(28)	—	(584)	—	(584)
Common stock repurchased for retirement	(33)	—	—	(330)	(330)
Stock-based compensation	—	—	975	—	975
Net loss	—	—	—	(735)	(735)
Balance, June 30, 2024	11,808	$1	$97,912	$(93,056)	$4,857
Issuance of common stock for cash, net of transaction expenses	123	—	2,910	—	2,910
Common stock issued upon exercise of options on a cashless basis	1	—	—	—	—
Common stock issued upon settlement of restricted stock units	117	—	—	—	—
Issuance of common stock for services	4	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(19)	—	(403)	—	(403)
Stock-based compensation	—	—	1,190	—	1,190
Net loss	—	—	—	(1,202)	(1,202)
Balance, September 30, 2024	12,034	$1	$101,609	$(94,258)	$7,352

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	11,551	$1	$93,070	$(82,482)	$10,589
Common stock issued upon settlement of restricted stock units	192	—	—	—	—
Issuance of common stock for services	10	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(56)	—	(258)	—	(258)
Stock-based compensation	—	—	1,118	—	1,118
Net loss	—	—	—	(2,011)	(2,011)
Balance, March 31, 2023	11,697	$1	$93,930	$(84,493)	$9,438
Common stock issued upon settlement of restricted stock units	108	—	—	—	—
Issuance of common stock for services	14	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	9	—	36	—	36
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(31)	—	(188)	—	(188)
Stock-based compensation	—	—	1,031	—	1,031
Net loss	—	—	—	(1,973)	(1,973)
Balance, June 30, 2023	11,797	$1	$94,809	$(86,466)	$8,344
Common stock issued upon settlement of restricted stock units	94	—	—	—	—
Issuance of common stock for services	8	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(23)	—	(112)	—	(112)
Stock-based compensation	—	—	886	—	886
Net loss	—	—	—	(1,355)	(1,355)
Balance, September 30, 2023	11,876	$1	$95,583	$(87,821)	$7,763

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,766)	$(5,339)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,764	1,670
Loss on disposal or impairment of long-lived assets	5	220
Stock-based compensation expense	3,048	3,035
Amortization of deferred commissions	27	49
Amortization of debt discount and issuance costs	70	—
Amortization of right-of-use assets	181	278
Change in fair value of contingent consideration	(12)	200
Provision for accounts receivable	150	49
Changes in operating assets and liabilities:
Accounts receivable	202	960
Prepaid expenses and other assets	(365)	(25)
Accounts payable and accruals	92	(408)
Operating lease liability	(266)	(376)
Deferred revenue	36	(828)
Net cash provided by (used in) operating activities	2,166	(515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(88)	(142)
Software development costs	(1,379)	(1,481)
Patent costs	(13)	(31)
Payment for acquisition	(3,123)	—
Net cash used in investing activities	(4,603)	(1,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering, net of transaction costs	3,473	—
Proceeds from employee stock purchase plan	53	36
Payments related to settlement of employee shared-based awards	(1,147)	(558)
Settlement of contingent consideration	(1,677)	(908)
Repurchase of common stock	(2,016)	—
Repayments of finance leases	(7)	(31)
Net cash used in financing activities	(1,321)	(1,461)

Net decrease in cash	(3,758)	(3,630)
Cash-beginning of period	9,236	6,904
Cash-end of period	$5,478	$3,274

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of AudioEye, Inc. and its wholly-owned subsidiary, ADA Site Compliance, LLC (“we”, “our” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”), as filed with the SEC on March 7, 2024.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to stock-based compensation, allowance for doubtful accounts, intangible assets, and contingent consideration. Actual results may differ from these estimates.

Revenue Recognition

We derive our revenue primarily from the sale of internally developed software by a software-as-a-service (“SaaS”) delivery model, as well as from professional services, through our direct sales force or through third-party resellers. Our SaaS fees include support and maintenance.

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

September 30, 2024

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

The following table presents our revenues disaggregated by sales channel:

	Nine months ended September 30,
(in thousands)	2024	2023
Partner and Marketplace	$14,930	$13,365
Enterprise	10,548	10,081
Total revenues	$25,478	$23,446

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

The table below summarizes our deferred revenue as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(in thousands)	2024	2023
Deferred revenue - current	$7,587	$6,472
Deferred revenue - noncurrent	8	10
Total deferred revenue	$7,595	$6,482

In the nine-month period ended September 30, 2024, we recognized $6,042,000, or 93%, in revenue from deferred revenue outstanding as of December 31, 2023.

In the three and nine months ended September 30, 2024, we had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 15% and 16%, respectively, of our total revenue. In the three and nine months ended September 30, 2023, we had one customer which accounted for approximately 17% and 16%, respectively, of our total revenue.

One major customer represented 16% of total accounts receivable as of each of September 30, 2024 and December 31, 2023.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

The table below summarizes the deferred commission costs as of September 30, 2024 and December 31, 2023, which are included in Prepaid expenses and other current assets on our consolidated balance sheets:

	September 30,	December 31,
(in thousands)	2024	2023
Deferred costs – current	$19	$20
Deferred costs - noncurrent	50	2
Total deferred costs	$69	$22

Amortization expense associated with sales commissions was included in Selling and marketing expenses on the consolidated statements of operations and totaled $11,000 and $27,000 for the three- and nine-month periods ended September 30, 2024, respectively, and $13,000 and $49,000 for the three- and nine-month periods ended September 30, 2023, respectively.

Business Combinations

The assets acquired, liabilities assumed and any contingent consideration in business combinations are recorded at their estimated fair value on the acquisition date with subsequent changes recognized in earnings. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business combination date. As a result, the Company may recognize adjustments to provisional amounts of assets acquired or liabilities assumed in earnings in the reporting period in which the adjustments are determined.

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

Employee Stock Purchase Plan

In May 2022, the stockholders of the Company approved the Company’s Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of up to 500,000 shares of common stock. Eligible employees may elect to have a percentage of eligible compensation withheld to purchase shares of our common stock at the end of each purchase period. The Company expects each purchase period to be the six month periods ending on June 30 or December 31 of each calendar year. The purchase price per share is expected to equal 85% of the fair market value of our common stock on the last trading day of the purchase period. Under the ESPP, a participant may not be granted rights to purchase more than $25,000 worth of common stock for each calendar year and no participant may purchase more than 1,500 shares of our common stock (or such other number as the Compensation Committee may designate) on any one purchase date. As of September 30, 2024, 18,960 shares had been issued under the ESPP and 481,040 shares remained available under the plan.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

The following table summarizes the stock-based compensation expense recorded for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Options	$—	$20	$5	$136
RSUs	1,077	826	2,743	2,713
Unrestricted shares of common stock	113	40	291	180
Employee stock purchase plan	—	—	9	6
Total	$1,190	$886	$3,048	$3,035

As of September 30, 2024, the unrecognized stock-based compensation expense related to outstanding RSUs totaled $4,925,000, which may be recognized through July 2027, subject to achievement of service, performance, and market conditions.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Potentially dilutive securities outstanding as of September 30, 2024 and 2023, which were excluded from the computation of basic and diluted net loss per share for the periods then ended, are as follows:

	September 30,
(in thousands)	2024	2023
Options	76	115
Restricted stock units	1,402	1,840
Total	1,478	1,955

The following table summarizes the stock option and RSUs activity for the nine months ended September 30, 2024:

	Options	RSUs
Outstanding at December 31, 2023	112,279	1,707,258
Granted	—	291,402
Exercised/Settled	(29,092)	(493,280)
Forfeited/Expired	(6,740)	(103,867)
Outstanding at September 30, 2024	76,447	1,401,513
Vested at September 30, 2024	76,447	396,861
Unvested at September 30, 2024	—	1,004,652

Stock Repurchases

In the fourth quarter of 2023, the Board of Directors of the Company approved a program to repurchase up to $5 million of its outstanding shares of common stock through December 31, 2025. In 2023, we used $1.12 million of the program to repurchase shares. In the nine months ended September 30, 2024, we used $2.02 million of the program to repurchase shares. As of September 30, 2024, we had $1.86 million remaining for the repurchase of shares.

Shares repurchased by the Company are immediately retired. The Company made an accounting policy election to charge the excess of repurchase price over par value entirely to retained earnings.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We plan to adopt ASU 2023-09 in our fiscal year 2025

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

annual financial statements. The adoption of this ASU will not affect the Company’s consolidated results of operations, financial position or cash flows.

NOTE 3 — ACQUISITIONS

ADA Site Compliance, LLC

On September 27, 2024, we entered into a Membership Interest Purchase Agreement and acquired all the outstanding equity interests of ADA Site Compliance, LLC (“ADA Site Compliance”), a Delaware limited liability company which provides audits and best practices to help organizations create websites that are accessible and compliant to Web Content Accessibility Guidelines (“WCAG”) standards. The aggregate consideration for the purchase of ADA Site Compliance was approximately $7.0 million (at fair value), consisting of $3.4 million cash payment at closing, $2.35 million in unsecured promissory notes payable to the sellers within 60 days following the closing (collectively, the “Note Payable”), and an estimated $1.25 million in aggregate contingent consideration to be paid in cash in the second quarter of 2026 if and to the extent certain earn-outs are satisfied. Actual aggregate cash consideration is based on satisfaction of the earn-out conditions related to certain annual recurring revenue (“ARR”) and non-recurring revenue (“NRR”) targets measured as of December 31, 2025 and may differ from estimated contingent consideration at acquisition.

We accounted for the acquisition of ADA Site Compliance as a business combination in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”). Accordingly, under the acquisition method of accounting, the preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

(in thousands)	Balance at September 27, 2024
Assets purchased:
Cash	$284
Accounts receivable	400
Other assets	15
Customer relationships (1)	5,100
Goodwill (2)	2,614
Total assets purchased	8,413

Liabilities assumed:
Accounts payable and accrued liabilities	331
Deferred revenue	1,077
Total liabilities assumed	1,408

Net assets acquired	7,005

Consideration:
Cash paid	3,407
Note payable (3)	2,348
Contingent consideration liability (4)	1,250
Total consideration	$7,005
(1)	Represents an acquired intangible asset that will be amortized on a straight-line basis over its estimated useful life of 8 years.
(2)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired.
(3)	Represents the fair value of the Note Payable in the aggregate principal amount of $2,400,000. See Note 5 – Debt for additional information.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

(4)	The fair value of the contingent consideration liability under the earn-out was determined using the Monte-Carlo simulation. The key assumptions used in the Monte-Carlo simulation were as follows: ARR and NRR metrics for the earn-out period, NRR discount rate of 7.5%, ARR discount rate of 6.5%, expected NRR volatility of 12.5%, expected ARR volatility of 7.5%, risk-free rate of 3.9%, buyer specific counterparty credit risk of 14.25%, and discount period of 1.62 years.

The preliminary purchase price allocations to assets acquired and liabilities assumed are subject to adjustments as information is obtained about facts and circumstances that existed at the acquisition date including, but not limited to, certain customary post-closing adjustments such as the finalization of working capital. The final fair value determination of the assets acquired and liabilities assumed will be completed prior to one year from the acquisition date, consistent with ASC 805.

In the three and nine months ended September 30, 2024, the Company incurred $394,000 of transaction costs related to the acquisition of ADA Site Compliance, which is included on our Consolidated Statement of Operations within General and administrative expenses.

Pro Forma Financials

The following unaudited pro forma results of operations for the three and nine months ended September 30, 2024 and 2023 assumes ADA Site Compliance had been acquired on January 1, 2023.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on January 1, 2023, nor does it purport to project the results of operations of the combined Company in future periods. The pro forma financial information does not give effect to any anticipated integration costs savings or expenses related to the acquired company.

	Pro Forma Combined Financials (unaudited)
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$9,471	$8,408	$27,127	$24,981
Net loss attributed to common shareholders	(660)	(1,264)	(1,994)	(5,110)

For purposes of the pro forma disclosures above, results for the three and nine months ended September 30, 2024 exclude $394,000 in acquisition expense.

Bureau of Internet Accessibility Inc.

On March 9, 2022, we entered into a Stock Purchase Agreement to acquire all the outstanding equity interests of Bureau of Internet Accessibility Inc. (“BOIA”), a Delaware corporation which provides web accessibility services including audits, training, remediation and implementation support. The aggregate consideration for the purchase of BOIA was approximately $7.5 million (at fair value), consisting of $5.1 million cash payment at closing, $0.2 million cash received in the third quarter of 2022 resulting from net working capital adjustments, and an estimated $2.6 million in aggregate contingent consideration paid in cash following the one- and two-year anniversary of the closing date. Actual aggregate cash consideration was based on BOIA’s revenues for 2022 and 2023. In the first quarter of 2023, we made a $974,000 cash payment towards the contingent consideration liability. In the second quarter of 2024, we made a $2,387,000 cash payment to settle the contingent consideration associated with the BOIA acquisition in full.

We accounted for the acquisition of BOIA as business combination in accordance with ASC 805. Accordingly, under the acquisition method of accounting, we allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, and recognized goodwill for the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives of 2 to 7 years. In the nine months ended September 30, 2024 and 2023, amortization expense associated with acquired intangible assets totaled $522,000 and $536,000, respectively.

For the nine months ended September 30, 2024 and 2023, we recorded $12,000 and $(200,000), respectively, in income (expense) related to the change in the fair value of contingent consideration, which is included in General and administrative in the accompanying Consolidated Statements of Operations.

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company had finance leases to purchase computer equipment that expired in the second quarter of 2024. The amortization expense of the leased equipment was included in depreciation expense. As of September 30, 2024 and December 31, 2023, the Company’s outstanding finance lease obligations totaled zero and $7,000, respectively. The effective interest rate of the finance leases was estimated at 6.0% based on the implicit rate in the lease agreements.

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

The Company has operating leases for office space in Tucson, Arizona, and New York, New York. The lease for the principal office located in Tucson consists of 627 square feet and ends in October 2025. The lease for the New York office, which consists of approximately 5,000 square feet, commenced in January 2022 and will expire in December 2026.

In the second quarter of 2024, the Company entered into an agreement to sublease office space in Miami Beach, Florida, on a month-to-month basis. In addition, the Company entered into membership agreements to occupy shared office space in Lehi, Utah, Tucson, Arizona, Portland, Oregon, and Seattle, Washington. Because these agreements do not qualify as a lease under ASC 842, we expense the related rent and membership fees as they are incurred.

In the first quarter of 2023, we closed our Marietta, Georgia office. As a result of abandoning the office space prior to its lease expiration in August 2024, we wrote off the associated right-of-use asset in full and recognized a $146,000 loss on impairment, which is included in General and administrative in the accompanying Consolidated Statement of Operations. As of September 30, 2024, the lease liability related to the Marietta, GA office was zero.

The Company made operating lease payments in the amount of $305,000 and $396,000 during the nine months ended September 30, 2024 and 2023, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS (continued)

The following summarizes the total lease liabilities and remaining future minimum lease payments at September 30, 2024 (in thousands):

Year ending December 31,	Operating Leases
2024 (3 months remaining)	$53
2025	219
2026	225
Total minimum lease payments	497
Less: present value discount	(34)
Total lease liabilities	463
Current portion of lease liabilities	194
Long term portion of lease liabilities	$269

The following summarizes expenses associated with our finance and operating leases for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
(in thousands)	2024	2023
Finance lease expenses:
Depreciation expense	$6	$26
Interest on lease liabilities	—	1
Total Finance lease expense	6	27
Operating lease expense	221	388
Short-term lease and related expenses	318	204
Total lease expenses	$545	$619

The following table provides information about the remaining lease terms and discount rates applied as of September 30, 2024 and 2023:

	September 30,
	2024	2023
Weighted average remaining lease term (years)
Operating Leases	2.25	2.70
Finance Leases	—	0.57
Weighted average discount rate (%)
Operating Leases	6.00	6.00
Finance Leases	—	6.00

NOTE 5 — DEBT

Term Loan

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

The Company paid a commitment fee equal to $105,000 on the closing date and is required to pay an exit fee equal to $105,000 upon the earlier of repayment in full of the obligations, the maturity date and the occurrence of a liquidity event. The commitment and exit fees payable to the lender were recorded as debt discount. The exit fee was included within long term liabilities on our consolidated

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

balance sheet as of September 30, 2024. The Company also incurred $71,000 in third-party expenses in connection with the term loan, which were recorded as debt issuance costs. Debt discount and debt issuance costs are presented as a direct deduction from the carrying amount of our term loan and are amortized to interest expense over the term of the loan using the effective interest method. In the nine months ended September 30, 2024, amortization of debt discount and debt issuance costs totaled $52,000 and $18,000, respectively.

On September 27, 2024, concurrently with the acquisition of ADA Site Compliance, we entered into a First Amendment to the Loan Agreement. Pursuant to the First Amendment, the Loan Agreement was amended to allow the Company to (a) make earn-out payments in accordance with the terms and conditions of the purchase agreement for ADA Site Compliance, so long as no event of default has occurred and is continuing immediately prior to such payment or would exist immediately after making such payment and we have liquidity of at least $3.0 million after making such payment, and (b) make payments on the Note Payable, so long as no event of default has occurred and is continuing immediately prior to such payment or would exist immediately after making such payment and we have liquidity of at least $3.0 million after making such payment.

The Loan Agreement secured by substantially all of our assets and contains certain customary financial covenants, including the requirements that the Company maintain (i) minimum liquidity of $2.0 million, subject to a higher minimum liquidity requirement in order to make certain payments; and (ii) minimum monthly recurring revenue levels measured on a trailing three month average basis as of the last day of each calendar month. The minimum monthly recurring revenue levels commence at $2.3 million and increase for each month after the month ending November 30, 2024 to the greater of $2.3 million and 105% of Borrowers’ monthly recurring revenue for the applicable month in the prior year. The Company was in compliance with all applicable covenants at September 30, 2024.

As of September 30, 2024, the outstanding principal balance of our term loan totaled $7,000,000 and accrued interest thereon totaled $85,000.

Note Payable

On September 27, 2024, in connection with the acquisition of ADA Site Compliance, the Company issued the Note Payable, unsecured non-interest bearing promissory notes in the aggregate principal amount of $2,400,000. The Note Payable matures sixty days from the issuance date and may be prepaid without penalty. As of September 30, 2024, the outstanding principal balance of the Note Payable included on our consolidated balance sheets totaled $2,348,000.

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

NOTE 7 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after September 30, 2024, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these consolidated financial statements.

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

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering Americans with Disabilities Act (“ADA”) and WCAG compliance at scale. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In the three and nine months ended September 30, 2024, we continued to focus on product innovation, expanding revenue and managing expenses.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on recurring revenue growth in both channels, while still offering our website and mobile application reporting services and PDF remediation services that provide non-recurring revenue.

For the nine months ended September 30, 2024, total revenue increased by 9% over the prior year comparable period. As of September 30, 2024, Annual Recurring Revenue (“ARR”) was approximately $36.2 million, which represented an increase of 19% year-over-year. Refer to Other Key Operating Metrics below for details on how we calculate ARR.

As of September 30, 2024, AudioEye had approximately 126,000 customers, an 18% increase from 107,000 customers at September 30, 2023. The increase in customer count is attributed to both our Partner and Marketplace and Enterprise channels.

In the nine months ended September 30, 2024, revenue from our Partner and Marketplace channel grew 12% over the prior year comparable period. This channel represented about 58% of ARR at the end of September 2024. In nine months ended September 30, 2024, total Enterprise channel revenue grew 5% over the prior year comparable period. The Enterprise channel represented about 42% of ARR at the end of September 2024.

We had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 16% of our total revenue in each of the nine months ended September 30, 2024 and 2023.

The Company continued to invest in research and development in the third quarter of 2024. Total research and development cost, as defined under Research and Development Expenses section in the Results of Operations below, was 20% of total revenue in the nine months ended September 30, 2024. Total research and development cost decreased from the prior year comparable period primarily due to the completion of significant initiatives in research and development.

In the nine months ended September 30, 2024, selling and marketing expense decreased from the prior year comparable period. This decrease was mainly driven by efficiencies in selling and marketing. The increase in general and administrative expenses in the nine months ended September 30, 2024 was due primarily to transaction costs incurred in connection with the acquisition of ADA Site Compliance, as well as an increase in litigation expenses.

We provide further commentary on our Results of Operation below.

Results of Operations

Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three and nine months ended September 30, 2024 with the three and nine months ended September 30, 2023.

Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Three months ended September 30,		Change
(in thousands)	2024	2023	$	%
Revenue	$8,925	$7,838	$1,087	14%
Cost of revenue	(1,823)	(1,788)	(35)	2%
Gross profit	7,102	6,050	1,052	17%
Operating expenses:
Selling and marketing	3,148	2,891	257	9%
Research and development	1,151	1,955	(804)	(41)%
General and administrative	3,794	2,594	1,200	46%
Total operating expenses	8,093	7,440	653	9%
Operating loss	(991)	(1,390)	399	(29)%
Interest income (expense), net	(211)	35	(246)	(703)%
Net loss	$(1,202)	$(1,355)	$153	(11)%

	Nine months ended September 30,		Change
(in thousands)	2024	2023	$	%
Revenue	$25,478	$23,446	$2,032	9%
Cost of revenue	(5,348)	(5,277)	(71)	1%
Gross profit	20,130	18,169	1,961	11%
Operating expenses:
Selling and marketing	9,122	9,387	(265)	(3)%
Research and development	3,694	5,734	(2,040)	(36)%
General and administrative	9,433	8,520	913	11%
Total operating expenses	22,249	23,641	(1,392)	(6)%
Operating loss	(2,119)	(5,472)	3,353	(61)%
Interest income (expense), net	(647)	133	(780)	(586)%
Net loss	$(2,766)	$(5,339)	$2,573	(48)%

Revenue

The following tables present our revenues disaggregated by sales channel:

	Three months ended September 30,		Change
(in thousands)	2024	2023	$	%
Partner and Marketplace	$5,226	$4,605	$621	13%
Enterprise	3,699	3,233	466	14%
Total revenues	$8,925	$7,838	$1,087	14%

	Nine months ended September 30,		Change
(in thousands)	2024	2023	$	%
Partner and Marketplace	$14,930	$13,365	$1,565	12%
Enterprise	10,548	10,081	467	5%
Total revenues	$25,478	$23,446	$2,032	9%

Partner and Marketplace channel consists of our CMS partners, platform & agency partners, authorized resellers and the Marketplace. This channel serves small & medium sized businesses that are on a partner or reseller’s web-hosting platform or that purchase our solutions from our Marketplace.

Enterprise channel consists of our larger customers and organizations, including those with non-platform custom websites, who generally engage directly with AudioEye sales personnel for custom pricing and solutions. This channel also includes federal, state and local government agencies and revenue attributable to ADA Site Compliance, which was acquired in September 2024.

For the three and nine months ended September 30, 2024, total revenue increased by 14% and 9%, respectively, over the prior year comparable periods. The increase in Partner and Marketplace channel revenue for the three and nine months ended September 30, 2024 was primarily due to continued expansion with existing partners. The increase in Enterprise channel revenue for the three and nine months ended September 30, 2024 was driven primarily by an increase in Enterprise customers.

Cost of Revenue and Gross Profit

	Three months ended September 30,		Change
(in thousands)	2024	2023	$	%
Revenue	$8,925	$7,838	$1,087	14%
Cost of Revenue	(1,823)	(1,788)	(35)	2%
Gross profit	$7,102	$6,050	$1,052	17%

	Nine months ended September 30,		Change
(in thousands)	2024	2023	$	%
Revenue	$25,478	$23,446	$2,032	9%
Cost of Revenue	(5,348)	(5,277)	(71)	1%
Gross profit	$20,130	$18,169	$1,961	11%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the three and nine months ended September 30, 2024, cost of revenue remained consistent with the prior year comparable periods.

For the three and nine months ended September 30, 2024, gross profit increased by 17% and 11%, respectively, over the prior year comparable periods. The increase in gross profit was a result of increased revenue.

Selling and Marketing Expenses

	Three months ended September 30,		Change
(in thousands)	2024	2023	$	%
Selling and marketing	$3,148	$2,891	$257	9%

	Nine months ended September 30,		Change
(in thousands)	2024	2023	$	%
Selling and marketing	$9,122	$9,387	$(265)	(3)%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the three months ended September 30, 2024, selling and marketing expenses increased by 9% over the prior year comparable period. The increase in selling and marketing expenses resulted primarily from higher third-party marketing and stock compensation expense. For the nine months ended September 30, 2024, selling and marketing expenses decreased by 3% over the prior year comparable period. This decrease resulted primarily from a reduction in online media and third-party marketing expenses.

Research and Development Expenses

	Three months ended September 30,		Change
(in thousands)	2024	2023	$	%
Research and development expense	$1,151	$1,955	$(804)	(41)%
Plus: Capitalized research and development cost	432	482	(50)	(10)%
Total research and development cost	$1,583	$2,437	$(854)	(35)%

	Nine months ended September 30,		Change
(in thousands)	2024	2023	$	%
Research and development expense	$3,694	$5,734	$(2,040)	(36)%
Plus: Capitalized research and development cost	1,379	1,481	(102)	(7)%
Total research and development cost	$5,073	7,215	$(2,142)	(30)%

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

For the three and nine months ended September 30, 2024, research and development expense decreased by 41% and 36%, respectively, from the prior year comparable periods. These decreases were driven by lower personnel cost associated with a realignment in our product and development teams following the completion of significant initiatives in R&D. For the three and nine months ended September 30, 2024, capitalized research and development cost decreased by 10% and 7%, respectively, over the prior year comparable periods. These decreases to capitalized research cost were the result of engineering personnel spending less time on product development than in the prior year comparable periods. For the three and nine months ended September 30, 2024, total research and development cost, which includes both R&D expenses and capitalized R&D costs, decreased by 35% and 30%, respectively, from the prior year comparable periods.

General and Administrative Expenses

	Three months ended September 30,		Change
(in thousands)	2024	2023	$	%
General and administrative	$3,794	$2,594	$1,200	46%

	Nine months ended September 30,		Change
(in thousands)	2024	2023	$	%
General and administrative	$9,433	$8,520	$913	11%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, general corporate expenses including legal fees, occupancy and transaction costs.

For the three and nine months ended September 30, 2024, general and administrative expenses increased by 46% and 11%, respectively, over the prior year comparable periods. The increases in general and administrative expenses were due primarily to transaction costs incurred in connection with the acquisition of ADA Site Compliance, as well as an increase in litigation expenses. For the three and nine months ended September 30, 2024, litigation expenses totaled $840,000 and $1,339,000, respectively.

Interest Income (Expense)

	Three months ended September 30,		Change
(in thousands)	2024	2023	$	%
Interest income (expense), net	$(211)	$35	$(246)	(703)%

	Nine months ended September 30,		Change
(in thousands)	2024	2023	$	%
Interest income (expense), net	$(647)	$133	$(780)	(586)%

For the three and nine months ended September 30, 2024, interest expense, net consisted primarily of interest on our term loan borrowed in the fourth quarter of 2023, which was partially offset by interest income from investment in money market funds. For the three and nine months ended September 30, 2023, interest income, net consisted primarily of income from investment in money market funds.

Other Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annualized recurring fee at the date of determination under each active contract, plus (ii) for our Partner and Marketplace channel, the annual or monthly recurring fee for all active customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12 if applicable. Recurring fees are defined as revenues expected to be generated from services typically offered as a subscription service or annual service offering such as our automation and platform, periodic auditing, human-assisted technological fixes, legal support and professional service offerings and other services that reoccur on a multi-year contract. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are terminable prior to the expected term, which may impact future ARR. ARR excludes non-recurring fees, which are defined as revenue expected to be generated from services typically not offered as a subscription service or annual service offering such as our PDF remediation services business, one-time mobile application reports, and other miscellaneous services that are offered as non-subscription services or are expected to be one-time in nature. As of September 30, 2024, ARR was $36.2 million, which represents an increase of 19% year-over-year, driven by growth in both our Partner and Marketplace channel and Enterprise channel.

Liquidity and Capital Resources

Working Capital

(in thousands)	September 30, 2024	December 31, 2023
Current assets	$11,396	$14,776
Current liabilities	(13,610)	(11,529)
Working capital	$(2,214)	$3,247

As of September 30, 2024, we had $5,478,000 in cash and working capital of ($2,214,000). The $5.5 million decrease in working capital in the nine months ended September 30, 2024 was primarily due to the acquisition of ADA Site Compliance, for which we made an initial payment of $3.1 million, net of cash received, and recognized $2.3 million in noncurrent note payable.

In November 2023, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $5 million of our common stock through December 31, 2025. The stock repurchase program may be suspended or discontinued at any time and does not commit the Company to repurchase any dollar amount or particular number of shares of stock. Shares repurchased under the program are subsequently retired and restored to the status of authorized but unissued shares of common stock. In the nine months ended September 30, 2024, we paid $2.02 million in cash to repurchase 299,371 shares of our common stock. As of September 30, 2024, we had $1.86 million remaining for the repurchase of shares.

In the second quarter of 2024, the Company initiated an At The Market offering (“ATM offering”), under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $7.0 million from time to time. As of September 30, 2024, we had issued 162,524 shares of our common stock and raised $3,473,000, net of transaction expenses, under the ATM offering.

In the second quarter of 2024, we made a $2.4 million cash payment to settle the contingent consideration associated with the BOIA acquisition in full.

As of September 30, 2024, we had $7.0 million in noncurrent term loan which matures on November 30, 2026. As of September 30, 2024, we had Note Payable in the aggregate principal amount of $2.4 million, which matures on November 26, 2024.

As of September 30, 2024, we had no off-balance sheet arrangements, and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

Cash Flows

	Nine months ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$2,166	$(515)
Net cash used in investing activities	(4,603)	(1,654)
Net cash used in financing activities	(1,321)	(1,461)
Net decrease in cash	$(3,758)	$(3,630)

For the nine months ended September 30, 2024, in relation to the prior year comparable period, cash provided by operating activities increased primarily due to increased revenue, cost efficiencies associated with lower personnel expense following a realignment in our product and development teams, as well as lower online media and third-party marketing expenses.

For the nine months ended September 30, 2024, in relation to the prior year comparable period, cash used in investing activities increased primarily due to the acquisition of ADA Site Compliance, for which we paid $3.1 million, net of cash acquired.

For the nine months ended September 30, 2024, in relation to the prior year comparable period, cash used in financing activities decreased primarily due to capital raised under the ATM Offering initiated in the second quarter of 2024, under which we issued 162,524 shares of our common stock and raised $3,473,000, net of transaction expenses. The decrease was partially offset by common stock repurchases totaling $2.02 million, as well as higher payouts towards the contingent consideration in connection with the acquisition of BOIA. In the nine months ended September 30, 2024, payments towards this contingent consideration totaled $2,387,000, of which $1,677,000 and $710,000 were classified as cash used in financing and operating activities, respectively. In the nine months ended September 30, 2023, payments towards this contingent consideration totaled $974,000, of which $908,000 and $66,000 were classified as cash used in financing and operating activities, respectively.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2024, there were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, no director or executive officer adopted, modified or terminated a “10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2024:

				Maximum Number
				of Shares (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	under the Plans or
	Shares Purchased	Paid per Share	Programs	Programs (2)
July 1 - July 31:
Employee transactions (1)	2,006	$20.68	—	$—
August 1 - August 31:
Employee transactions (1)	5,990	22.50	—	—
September 1 - September 30:
Employee transactions (1)	10,704	21.71	—	—
Total:
Employee transactions (1)	18,700	$21.85	—	$—
Share repurchase program (2)	—	$—	—	$1,860,000
(1)	Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement of restricted stock units, exercise of stock options, or issuance of unrestricted shares of common stock.
(2)	In November 2023, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $5 million of our common stock through December 31, 2025. Shares repurchased under the program are subsequently retired. The average price paid per share includes any broker commissions.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description	Form	Date of Filing	Exhibit No.	Filed Herewith
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of May 24, 2024	8-K	May 24, 2024	3.3

3.2	By-Laws of AudioEye, Inc. (as amended as of May 22, 2024)	10-Q	July 29, 2024	3.3

10.1	Membership Interest Purchase Agreement, by and among AudioEye, Inc., ADA Site Compliance, LLC, the Sellers listed on the signature pages thereto, and Scott Trachtenberg, in his capacity as Sellers’ Representative, dated as of September 27, 2024, for the acquisition of ADA Site Compliance, LLC	8-K	September 30, 2024	10.1

10.2	First Amendment, Consent and Joinder to Loan and Security Agreement, by and between AudioEye, Inc., ADA Site Compliance, LLC, and SG Credit Partners, Inc., dated as of September 27, 2024	8-K	September 30, 2024	10.2

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	November 7, 2024	By:	/s/ David Moradi
David Moradi
Principal Executive Officer

Date:	November 7, 2024	By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Financial Officer