Form 10-K
period 2024-12-31
AUDIOEYE INC
filed 2025-03-12
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant’s most recently completed second quarter ended as of June 30, 2024 was $124,254,000.

As of February 28, 2025, 12,412,544 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended December 31, 2024 are incorporated by reference in Part III of this annual report on Form 10-K.

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

Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in “Part I, Item 1A. Risk Factors” contained in this Annual Report. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to:

●	the uncertain market acceptance of our existing and future products;
●	our need for, and the availability of, additional capital in the future to fund our operations and the development of new products;
●	the success, timing and financial consequences of new strategic relationships, acquisitions or licensing agreements we may enter into;
●	rapid changes in Internet-based applications that may affect the utility and commercial viability of our products;
●	the timing and magnitude of expenditures we may incur in connection with our ongoing product development activities;
●	judicial applications of accessibility laws to the internet;
●	the level of competition from our existing competitors and from new competitors in our marketplace; and
●	the regulatory environment for our products and services.

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

As used in this annual report, the terms “we,” “us,” “our,” “AudioEye,” the “Company” and similar references refer to AudioEye, Inc. and its wholly-owned subsidiary, ADA Site Compliance, LLC.

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

AudioEye stands out among its competitors because it offers automated and human assisted technological fixes and continuous monitoring of accessibility issues without fundamental changes to the website architecture. We recognize that automation alone cannot fix all accessibility issues, which is why we also offer certified accessibility experts, who can provide human assisted technological testing and custom fixes. Our solution is trusted by some of the largest and most influential companies in the world, including Samsung, Landry’s, Calvin Klein and others. Government agencies, such as the Federal Communications Commission, use our software with their digital platforms. We also work with government agencies at the state and local level.

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

Other solutions have been developed to help users access websites, but these often require the installation of a plug-in or software on the user’s computer. Similarly, some are tailored to either single or a limited number of use cases and lack a holistic approach for addressing compliance and accessibility. Further, some companies focus on automation alone, whereas our solutions take a comprehensive approach involving both technology and experts.

AudioEye Solutions

At its core, AudioEye’s offering provides ongoing testing, automated fixes, and 24/7 monitoring that continually improves conformance with WCAG. This in turn helps businesses and organizations comply with WCAG standards as well as applicable U.S. and foreign accessibility laws. Our technology is capable of immediately identifying and fixing most of the common accessibility errors and addresses a wide range of disabilities including dyslexia, color blindness, epilepsy and more. AudioEye also offers additional solutions to provide for enhanced compliance and accessibility, including periodic auditing, custom fixes by experts, and legal support services. Our solutions may be purchased through a subscription service on a month-to-month basis or with one or multi-year terms. We also offer PDF remediation services and mobile application and audit reporting services to help our customers with their digital accessibility needs.

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

We had one major customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 15% and 17% of our revenue in the years ended December 31, 2024 and 2023, respectively.

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

We plan to continue to invest in research and development and expand our portfolio of proprietary intellectual property.

Competition

Most of our competition falls within the following categories:

●	There are a small number of web accessibility audit and tracking platform providers that purport to analyze websites for accessibility concerns. While these providers may sometimes identify issues, they typically do not provide fixes or specific recommendations.
●	Currently, other technology providers attempt to apply compliance remediation strictly through automation technology and accessibility toolbars.
●	There are a substantial number of consulting service providers offering website and application accessibility. Each generally provides an analysis of the various compliance issues associated with its clients’ websites. They ultimately provide resources and assistance in applying fixes and changes at the source.

Competitive Strengths

Our management believes the following competitive strengths will enable our success in the accessibility marketplace:

●	Unique patented technology. AudioEye builds all its products with the primary goal of enhancing the user experience regardless of the end-user’s ability. AudioEye is a marketplace technology leader providing a comprehensive accessibility solution that addresses every aspect of accessibility.
●	AudioEye’s software automatically removes digital access barriers every day and automatically tests for more WCAG criteria than any competitor. AudioEye’s Issue Reporting dashboard allows non-technical users to easily understand accessibility issues on their websites and the impact these issues have on site visitor experiences.
●	Broad price points and offerings. With a free 14-day trial for our base offering, AudioEye allows website owners to test our solution before choosing their preferred option. Our offerings range from low-cost to standard plans, to our customized, enterprise-wide solutions.
●	Unique combination of advanced technology and expert-driven services. Our management believes that AudioEye addresses the problem of web accessibility holistically and provides a combination of leading-edge technology and high-quality specialized expertise, both offered as subscription services. Our solutions are designed to provide our customers with reliable and sustainable website accessibility compliance solutions; which lead to cost-savings and reduced time-to-market. We believe that the AudioEye solution allows our customers to focus not only on achieving compliance, but also helping maintain compliance and building inclusive digital experiences for their users throughout the life of the subscription.
●	We offer greater transparency in marketing our offerings. We believe there is no fully automated solution on the market that can provide 100% compliance. Our offerings provide automated fixes with additional human assisted technologically driven enhancements. We think that as the industry develops, opaque products with unsubstantiated claims will ultimately fail.
●	Highly experienced inventors, technologists, and product development team. Our team comprises experienced software and SaaS developers and technologists.

Legal and Regulatory Framework

Many courts and the U.S. Department of Justice (“DOJ”) hold that Titles II and III of the Americans with Disabilities Act (“ADA”), together with Sections 504 and 508 of the Rehabilitation Act of 1973, require public and private websites and mobile applications to be accessible to people with disabilities. On April 24, 2024, the DOJ finalized regulations under Title II of ADA, mandating that state and local government websites and mobile applications adhere to the WCAG 2.1 Level AA standards. On May 9, 2024, the U.S. Department of Health and Human Services (“HHS”) published a rule to add, among other things, specific requirements about web and mobile application accessibility under Section 504 of the Rehabilitation Act that would apply to recipients of Federal financial assistance.

Title III of the ADA governs private businesses and prohibits discrimination on the basis of disability in the provision of services, programs, and activities by public accommodations. While the law governing website and mobile application accessibility is still developing, many courts have held that websites and mobile applications fall within Title III’s scope. Some courts hold that Title III applies to all customer-facing websites and mobile applications, while others apply a “nexus” approach, which requires websites and mobile applications to comply with Title III if the website or mobile application is associated with a physical location. The U.S. Supreme Court has yet to articulate a unified approach, so some degree of uncertainty remains. Similarly, while the DOJ has taken the position that Title III applies to websites and mobile applications, the DOJ has not promulgated regulations laying out compliance standards for websites and mobile applications under Title III of the ADA. In the absence of clear guidance, litigants generally measure accessibility using the WCAG, which are promulgated by the World Wide Web Consortium.

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

The European Accessibility Act (EAA) will take effect in June 2025, requiring digital products and services — including websites, e-commerce, and mobile apps — to meet accessibility standards across the European Union (“EU”). Certain businesses operating in the EU must ensure compliance or risk penalties.

Although the WCAG does not carry force of law, courts may order defendants to substantially comply with the WCAG as a remedy for accessibility violations. Settlements and consent decrees often generally require the same. We therefore design our products and services to help customer websites and mobile applications achieve and sustain substantial conformance with our interpretation of the informative guidance supplied through the WCAG, and we continue to improve and update our products and services as new guidance emerges.

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

As of December 31, 2024, we had 117 full-time employees. We use a variety of methods for recruiting, including in-house recruiting resources and employee referrals, and we believe our mission allows us to recruit and retain high-quality talent.

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

To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $4,254,000 for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $95,746,000. If we continue to experience losses, we may not be able to continue our operations, and investors may lose their entire investment.

We continue to pursue business through a variety of channels. These channels may result in the use of a significant amount of our management resources and costs, and we cannot guarantee we will fully realize the expected benefits.

We continue to pursue business through a variety of channels. Although we may devote significant resources and costs to the development of these sales channels, we may struggle to successfully identify the channel partners, or to successfully conclude transactions with the channel partners. Should we be unable to identify, conclude or maintain important channel partnerships, or if our partners are unable to meet our expectations, our business prospects and operations could be adversely affected as a result of the devotion of significant managerial effort and Company costs required. In addition, there can be no assurance that we would fully realize the potential benefit of the relationships. If we cannot do so, we may be unable to meet future revenue expectations.

Our future development will require additional capital, and we may be unable to obtain needed capital or financing on satisfactory terms, or at all, which would prevent us from fully developing our business and generating revenues.

As of December 31, 2024, we had $5.7 million in cash. Our business plan will require additional capital expenditures, and our capital outlays could increase substantially over the next several years as we implement our business plan. As a result, we may need to raise additional capital through future private or public equity offerings, strategic alliances or debt financing. Our future capital requirements will depend on many factors, including, among others: market conditions, sales and marketing costs, mergers and acquisition activity, if any, costs of litigation in enforcing our intellectual property rights, and information technology development and acquisition costs. No assurance can be given that we can successfully raise additional equity or debt capital, or that such financing will be available to us on favorable terms, if at all.

We have a $7.0 million loan due in November 2026 that includes certain financial and liquidity covenants. We cannot guarantee we will meet these covenants, obtain sufficient capital to repay the loan on a timely basis or obtain refinancing of the loan on satisfactory terms, or at all, all of which could have a material adverse effect on our business.

On November 30, 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”) with SG Credit Partners, Inc. (the “Lender”) pursuant to which we acquired a $7.0 million loan due in November 2026. Under the Loan Agreement, we provided the Lender a first priority security interest in all existing and future acquired assets owned by us. The Loan Agreement contains certain customary covenants that limit our ability to engage in certain transactions. In addition, we must maintain (i) minimum liquidity of $2.0 million, subject to a higher minimum liquidity requirement in order to make certain payments; and (ii) minimum monthly recurring revenue levels measured on a trailing three month average basis as of the last day of each calendar month. The minimum monthly recurring revenue levels commence at $2.3 million and increase for each month after the month ending November 30, 2024 to the greater of $2.3 million and 105% of Borrowers’ monthly recurring revenue for the applicable month in the prior year. We cannot guarantee that we will always meet these covenants or that we can obtain sufficient capital to repay the loan on a timely basis, or obtain refinancing of the loan on satisfactory terms, or at all.

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

We have sought in the past, and are continuing to seek, strategic opportunities, which may include acquisitions, to help us pursue our business objectives. Although we may devote significant time and resources in pursuit of such transactions, we may struggle to successfully identify such opportunities, or to successfully conclude transactions. Should we be unable to identify or conclude important strategic transactions, our business prospects and operations could be adversely affected as a result of the devotion of significant managerial effort required, and the challenges of achieving our objectives in the absence of strategic opportunities. In addition, we may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed.

Even if we are able to consummate these opportunities, we may not be able to do so on terms that are beneficial to AudioEye. They may also impact our financial position and capital needs which, among other actions, could require us to raise additional capital, which could result in dilution to our stockholders or result in restrictions on our activities, and could cause substantial fluctuations in our results of operations.

We may not be able to successfully integrate newly acquired businesses or other strategic relationships, such matters involve various risks, and we may not be able to fully realize the potential benefit of such opportunities.

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

We acquired ADA Site Compliance, LLC (“ADA Site Compliance”) on September 27, 2024, and we cannot assure you that will successfully integrate the business or that the acquisition will bring us the expected benefits.

On September 27, 2024, we acquired ADA Site Compliance. We cannot assure you that we will be able to successfully integrate the business or that we will receive the expected benefits from the acquisition. All of the risks from the risk factor entitled “We may not be able to successfully integrate newly acquired businesses or other strategic relationships, such matters involve various risks, and we may not be able to fully realize the potential benefit of such opportunities” apply to ADA Site Compliance, including the risk that we could fail to integrate the customers to new products and services over time. Further, while a significant portion of the aggregate consideration for ADA Site Compliance is based on ADA Site Compliance’s annual recurring and non-recurring revenue targets measured as of December 31, 2025, ADA Site Compliance may ultimately not perform as we hope both during and subsequent to the earn-out period. If it does not, our results of operations and financial condition could be adversely affected.

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

Our success is dependent on our employees, some of whom are relatively new in their positions with the Company.

Our success has depended, and continues to depend, on the efforts and talents of our senior management team and employees, including our engineers, product managers, sales and marketing personnel, and professional services personnel. Some of our employees are relatively new to their positions, and we can provide no assurance that our management team will be able to effectively work together or with all of our employees. If they are unable to do so or our new employees do not work effectively, there may be delays in execution of our business and operating strategies.

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

In connection with this annual report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and of the effectiveness of our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2024.

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

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock with a $0.00001 par value per share and 10,000,000 shares of preferred stock with a $0.00001 par value per share, of which, as of December 31, 2024, approximately 12,285,000 shares of common stock were issued and outstanding. As of December 31, 2024, we also had outstanding options to purchase an aggregate of approximately 36,000 shares of our common stock, and unvested, or vested but not yet settled, restricted stock units covering an aggregate of approximately 1,315,000 shares of common stock. The exercise of such options and the settlement of such restricted stock units would further increase the number of our outstanding shares of common stock.

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

Risks Relating to Our Charter Documents and Capital Structure

A small number of “insider” stockholders have significant influence over stockholder actions.

As of January 31, 2025, our directors and executive officers beneficially owned an aggregate of 3,538,888 of our outstanding shares of common stock, which represents approximately 29% of the aggregate voting power of our outstanding shares of common stock. As of January 31, 2025, our Chief Executive Officer beneficially owned over 20% of the voting power of our outstanding shares of common stock. Through their collective ownership of our outstanding stock, such insider holders, if they were to act together, would have significant influence over the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, to determining the outcome of the election of all of our directors and determining corporate and stockholder action on other matters. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders. In addition, this concentration of ownership may delay or prevent future transactions or a change in control of our company.

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

We have implemented incident response processes in the event of a cybersecurity threat. Such incident responses are overseen by functional leaders and internal experts. In the event of a cybersecurity threat, security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact and reviewed for potential privacy impact. As part of the above processes, we have engaged external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards and obtained a SOC 2 Type II report.

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

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cyber and data security threats. Members of the Board or Audit Committee receive periodic updates from senior management regarding our cybersecurity processes and risks. Members of management that comprise our incident response team include the following officers (or those with similar responsibility): Senior Director of Information Technology, Chief Operating Officer, Chief Financial Officer, Customer Success (if customers are affected), and Vice President of Human Resources (if employee data is affected). As part of our internal response policy, upon confirmation of a breach, a remediation process is initiated, led by our Principal Privacy Officer who chairs an incident response team. This team may include members from relevant departments such as Product Development, Information Technology, Finance, Legal, Marketing, Client/Customer Services and Human Resources, any other relevant units or departments affected by the breach and any additional personnel as deemed necessary.

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

Item 2.   Properties

The Company’s principal offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 627 square feet under a lease agreement that expires in October 2025.

The Company also leases office space in New York City, New York, and occupies shared office space in several locations under membership agreements which provide for membership fees based on the number of contracted seats.

The Company believes that its space is adequate for its current needs and that suitable alternative space is available to accommodate expansion of the Company’s operations.

Item 3.   Legal Proceedings

In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the consolidated balance sheet as of December 31, 2024, would not be material to our financial position or annual results of operations.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

AudioEye, Inc. was formed as a Delaware corporation on May 20, 2005. Our common stock has been listed on The Nasdaq Capital Market under the symbol “AEYE” since September 4, 2018.

In November 2023, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $5 million of our common stock through December 31, 2025. The stock repurchase program may be suspended or discontinued at any time and does not commit the Company to repurchase any dollar amount or particular number of shares of stock. Shares repurchased under the program are subsequently retired and restored to the status of authorized but unissued shares of common stock. As of December 31,

2024, we had $1.86 million remaining for the repurchase of shares. In March 2025, this share repurchase program was terminated. No shares were repurchased under this program between December 31, 2024 and the date it was terminated.

In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. No repurchases have been made under this program to date.

On January 31, 2025, there were 144 holders of record of our common stock, and a greater number of beneficial holders of our common stock for whom shares were held in a “nominee” or “street” name.

The following table sets forth information with respect to our repurchases of common stock during the three months ended December 31, 2024:

				Maximum Number
				of Shares (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	under the Plans or
	Shares Purchased	Paid per Share	Programs	Programs (2)
October 1 - October 31:
Employee transactions (1)	4,025	$25.23	—	$—
November 1 - November 30:
Employee transactions (1)	8,285	27.55	—	—
December 1 - December 31:
Employee transactions (1)	34,274	19.39	—	—
Total:
Employee transactions (1)	46,584	$21.35	—	$—
Share repurchase program (2)	—	$—	—	$1,860,000
(1)	Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement restricted stock units or the issuance of unrestricted shares of common stock.
(2)	In November 2023, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $5 million of our common stock through December 31, 2025. Shares repurchased under the program are subsequently retired. The average price paid per share includes any broker commissions. In March 2025, this share repurchase program was terminated.

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

Item 6. [RESERVED]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended December 31, 2024 and 2023 that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report on Form 10-K, particularly in “Risk Factors.” The forward-looking statements included in this annual report on Form 10-K are made only as of the date hereof.

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering Americans with Disabilities Act (“ADA”) and WCAG compliance at scale. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In 2024, we continued to focus on product innovation, expanding revenue and managing expenses.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on recurring revenue growth in both channels, while still offering our website and mobile application reporting services and PDF remediation services that provide non-recurring revenue.

For the year ended December 31, 2024, total revenue increased by 12% over the prior year. As of December 31, 2024, Annual Recurring Revenue (“ARR”) was approximately $36.6 million, which represented an increase of 17% from December 31, 2023. Refer to “Other Key Operating Metrics” below for details on how we calculate ARR.

As of December 31, 2024, AudioEye had approximately 127,000 customers, an increase from 110,000 customers at December 31, 2023. The increase in customer count is attributed to both our Partner and Marketplace and Enterprise channels.

In the twelve months ended December 31, 2024, revenue from our Partner and Marketplace grew 12% over the prior year. This channel represented about 58% of ARR at the end of December 2024. In the twelve months ended December 31, 2024, total Enterprise revenue, inclusive of revenue from ADA Site Compliance acquired in September 2024, increased by 13% over the prior year. The Enterprise channel represented about 42% of ARR at the end of December 2024.

We had one major customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 15% and 17% of our revenue in the years ended December 31, 2024 and 2023, respectively.

The Company continued to invest in research and development in 2024. Total research and development cost, as defined under the “Research and Development” section in the “Results of Operations” below, was 19% of total revenue in 2024. Total research and development cost decreased from the prior year due to the completion of significant initiatives in research and development.

In the twelve months ended December 31, 2024, both selling and marketing expense and general and administrative expense increased over the prior year. This increase in selling and marketing expense was due to additional costs associated with ADA Site Compliance, which was acquired in September 2024, as well as higher third-party marketing and stock compensation expenses. The increase in general and administrative expense was mainly driven by increases in litigation and stock compensation expenses, as well as transaction costs incurred in connection with the acquisition of ADA Site Compliance.

We provide further commentary on our Results of Operation below.

Results of Operations

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the year ended December 31, 2024 with the year ended December 31, 2023. Our results of operations in these periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Year ended December 31,		Change
(in thousands)	2024	2023	$	%
Revenue	$35,201	$31,316	$3,885	12%
Cost of revenue	7,261	6,974	287	4%
Gross profit	27,940	24,342	3,598	15%
Operating expenses:
Selling and marketing	12,668	11,781	887	8%
Research and development	5,077	6,989	(1,912)	(27)%
General and administrative	13,585	11,537	2,048	18%
Total operating expenses	31,330	30,307	1,023	3%
Operating loss	(3,390)	(5,965)	2,575	(43)%
Interest income (expense), net	(864)	93	(957)	(1,029)%
Net loss	$(4,254)	$(5,872)	$1,618	(28)%

Revenue

The following table presents our revenues disaggregated by sales channel:

	Year ended December 31,		Change
(in thousands)	2024	2023	$	%
Partner and Marketplace	$20,249	$18,027	$2,222	12%
Enterprise	14,952	13,289	1,663	13%
Total revenue	$35,201	$31,316	$3,885	12%

The Partner and Marketplace channel consists of our CMS partners, platform & agency partners, authorized resellers and the Marketplace. This channel serves small and medium sized businesses that are on a partner or reseller’s web-hosting platform or that purchase our solutions from our Marketplace.

The Enterprise channel consists of our larger customers and organizations, including those with non-platform custom websites, who generally engage directly with AudioEye sales personnel for custom pricing and solutions. This channel also includes federal, state and local government agencies and revenue attributable to ADA Site Compliance, which was acquired in September 2024.

For the year ended December 31, 2024, total revenue increased by 12% over the prior year. The increase in Partner and Marketplace channel revenue was the result of continued expansion with existing partners and the execution of new partnerships agreements in the year. The increase in Enterprise channel revenue was driven primarily by an increase in Enterprise customers.

Cost of Revenue and Gross Profit

	Year ended December 31,		Change
(in thousands)	2024	2023	$	%
Revenue	$35,201	$31,316	$3,885	12%
Cost of Revenue	7,261	6,974	287	4%
Gross profit	$27,940	$24,342	$3,598	15%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the year ended December 31, 2024, cost of revenue increased by 4% over the prior year. The increase in cost of revenue was primarily due to higher service delivery costs associated with increased revenue, amortization of our capitalized software development costs and additional costs attributable to ADA Site Compliance, which was acquired in September 2024.

For the year ended December 31, 2024, gross profit increased by 15% over the prior year. The increase in gross profit was a result of increased revenue.

Selling and Marketing Expenses

	Year ended December 31,		Change
(in thousands)	2024	2023	$	%
Selling and marketing	$12,668	$11,781	$887	8%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the year ended December 31, 2024, selling and marketing expenses increased by 8% over the prior year. The increase in selling and marketing expenses resulted primarily from additional cost associated with ADA Site Compliance, which was acquired in September 2024, as well as higher third-party marketing and stock compensation expense.

Research and Development

	Year ended December 31,		Change
(in thousands)	2024	2023	$	%
Research and development expense	$5,077	$6,989	$(1,912)	(27)%
Plus: Capitalized research and development cost	1,771	1,946	(175)	(9)%
Total research and development cost	$6,848	8,935	$(2,087)	(23)%

Research and development (“R&D”) expenses consist primarily of compensation and related benefits related to our employees involved in research and development activities. Total research and development cost includes the amount of research and development expense reported within operating expenses as well as development cost that was capitalized during the fiscal period.

For the year ended December 31, 2024, R&D expenses decreased by 27% from the prior year. This decrease was driven by lower personnel cost associated with a realignment in our product and development teams following the completion of significant initiatives in R&D. For the year ended December 31, 2024, capitalized R&D cost decreased by 9% from the prior year. The decrease in capitalized R&D cost was the result of engineering personnel spending less time on product development than in previous comparable periods. Total R&D cost, which includes both R&D expenses and capitalized R&D costs, decreased 23% from 2023 to 2024.

General and Administrative Expenses

	Year ended December 31,		Change
(in thousands)	2024	2023	$	%
General and administrative	$13,585	$11,537	$2,048	18%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, general corporate expenses including legal fees, occupancy and transaction costs.

For the year ended December 31, 2024, general and administrative expenses increased by 18% over the prior year. The increase in general and administrative expenses was due primarily to an increase in litigation expenses of $2.1 million, as well as increased stock compensation expense and transaction costs incurred in connection with the acquisition of ADA Site Compliance.

Interest Income (Expense)

	Year ended December 31,		Change
(in thousands)	2024	2023	$	%
Interest income (expense), net	$(864)	$93	$(957)	(1,029)%

For the year ended December 31, 2024, interest expense, net consisted primarily of interest on our term loan borrowed in the fourth quarter of 2023, which was partially offset by interest income from investment in money market funds. For the year ended December 31, 2023, interest income, net consisted primarily of income from investment in money market funds.

Other Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annualized recurring fee at the date of determination under each active contract, plus (ii) for our Partner and Marketplace channel, the annual or monthly recurring fee for all active customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12 if applicable. Recurring fees are defined as revenues expected to be generated from services typically offered as a subscription service or annual service offering such as our automation and platform, periodic auditing, human-assisted technological fixes, legal support and professional service offerings and other services that reoccur on a multi-year contract. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are terminable prior to the expected term, which may impact future ARR. ARR excludes non-recurring fees, which are defined as revenue expected to be generated from services typically not offered as a subscription service or annual service offering such as our PDF remediation services business, one-time mobile application reports, and other miscellaneous services that are offered as non-subscription services or are expected to be one-time in nature. As of December 31, 2024, ARR was $36.6 million, which represents an increase of 17% year-over-year, driven by growth in both our Partner and Marketplace channel and Enterprise channel.

Liquidity and Capital Resources

Working Capital

As of December 31, 2024, we had $5.7 million in cash and cash equivalents, and working capital of $549,000. The $2.7 million decrease in working capital in 2024 was primarily due to the acquisition of ADA Site Compliance, for which we made payments totaling $5.3 million in 2024, net of cash received.

In November 2023, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $5 million of our common stock through December 31, 2025. Shares repurchased under the program are subsequently retired and restored to the status of authorized but unissued shares of common stock. In the twelve months ended December 31, 2024, we paid $2.02 million in cash to repurchase 299,371 shares of our common stock. As of December 31, 2024, we had $1.86 million remaining for the repurchase of shares. In March 2025, this share repurchase program was terminated. No shares were repurchased under this program between December 31, 2024 and the date it was terminated.

In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. No repurchases have been made under this program to date.

In the second quarter of 2024, the Company initiated an At The Market offering (“ATM offering”), under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $7.0 million from time to time. As of  December 31, 2024, we had issued 292,746 shares of our common stock and raised $6,634,000, net of transaction expenses, utilizing the ATM offering in full.

In the second quarter of 2024, we made a $2.4 million cash payment to settle the contingent consideration associated with the Bureau of Internet Accessibility Inc. (“BOIA”) acquisition in full.

As of December 31, 2024, we had $1.4 million in noncurrent contingent consideration liability recognized in connection with the acquisition of ADA Site Compliance, and $7.0 million in noncurrent term loan which matures on November 30, 2026.

As of March 12, 2025, we have no off-balance sheet arrangements, and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months. We expect to continue to invest in our product and in sales and marketing to capture market demand. In 2024, cash provided by operating activities totaled $2.7 million, and we were able to raise $6.6 million through an ATM offering, net of transaction costs. We expect cash provided by operating activities to continue to improve in 2025, driven mainly by the anticipated revenue growth.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

(in thousands)	December 31, 2024	December 31, 2023
Current assets	$12,120	$14,776
Current liabilities	(11,571)	(11,529)
Working capital	$549	$3,247

Cash Flows

	Year ended December 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$2,731	$318
Net cash used in investing activities	(7,214)	(2,156)
Net cash provided by financing activities	898	4,170
Net increase (decrease) in cash and cash equivalents	$(3,585)	$2,332

For the year ended December 31, 2024, in relation to the prior year, cash provided by operating activities increased primarily due to increased revenue and cost efficiencies associated with lower personnel expense following a realignment in our product and development teams.

For the year ended December 31, 2024, in relation to the prior year, cash used in investing activities increased primarily due to the acquisition of ADA Site Compliance in 2024, for which we paid $5.3 million, net of cash acquired. Cash used for investing activities in 2023 related primarily to cash outlays for software development costs.

For the year ended December 31, 2024, in relation to the prior year, cash provided by financing activities decreased due to an increase in payments related to settlement of employee stock-based awards and common stock repurchases, as well as higher payouts towards the contingent consideration in connection with the acquisition of BOIA. For the years ended December 31, 2024 and 2023, we raised $6.6 million and $6.9 million, respectively, through an ATM offering and a term loan, respectively, net of transaction costs.

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

Goodwill, Intangible Assets and Contingent Consideration recognized in connection with a Business Combination

We recognize intangible assets acquired in connection with business combinations based on their fair value at acquisition, which is determined by management with the assistance a third-party valuation specialist. Acquired intangible assets are amortized on a straight-line basis over their estimated useful life.

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

Refer to Note 2 - Significant Accounting Policies to our consolidated financial statements for a complete discussion of the significant accounting policies and methods used in the preparation of our consolidated financial statements, including our accounting policies related to intangible assets.

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

Item 9A.  Controls and Procedures

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria established in Internal Control — 2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes to our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed above.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, no director or executive officer adopted, modified or terminated a “10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

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

Item 11.  Executive Compensation

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

Item 12.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

Item 14.  Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	The following documents are filed as part of this report:
(1)	Financial Statements — See Index to Financial Statements on page F-1 below and the financial pages that follow.
(2)	Financial Statements Schedules — As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.
(3)	Exhibits — The following exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

		Incorporation by Reference
Exhibit No.	Description	Form	Date of Filing	Exhibit No.	Filed Herewith
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of May 24, 2024	8-K	May 24, 2024	3.3

3.2	By-Laws of AudioEye, Inc. (as amended as of May 22, 2024)	10-Q	July 29, 2024	3.3

4.1	Description of Registered Securities	10-K	March 7, 2024	4.1

4.2	Form of Senior Indenture	S-3	February 7, 2024	4.2

4.3	Form of Subordinated Indenture	S-3	February 7, 2024	4.3

10.1*	AudioEye, Inc. 2012 Incentive Compensation Plan effective December 19, 2012	S-1/A	January 11, 2013	10.13

10.2*	AudioEye, Inc. 2014 Incentive Compensation Plan effective January 27, 2014	S-1/A	February 4, 2014	10.20

10.3*	AudioEye, Inc. 2016 Incentive Compensation Plan effective December 17, 2015	10-K	March 27, 2019	10.13

10.4*	Form of Restricted Stock Unit Award Agreements for grants under the AudioEye, Inc. 2012, 2014 and 2016 Incentive Compensation Plans	10-K	March 27, 2019	10.30

10.5*	Form of Performance Option Agreement for grants under the AudioEye, Inc. 2012, 2014 and 2016 Incentive Compensation Plans	10-K	March 27, 2019	10.31

10.6*	Form of Stock Option Agreement for grants under the AudioEye, Inc. 2012, 2014 and 2016 Incentive Compensation Plans	10-K	March 27, 2019	10.32

10.7*	AudioEye, Inc. 2019 Equity Incentive Plan (as amended and restated on May 18, 2020)	10-Q	August 13, 2020	10.1

10.8*	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Incentive Stock Option Agreement	8-K	May 14, 2019	10.3

10.9*	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Nonqualified Stock Option Agreement	8-K	May 14, 2019	10.4

10.10*	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Restricted Stock Unit Agreement	8-K	May 14, 2019	10.5

10.11*	AudioEye, Inc. 2020 Equity Incentive Plan, as amended through May 24, 2024	8-K	May 24, 2024	10.1

10.12*	Form of Restricted Stock Unit Award Agreement (Time-Based) under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.2

10.13*	Form of Restricted Stock Unit Award Agreement (Non-Employee Director Awards) under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.3

10.14*	Form of Performance Stock Unit Award Agreement (Performance-Based) under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.4

10.15*	Form of Incentive Stock Option Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.5

10.16*	Form of Non-Qualified Stock Option Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.6

10.17*	Form of Other Stock-Based Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.7

10.18*	AudioEye, Inc. Employee Stock Purchase Plan	8-K	May 24, 2022	10.2

10.19*	Executive Employment Agreement dated July 1, 2015 between Dr. Carr Bettis and AudioEye, Inc.	8-K	July 8, 2015	10.1

10.20*	Amendment to Executive Employment Agreement dated May 18, 2021 between Dr. Carr Bettis and AudioEye, Inc.	10-Q	August 11, 2021	10.1

10.21*	Second Amendment to Executive Employment Agreement by and between AudioEye, Inc. and Carr Bettis, dated March 25, 2023	8-K	March 28, 2023	10.1

10.22*	Amended and Restated Employment Agreement by and between AudioEye, Inc. and David Moradi, dated April 5, 2022	8-K	April 8, 2022	10.1

10.23*	Amendment dated December 26, 2023 to the Amended and Restated Employment Agreement by and between AudioEye, Inc. and David Moradi, dated April 5, 2022	8-K	December 28, 2023	10.1

10.24*	Notice of Award of Performance Shares to David Moradi dated August 20, 2020 under the AudioEye, Inc. 2019 Equity Incentive Plan	8-K	August 24, 2020	10.2

10.25*	Performance Stock Unit Agreement, dated March 11, 2021 between the Company and David Moradi	8-K	March 15, 2021	10.1

10.26*	Executive Employment Agreement, dated June 10, 2021, between the Company and Kelly Georgevich	8-K	June 23, 2021	10.1

10.27	Loan and Security Agreement, dated as of November 30, 2023, by and between AudioEye, Inc., Springtime, Inc. and SG Credit Partners, Inc.	10-K	March 7, 2024	10.29

10.28	Amendment dated as of March 5, 2024 by and between AudioEye, Inc., Springtime, Inc. and SG Credit Partners, Inc. to the Loan and Security Agreement dated as of November 30, 2023	8-K	March 6, 2024	10.1

10.29	First Amendment, Consent and Joinder to Loan and Security Agreement, by and between AudioEye, Inc., ADA Site Compliance, LLC, and SG Credit Partners, Inc., dated as of September 27, 2024	8-K	September 30, 2024	10.2

10.30	At The Market Offering Agreement, dated as of June 5, 2024, by and between AudioEye, Inc. and Craig-Hallum Capital Group LLC	8-K	June 6, 2024	1.1

10.31	Form of Securities Purchase Agreement by and between AudioEye, Inc. and each Purchaser dated August 6, 2018	8-K	August 7, 2018	10.1

10.32	Schedule of Certain Parties to Securities Purchase Agreements and Registration Rights Agreements dated as of August 6, 2018	10-K	March 27, 2019	10.35

10.33	Stock Purchase Agreement dated as of March 9, 2022, by and between AudioEye, Inc., Mark Shapiro, Kim Testa, Garry Harstad, Ken Berquist and Betaspring Fund 100, LLC, and Mark Shapiro, as Sellers’ Representative	8-K	March 11, 2022	10.1

10.34	Membership Interest Purchase Agreement, by and among AudioEye, Inc., ADA Site Compliance, LLC, the Sellers listed on the signature pages thereto, and Scott Trachtenberg, in his capacity as Sellers’ Representative, dated as of September 27, 2024, for the acquisition of ADA Site Compliance, LLC	8-K	September 30, 2024	10.1

10.35*	Form of AudioEye, Inc. Indemnification Agreement (Directors and Executive Officers)	8-K	December 16, 2019	10.1

14.1	Code of Business Conduct and Ethics	10-K	March 27, 2019	14.1

19.1	Insider Trading Policy				X

21	List of Subsidiaries				X

23.1	Consent of MaloneBailey LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included in signature page)				X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97	AudioEye, Inc. Compensation Recovery Policy	10-K	March 7, 2024	97

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Constitutes a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March, 2025.

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

Signature	Title	Date

/s/ David Moradi	Chief Executive Officer, Director	March 12, 2025
David Moradi	(Principal Executive Officer)

/s/ Kelly Georgevich	Chief Financial Officer	March 12, 2025
Kelly Georgevich	(Principal Financial and Accounting Officer)

/s/ Dr. Carr Bettis	Executive Chairman, Director	March 12, 2025
Dr. Carr Bettis

/s/ James Hawkins	Director	March 12, 2025
James Hawkins

/s/ Jamil Tahir	Director	March 12, 2025
Jamil Tahir

/s/ Dr. Katherine Fleming	Director	March 12, 2025
Dr. Katherine Fleming

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDIOEYE, INC.

consolidated FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AudioEye, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AudioEye, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate for Valuation of Acquired Customer Relationships Intangible Asset

Description of the Matter

As discussed in Note 3 to the consolidated financial statements, on September 27, 2024, the Company consummated the business acquisition of ADA Site Compliance (ADA SC) for total consideration of approximately $7 million. The acquisition-date fair value of ADA SC’s customer relationships intangible asset was $5.1 million. The fair value of the intangible asset was estimated using a multi-period excess earnings method.

We identified the evaluation of the fair value of customer relationships intangible asset acquired through the ADA SC business combination as a critical audit matter due to the significant judgment required in determining its estimated fair value. The significant assumptions used to estimate the fair value of the intangible asset included certain assumptions that form the basis of the forecasted results, such as revenue growth rates, attrition rates, expense forecasts and discount rates. There was a high degree of auditor judgment and subjectivity in applying audit procedures and evaluating the significant assumptions relating to the estimate, including involvement of our fair value specialist.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the customer relationships intangible asset, we performed audit procedures that included, among others, evaluating the prospective financial information, evaluating the Company’s selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used. For example, we assessed the completeness and accuracy of the historical financial information of ADA SC that were used to develop the assumptions related to forecasted revenue and expenses and involved our valuation specialist to assist with our evaluation of the methodology used by the Company and the reasonableness of significant assumptions, and performed independent comparative calculations to estimate the discount rate.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2011.

Houston, Texas

March 12, 2025

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

	December 31,	December 31,
(in thousands, except per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$5,651	$9,236
Accounts receivable, net of allowance for doubtful accounts of $511 and $496, respectively	5,932	4,828
Prepaid expenses and other current assets	537	712
Total current assets	12,120	14,776

Property and equipment, net of accumulated depreciation of $294 and $251, respectively	215	218
Right of use assets	385	611
Intangible assets, net of accumulated amortization of $9,793 and $7,423, respectively	10,276	5,783
Goodwill	6,661	4,001
Other	109	106
Total assets	$29,766	$25,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,870	$2,339
Operating lease liabilities	199	312
Finance lease liabilities	—	7
Deferred revenue	7,502	6,472
Contingent consideration	—	2,399
Total current liabilities	11,571	11,529

Long term liabilities:
Term loan, net	6,820	6,727
Operating lease liabilities	218	417
Deferred revenue	16	10
Contingent consideration, long term	1,350	—
Other	355	105
Total liabilities	20,330	18,788

Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Common stock, $0.00001 par value, 50,000 shares authorized, 12,285 and 11,711 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	105,181	96,182
Accumulated deficit	(95,746)	(89,476)
Total stockholders’ equity	9,436	6,707

Total liabilities and stockholders’ equity	$29,766	$25,495

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2024	2023
Revenue	$35,201	$31,316

Cost of revenue	7,261	6,974

Gross profit	27,940	24,342

Operating expenses:
Selling and marketing	12,668	11,781
Research and development	5,077	6,989
General and administrative	13,585	11,537
Total operating expenses	31,330	30,307

Operating loss	(3,390)	(5,965)

Interest income (expense), net	(864)	93

Net loss	$(4,254)	$(5,872)

Net loss per common share-basic and diluted	$(0.36)	$(0.50)

Weighted average common shares outstanding-basic and diluted	11,888	11,766

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

TWO YEARS ENDED DECEMBER 31, 2024

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	11,551	$1	$93,070	$(82,482)	$10,589
Common stock issued upon settlement of restricted stock units	483	—	—	—	—
Issuance of common stock for services	41	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	15	—	67	—	67
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(131)	—	(653)	—	(653)
Common stock repurchased for retirement	(248)	—	—	(1,122)	(1,122)
Stock-based compensation	—	—	3,698	—	3,698
Net loss	—	—	—	(5,872)	(5,872)
Balance, December 31, 2023	11,711	$1	$96,182	$(89,476)	$6,707
Issuance of common stock for cash, net of transaction expenses	293	—	6,634	—	6,634
Common stock issued upon exercise of options on a cashless basis	41	—	—	—	—
Common stock issued upon settlement of restricted stock units	629	—	—	—	—
Issuance of common stock for services	21	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	8	—	113	—	113
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(119)	—	(2,149)	—	(2,149)
Common stock repurchased for retirement	(299)	—	—	(2,016)	(2,016)
Stock-based compensation	—	—	4,401	—	4,401
Net loss	—	—	—	(4,254)	(4,254)
Balance, December 31, 2024	12,285	$1	$105,181	$(95,746)	$9,436

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,254)	$(5,872)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,529	2,268
Loss on disposal or impairment of long-lived assets	7	235
Stock-based compensation expense	4,401	3,698
Amortization of deferred commissions	37	60
Amortization of debt discount and issuance costs	94	8
Amortization of right-of-use assets	226	358
Change in fair value of liabilities	140	442
Provision for accounts receivable	236	61
Changes in operating assets and liabilities:
Accounts receivable	(940)	529
Prepaid expenses and other assets	151	(119)
Accounts payable and accruals	475	(190)
Operating lease liability	(312)	(444)
Deferred revenue	(59)	(716)
Net cash provided by operating activities	2,731	318

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(128)	(171)
Software development costs	(1,771)	(1,946)
Patent costs	(42)	(39)
Payment for acquisition	(5,273)	—
Net cash used in investing activities	(7,214)	(2,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering, net of transaction costs	6,634	—
Proceeds from term loan, net of lender fees	—	6,895
Payments for costs directly attributable to the issuance of term loan	—	(71)
Proceeds from employee stock purchase plan	113	67
Payments related to settlement of employee shared-based awards	(2,149)	(653)
Settlement of contingent consideration	(1,677)	(908)
Repurchase of common stock	(2,016)	(1,122)
Repayments of finance leases	(7)	(38)
Net cash provided by financing activities	898	4,170

Net increase (decrease) in cash and cash equivalents	(3,585)	2,332
Cash and cash equivalents - beginning of period	9,236	6,904
Cash and cash equivalents - end of period	$5,651	$9,236

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$1,041	$4
Income taxes paid	—	—

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	—	15
Reduction in right-of-use asset in connection with a partial lease termination	—	38
Reduction in lease liability in connection with a partial lease termination	—	40
Debt discount included in long term liabilities	—	105
Contingent consideration recorded in connection with acquisition	1,250	—

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

AudioEye, Inc. and its wholly-owned subsidiary, ADA Site Compliance, LLC (“we”, “us”, “our”, “AudioEye” or the “Company”) operate in one segment as a provider of patented, Internet content publication and distribution software and related services that enables conversion of digital content into accessible formats and allows for real time distribution to end users on any Internet connected device. The Company’s focus is to create more comprehensive access to Internet, and other media to all people regardless of their device, location, or disabilities.

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

DECEMBER 31, 2024 AND 2023

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

Our SaaS revenue is comprised of fixed subscription fees from customer accounts on our platform related to our software products. Our support revenue is comprised of subscription fees for customers for periodic auditing, human-assisted technological remediations, legal support, and other professional services. SaaS and support (also referred to as “subscription”) revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Certain SaaS and support fees are invoiced in advance on an annual, semi-annual, or quarterly basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when the related performance obligations have been satisfied.

Non-subscription revenue consists primarily of PDF remediation and one-time website and mobile application reporting services, and is recognized upon delivery. Consideration payable under PDF remediation arrangements is based on usage. Consideration payable under non-subscription website and mobile application reporting services arrangements is based on fixed fees.

The following table presents our revenues disaggregated by sales channel:

	Year ended December 31,
(in thousands)	2024	2023
Partner and Marketplace	$20,249	$18,027
Enterprise	14,952	13,289
Total revenues	$35,201	$31,316

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

The table below summarizes our deferred revenue as of December 31, 2024 and 2023:

	December 31,	December 31,
(in thousands)	2024	2023
Deferred revenue - current	$7,502	$6,472
Deferred revenue - noncurrent	16	10
Total deferred revenue	$7,518	$6,482

In the year ended December 31, 2024, we recognized $6,449,000, or 99%, in revenue from deferred revenue outstanding as of December 31, 2023.

We had one major customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 15% and 17% of our revenue in the years ended December 31, 2024 and 2023, respectively.

One customer represented 14% and 16%, respectively, of total accounts receivable as of December 31, 2024 and 2023.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The table below summarizes the deferred commission costs as of December 31, 2024 and 2023:

	As of December 31,
(in thousands)	2024	2023
Deferred costs – current	$28	$20
Deferred costs - noncurrent	32	2
Total deferred costs	$60	$22

Amortization expense associated with sales commissions was included in selling and marketing expenses on the statements of operations and totaled $37,000 and $60,000 for the years ended December 31, 2024 and 2023, respectively.

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

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the client and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $511,000 and $496,000 at December 31, 2024 and 2023, respectively. The Company believes that its reserve is adequate, however results may differ in future periods. For the years ended December 31, 2024 and 2023, bad debt expense totaled $236,000 and $61,000, respectively.

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

Property and equipment acquired in the years ended December 31, 2024 and 2023 totaled $128,000 and $183,000, respectively. Depreciation expense was $109,000 and $98,000 for the years ended December 31, 2024 and 2023, respectively.

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

Capitalized software costs are included in intangible assets on our consolidated balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which is typically three years. Amortization expense is included in cost of revenue on the statements of operations and totaled $1,702,000 and $1,510,000 for the years ended December 31, 2024 and

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

2023, respectively. The Company reviews the carrying value for impairment whenever facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Refer to Note 4 – Intangible Assets for additional information regarding our Capitalized Software Development Costs.

Patents

We capitalize patent application costs, including registration, documentation, and other legal fees associated with the application, which are incurred through the month the patent application is filed. Costs associated with provisional application filings are expensed as incurred. Costs incurred to renew or extend the term of recognized intangible assets, including patent annuities and fees, and costs incurred in prosecuting alleged infringements of our patents are expensed as incurred. Patents are included in intangible assets on our consolidated balance sheet.

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

Once we determine that a potential impairment indicator exists, we perform the test for recoverability by comparing the estimated future undiscounted cash flows associated with the intangible assets with the intangible asset’s carrying amount. Where the carrying value of the intangible asset exceeds the future undiscounted cash flows associated with the intangible assets, it is determined that the value of those intangible assets cannot be recovered. For an intangible asset failing the recoverability test, an impairment charge is recorded for the difference between the carrying value and the estimated fair value. No impairment losses associated with goodwill or intangible assets were incurred during the years ended December 31, 2024 and 2023.

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

DECEMBER 31, 2024 AND 2023

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

The table below provides information on our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value
(in thousands)	Fair Value	Hierarchy
Contingent consideration (1), December 31, 2024	$1,350	Level 3
Contingent consideration (2), December 31, 2023	$2,399	Level 3
(1)	Contingent consideration as of December 31, 2024 is a liability recorded in connection with the acquisition of ADA Site Compliance, LLC (“ADA Site Compliance”) in the third quarter of 2024. The fair value of the contingent consideration was determined by management with the assistance of an independent third-party valuation specialist using the Monte-Carlo simulation. We expect to settle the liability in the second quarter of 2026. Refer to Note 3 – Acquisitions for additional information on the ADA Site Compliance acquisition.
(2)	Contingent consideration as of December 31, 2023 is a liability recorded in connection with the acquisition of the Bureau of Internet Accessibility Inc. (“BOIA”) in the first quarter of 2022. The fair value of the contingent consideration was determined by management with the assistance of an independent third-party valuation specialist using the Monte-Carlo simulation. The liability was paid in full in the second quarter of 2024. Refer to Note 3 – Acquisitions for additional information on the BOIA acquisition.

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

DECEMBER 31, 2024 AND 2023

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

Potentially dilutive securities outstanding as of December 31, 2024 and 2023, which were excluded from the computation of basic and diluted net loss per share for the years then ended, are as follows:

	December 31,
(in thousands)	2024	2023
Options	36	112
Restricted stock units	1,315	1,707
Total	1,351	1,819

Stock Repurchases

In the fourth quarter of 2023, the Board of Directors of the Company approved a program to repurchase up to $5 million of its outstanding shares of common stock through December 31, 2025. In the twelve months ended December 31, 2024 and 2023, we used $2.02 million and $1.12 million of the program to repurchase shares, respectively. As of December 31, 2024, we had $1.86 million remaining for the repurchase of shares. In March 2025, this share repurchase program was terminated.

Shares repurchased by the Company were immediately retired. The Company made an accounting policy election to charge the excess of the repurchase price over par value entirely to retained earnings.

Employee Stock Purchase Plan

In May 2022, the stockholders of the Company approved the Company’s Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of up to 500,000 shares of common stock. Eligible employees may elect to have a percentage of eligible compensation

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

withheld to purchase shares of our common stock at the end of each purchase period. The Company expects each purchase period to be the six-month periods ending on June 30 or December 31 of each calendar year. The purchase price per share was 85% of the fair market value of our common stock on the last trading day of each purchase period through 2024. Beginning in 2025, the purchase price per share will equal 85% of the fair market value of our common stock on the first day or the last trading day of each purchase period, whichever amount is lower. Under the ESPP, a participant may not be granted rights to purchase more than $25,000 worth of common stock for each calendar year and no participant may purchase more than 1,500 shares of our common stock (or such other number as the Compensation Committee may designate) on any one purchase date. As of December 31, 2024, 23,611 shares had been issued under the ESPP and 476,389 shares remained available under the plan.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We plan to adopt ASU 2023-09 in our fiscal year 2025. The adoption of this ASU will not affect the Company’s consolidated results of operations, financial position or cash flows.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to enhance disclosures about significant segment expenses for public entities reporting segment information under ASC Topic 280. The amendments require public entities to disclose significant expense categories for each reportable segment, other segment items, the title and position of the chief operating decision-maker, and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing segment disclosures under Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a significant impact on the Company's consolidated financial statements. See Note 10, Segment Information, for the required disclosures.

NOTE 3 — ACQUISITIONS

ADA Site Compliance, LLC

On September 27, 2024, we entered into a Membership Interest Purchase Agreement and acquired all the outstanding equity interests of ADA Site Compliance, a Delaware limited liability company which provides audits and best practices to help organizations create websites that are accessible and compliant to Web Content Accessibility Guidelines (“WCAG”) standards. The acquisition provides an

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

opportunity to expand on ADA Site Compliance’s existing customer relationships by migrating customers to AudioEye’s products and further expanding revenue. The aggregate consideration for the purchase of ADA Site Compliance was approximately $7.0 million (at fair value), consisting of $3.4 million cash payment at closing, $2.35 million in unsecured promissory notes payable to the sellers within 60 days following the closing (collectively, the “Note Payable”), and an estimated $1.25 million in aggregate contingent consideration to be paid in cash in the second quarter of 2026 if and to the extent certain earn-outs are satisfied. Actual contingent consideration is based on satisfaction of the earn-out conditions related to certain annual recurring revenue (“ARR”) and non-recurring revenue (“NRR”) targets measured as of December 31, 2025 and may differ from estimated contingent consideration recognized at acquisition, therefore a range of undiscounted payment outcomes cannot be estimated.

We accounted for the acquisition of ADA Site Compliance as a business combination in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”). Accordingly, under the acquisition method of accounting, the preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

(in thousands)	Balance at September 27, 2024
Assets purchased:
Cash	$284
Accounts receivable	400
Other assets	15
Customer relationships (1)	5,100
Goodwill (2)	2,661
Total assets purchased	8,460

Liabilities assumed:
Accounts payable and accrued liabilities	360
Deferred revenue	1,095
Total liabilities assumed	1,455

Net assets acquired	7,005

Consideration:
Cash paid	3,407
Note payable (3)	2,348
Contingent consideration liability (4)	1,250
Total consideration	$7,005
(1)	Represents an acquired intangible asset that will be amortized on a straight-line basis over its estimated useful life of 8 years.
(2)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired. The amount of goodwill expected to be deductible for tax purposes is $2,661,000. Goodwill primarily relates to the expected synergies from combining operations of the Company and ADA Site Compliance and the value of the acquired workforce.
(3)	Represents the fair value of the Note Payable in the aggregate principal amount of $2,400,000.
(4)	The fair value of the contingent consideration liability under the earn-out was determined using the Monte-Carlo simulation. The key assumptions used in the Monte-Carlo simulation were as follows: ARR and NRR metrics for the earn-out period, NRR discount rate of 7.5%, ARR discount rate of 6.5%, expected NRR volatility of 12.5%, expected ARR volatility of 7.5%, risk-free rate of 3.9%, buyer specific counterparty credit risk of 14.25%, and discount period of 1.62 years.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

In the twelve months ended December 31, 2024, we recorded $100,000 in change in the fair value of contingent consideration, which is included on our consolidated statements of operations within General and administrative expenses.

In the twelve months ended December 31, 2024, we incurred $520,000 in transaction costs related to the acquisition of ADA Site Compliance, which is included on our consolidated statements of operations within General and administrative expenses.

Due to the rapid integration of ADA Site Compliance into the Company’s operations, including the migration of some of ADA Site Compliance’s customers to AudioEye’s products, it is impractical to determine the revenue and earnings attributable to ADA Site Compliance since its acquisition in September 2024.

Pro Forma Financials

The following unaudited pro forma results of operations for the year ended December 31, 2024 and 2023 assumes ADA Site Compliance had been acquired on January 1, 2023.

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

	Pro Forma Combined Financials (unaudited)
	Year ended December 31,
(in thousands)	2024	2023
Revenue	$36,850	$33,456
Net loss attributed to common shareholders	(3,376)	(5,517)

For purposes of the pro forma disclosures above, results for the year ended December 31, 2024 exclude $520,000 in acquisition expense.

Bureau of Internet Accessibility Inc.

On March 9, 2022, we entered into a Stock Purchase Agreement to acquire all the outstanding equity interests of BOIA. The aggregate consideration for the purchase of BOIA was approximately $7.5 million (at fair value), consisting of $5.1 million cash payment at closing, $0.2 million cash received in the third quarter of 2022 resulting from net working capital adjustments, and an estimated $2.6 million in aggregate contingent consideration paid in cash following the one- and two-year anniversary of the closing date. Actual aggregate contingent consideration was based on BOIA’s revenues for 2022 and 2023. In the first quarter of 2023, we made a $974,000 cash payment towards the contingent consideration liability. In the second quarter of 2024, we made a $2,387,000 cash payment to settle the contingent consideration liability associated with the BOIA acquisition in full.

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

In the twelve months ended December 31, 2024 and 2023, we recorded $12,000 and $(442,000), respectively, in income (expense) related to the change in the fair value of contingent consideration, which is included in General and administrative expense in the accompanying consolidated statements of operations.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 4 — INTANGIBLE ASSETS

Intangible assets as of December 31, 2024 and 2023 consisted of the following:

	December 31,
(in thousands)	2024	2023
Finite-lived assets:
Patents	$3,941	$3,899
Capitalized software development costs	7,428	5,657
Customer relationships	8,700	3,600
Trade name	—	50
Accumulated amortization	(9,793)	(7,423)
Intangible assets, net	$10,276	$5,783

As of December 31, 2024 and 2023, capitalized cost associated with pending patents totaled $56,000 and $47,000, respectively.

For the year ended December 31, 2024, software development costs capitalized totaled $1,771,000. For the year ended December 31, 2023, software development costs capitalized totaled $1,946,000.

In 2024, we recorded $5,100,000 in customer relationships in connection with the acquisition of ADA Site Compliance. We amortize our customer relationships on a straight-line basis over the estimated useful lives. Refer to Note 3 – Acquisitions for additional information on the ADA Site Compliance acquisition. Refer to Note 2 – Significant Accounting Policies for additional information regarding our intangible assets, including specific information on our patents and capitalized software development costs.

The following table summarizes amortization expense associated with intangible assets for the fiscal years ended December 31, 2024 and 2023:

	Year ended December 31,
(in thousands)	2024	2023
Patents	$34	$29
Capitalized software development costs	1,702	1,510
Customer relationships	679	606
Trade name	5	25
Total amortization expense	$2,420	$2,170

The weighted average remaining useful life of our finite-lived intangible assets (in years) as of December 31, 2024 are as follows:

Weighted average remaining amortization period (in years)
Patents	3.8
Capitalized software development costs	2.1
Customer relationships	6.7

For the years ended December 31, 2024 and 2023, loss on impairment of intangible assets totaled zero.

NOTE 5 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company had finance leases to purchase computer equipment that expired in the second quarter of 2024. The amortization expense of the leased equipment was included in depreciation expense. As of December 31, 2024 and 2023, the Company’s outstanding finance

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

lease obligations totaled zero and $7,000, respectively. The effective interest rate of the finance leases is estimated at 6.0% based on the implicit rate in the lease agreements.

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

The Company has operating leases for office space in Tucson, Arizona, and New York, New York. The lease for the principal office located in Tucson consists of approximately 627 square feet and ends in October 2025. The lease for the New York office, which consists of approximately 5,000 square feet, commenced in January 2022 and will expire in December 2026.

In the second quarter of 2024, the Company entered into an agreement to sublease office space in Miami Beach, Florida, on a month-to-month basis. In addition, the Company entered into membership agreements to occupy shared office space in other locations. Because these agreements do not qualify as a lease under ASC 842, we expense the related rent and membership fees as they are incurred.

In the first quarter of 2023, we closed our Marietta, Georgia office. As a result of abandoning the office space prior to its lease expiration in August 2024, we wrote off the associated right-of-use asset in full and recognized a $146,000 loss on impairment, which is included in General and administrative in the accompanying Consolidated Statement of Operations.

The Company made operating lease payments in the amount of $363,000 and $520,000 during the years ended December 31, 2024 and 2023, respectively.

The following summarizes the total lease liabilities and remaining future minimum lease payments at December 31, 2024 (in thousands):

Year ending December 31,	Operating Leases
2025	$219
2026	225
Total minimum lease payments	444
Less: present value discount	(27)
Total lease liabilities	$417
Current portion of lease liabilities	$199
Long term portion of lease liabilities	$218

The following summarizes expenses associated with our finance and operating leases for the years ended December 31, 2024 and 2023:

	Year ended December 31,
(in thousands)	2024	2023
Finance lease expenses:
Depreciation expense	$6	$31
Interest on lease liabilities	—	2
Total Finance lease expense	6	33
Operating lease expense	278	434
Short-term lease and related expenses	424	283
Total lease expenses	$708	$750

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following table provides information about the remaining lease terms and discount rates applied as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Weighted average remaining lease term (years)
Operating Leases	2.00	2.58
Finance Leases	—	0.35
Weighted average discount rate (%)
Operating Leases	6.00	6.00
Finance Leases	6.00	6.00

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

The term loan has a prepayment fee for payments made (i) on or before the 1st anniversary of the closing date equal to a make-whole amount plus 3% of the outstanding principal balance, (ii) after the 1st anniversary of the closing date but before the 2nd anniversary of the closing date equal to 2.00%, and (iii) after the 2nd anniversary of the closing date but before the maturity date equal to 1.00%. The Company paid a commitment fee equal to $105,000 on the closing date and is required to pay an exit fee equal to $105,000 upon the earlier of repayment in full of the obligations, the maturity date and the occurrence of a liquidity event. The commitment and exit fees payable to the lender were recorded as debt discount. The exit fee was included within long term liabilities on our consolidated balance sheet as of December 31, 2024. The Company also incurred $71,000 in third-party expenses in connection with the term loan, which were recorded as debt issuance costs. Debt discount and debt issuance costs are presented as a direct deduction from the carrying amount of our term loan and are amortized to interest expense over the term of the loan using the effective interest method. In 2024, amortization of debt discount and debt issuance costs totaled $70,000 and $24,000, respectively. In 2023, amortization of debt discount and debt issuance costs totaled $6,000 and $2,000, respectively.

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

The Loan Agreement is secured by substantially all of our assets and contains certain customary financial covenants, including the requirements that the Company maintain (i) minimum liquidity of $2.0 million, subject to a higher minimum liquidity requirement in order to make certain payments; and; (ii) minimum monthly recurring revenue levels measured on a trailing three month average basis as of the last day of each calendar month. The minimum monthly recurring revenue levels commenced at $2.3 million and increase for each month after the month ending November 30, 2024 to the greater of $2.3 million and 105% of Borrowers’ monthly recurring revenue for the applicable month in the prior year. The Company was in compliance with the applicable financial loan covenants at December 31, 2024.

As of December 31, 2024, outstanding principal balance of the term loan totaled $7,000,000 and accrued interest thereon totaled $84,000.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Litigation

We may become involved in various routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

NOTE 8 — STOCK-BASED COMPENSATION

On December 9, 2020, the 2020 Equity Incentive Plan (the “2020 Plan”) was approved, replacing the 2019 Equity Incentive Plan. The 2020 Plan, as amended on May 24, 2024, provides for the issuance of up to 4,000,000 shares of the Company’s common stock to the Company’s employees, non-employee directors, consultants and advisors. Awards under the 2020 Plan can be granted in the form of stock options, stock appreciation rights, restricted stock, stock units, other stock-based awards and cash incentive awards. Outstanding awards issued under previous equity incentive plans will continue to be governed by their respective terms until exercised, expired or otherwise terminated or canceled, but no further equity awards will be made under those plans.

The following table summarizes the stock-based compensation expense recorded for the years ended December 31, 2024 and 2023:

	Year ended December 31,
(in thousands)	2024	2023
Stock Options	$5	$157
RSUs	3,978	3,310
Unrestricted Shares of Common Stock	398	219
Employee stock purchase plan	20	12
Total	$4,401	$3,698

As of December 31, 2024, the outstanding unrecognized stock-based compensation expense related to restricted stock units (“RSUs”) was $4,747,000, which may be recognized through January 2028, subject to achievement of service, performance, and market conditions.

Stock Options

Options granted under our equity incentive plans generally have terms of five years, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant.

The following table summarizes the stock option activity for the years ended December 31, 2024 and 2023:

			Weighted		Intrinsic
		Weighted	Average		Value
	Number of	Average	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2022	156,054	$12.81	3.01	108,460	$—
Forfeited/Expired	(43,775)	19.57
Outstanding at December 31, 2023	112,279	$10.17	1.98	110,570	$13,262
Exercised	(68,172)	10.00
Forfeited/Expired	(7,640)	9.88
Outstanding at December 31, 2024	36,467	$10.55	1.85	36,467	$219,942

There were no options granted in 2024 and 2023.

Restricted Stock Units

We issue RSUs to employees, officers, directors, and consultants of the Company. The restrictions on time-based RSUs generally lapse over a one- to three-year term of continuous service from the date of grant.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following table summarizes the RSU activity for year ended December 31, 2024:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value	Vested	Unvested
Restricted stock units outstanding as of December 31, 2023	1,707,258	$6.54	477,898	1,229,360
Granted	357,466	14.82
Settled	(628,585)	6.86
Forfeited/Canceled	(121,384)	6.29
Restricted stock units outstanding at December 31, 2024	1,314,755	$8.65	398,053	916,702

In the second quarter of 2022, we granted 400,000 time-based RSUs to our CEO, which will vest over four different dates through August 20, 2025, subject to his continued employment with the Company. For the year ended December 31, 2024 and 2023, we recorded $361,000 and $370,000, respectively, in stock-based compensation expense related to these time-based RSUs.

NOTE 9 — INCOME TAXES

For the years ended December 31, 2024 and 2023, federal and state income tax expense totaled zero.

The Company has net operating loss carryforwards available to reduce future taxable income. At December 31, 2024, the Company had U.S. federal net operating loss carry forwards of $53,856,000, of which (i) $14,235,000 expire at various dates through fiscal 2037, and (ii) $39,621,000 were generated in or after 2018 and can be carried forward indefinitely but will only be able to offset up to 80% of taxable income in any given year. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that the Company will not realize a future tax benefit, a valuation allowance is established.

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carryforwards, including a requirement that losses be offset against future taxable income, if any. In addition, utilization of the U.S. federal and state NOL carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. Accordingly, our net deferred tax asset was zero as of December 31, 2024 and 2023 as the Company established a full valuation allowance of $19,090,000 and $19,544,000, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023 consist of the following:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Bad debt expense	$133	$130
Accrued compensation expense	5	19
Deferred revenue and costs	195	2
Capitalized research and development costs	3,247	2,756
Stock-based compensation	1,799	2,598
Transaction costs	98	—
Operating lease liability	108	192
State NOL carryforwards	2,942	2,630
Federal NOL carryforwards	11,310	12,200
State tax credit carryforwards	71	71
Federal tax credit carryforwards	57	57
Total Deferred Tax Assets	19,965	20,655
Valuation allowance	(19,090)	(19,544)
Net deferred tax assets	875	1,111
Deferred tax liabilities:
Property and equipment	(416)	(439)
Intangible assets	(359)	(512)
Right of use assets	(100)	(160)
Total deferred tax liabilities	(875)	(1,111)
Net deferred tax asset (liability)	$—	$—

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through December 31, 2020. All material state and local income tax matters have been concluded for years through December 31, 2019. The Company is no longer subject to IRS examination for the tax years ended on or before December 31, 2020; however, carryforward losses that were generated through the tax year ended December 31, 2020 may still be adjusted by the IRS if they are used in a future period. The Company had no reserve for uncertain tax positions as of December 31, 2024 and 2023.

NOTE 10 — SEGMENT INFORMATION

The Company has a single reportable segment focused around sale of similar products and related services. This reportable segment derives revenues from customers by selling subscriptions for our digital accessibility platform delivering website accessibility compliance and providing services related to digital accessibility.

The Company’s chief operating decision-maker (the "CODM”), who is the chief executive officer, assesses performance for the reportable segment and decides how to allocate resources using net income as the primary measure of profitability. The CODM is not regularly provided with specific segment expenses, but focuses on revenue, gross margin, and net income. Expense information, including cost of sales can be easily computed from the provided information. These segment measures of profitability are shown in the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.

NOTE 11 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after December 31, 2024 and based on our evaluation we did not identify any events that would have required recognition or disclosure in these consolidated financial statements.