Form 10-Q
period 2025-03-31
AUDIOEYE INC
filed 2025-05-01
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 22, 2025, 12,458,309 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The financial information set forth below with respect to the consolidated financial statements as of March 31, 2025 and December 31, 2024 and for the three-month periods ended March 31, 2025 and 2024 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month period ended March 31, 2025 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. The Company presents its unaudited consolidated financial statements, notes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$8,265	$5,651
Accounts receivable, net of allowance for doubtful accounts of $591 and $511, respectively	6,333	5,932
Prepaid expenses and other current assets	775	537
Total current assets	15,373	12,120

Property and equipment, net of accumulated depreciation of $315 and $294, respectively	209	215
Right of use assets	306	385
Intangible assets, net of accumulated amortization of $10,541 and $9,793, respectively	10,463	10,276
Goodwill	6,667	6,661
Other	102	109
Total assets	$33,120	$29,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,052	$3,870
Operating lease liabilities	204	199
Deferred revenue	7,519	7,502
Other current liabilities	13	—
Total current liabilities	11,788	11,571

Long term liabilities:
Term loan, net	11,524	6,820
Operating lease liabilities	165	218
Deferred revenue	11	16
Contingent consideration, long term	1,400	1,350
Other	286	355
Total liabilities	25,174	20,330

Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Common stock, $0.00001 par value, 50,000 shares authorized, 12,445 and 12,285 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	105,160	105,181
Accumulated deficit	(97,215)	(95,746)
Total stockholders’ equity	7,946	9,436

Total liabilities and stockholders’ equity	$33,120	$29,766

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2025	2024
Revenue	$9,733	$8,083

Cost of revenue	1,995	1,761

Gross profit	7,738	6,322

Operating expenses:
Selling and marketing	3,714	3,003
Research and development	1,153	1,322
General and administrative	3,811	2,628
Total operating expenses	8,678	6,953

Operating loss	(940)	(631)

Other expense:
Interest expense, net	(229)	(198)
Loss on extinguishment of debt	(300)	—
Total other expense	(529)	(198)

Net loss	$(1,469)	$(829)

Net loss per common share-basic and diluted	$(0.12)	$(0.07)

Weighted average common shares outstanding-basic and diluted	12,390	11,709

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	12,285	$1	$105,181	$(95,746)	$9,436
Common stock issued upon settlement of restricted stock units	207	—	—	—	—
Common stock issued upon exercise of options on a cash basis	6	—	38	—	38
Issuance of common stock for services	7	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(60)	—	(966)	—	(966)
Stock-based compensation	—	—	907	—	907
Net loss	—	—	—	(1,469)	(1,469)
Balance, March 31, 2025	12,445	$1	$105,160	$(97,215)	$7,946

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	11,711	$1	$96,182	$(89,476)	$6,707
Common stock issued upon settlement of restricted stock units	235	—	—	—	—
Issuance of common stock for services	7	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(25)	—	(160)	—	(160)
Common stock repurchased for retirement	(266)	—	—	(1,686)	(1,686)
Stock-based compensation	—	—	883	—	883
Net loss	—	—	—	(829)	(829)
Balance, March 31, 2024	11,662	$1	$96,905	$(91,991)	$4,915

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,469)	$(829)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	775	572
Loss on disposal or impairment of long-lived assets	40	—
Loss on extinguishment of debt	300	—
Stock-based compensation expense	907	883
Amortization of deferred commissions	9	10
Amortization of debt discount and issuance costs	23	23
Amortization of right-of-use assets	45	81
Change in fair value of liabilities	50	(12)
Provision for accounts receivable	140	28
Changes in operating assets and liabilities:
Accounts receivable	(558)	(284)
Prepaid expenses and other assets	(240)	(137)
Accounts payable and accruals	(22)	206
Operating lease liability	(48)	(112)
Deferred revenue	4	(226)
Net cash provided by (used in) operating activities	(44)	203

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3)	(57)
Software development costs	(472)	(490)
Patent costs	(4)	—
Payment for acquisition, net	(311)	—
Net cash used in investing activities	(790)	(547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan, net of lender fees	11,950	—
Payments for costs directly attributable to the issuance of term loan	(325)	—
Repayment of term loan	(7,000)	—
Payments for debt extinguishment costs	(249)	—
Proceeds from exercise of options	38	—
Payments related to settlement of employee shared-based awards	(966)	(160)
Repurchase of common stock	—	(1,686)
Repayments of finance leases	—	(6)
Net cash provided by (used in) financing activities	3,448	(1,852)

Net increase (decrease) in cash and cash equivalents	2,614	(2,196)
Cash and cash equivalents - beginning of period	5,651	9,236
Cash and cash equivalents - end of period	$8,265	$7,040

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of AudioEye, Inc. and its wholly-owned subsidiaries, ADA Site Compliance, LLC and Criterion 508 Solutions, Inc. (“we”, “our” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), as filed with the SEC on March 12, 2025.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the 2024 Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes to the consolidated financial statements contained in the 2024 Form 10-K when reviewing interim financial results.

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

March 31, 2025

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

Non-subscription revenue consists primarily of PDF remediation and one-time website and mobile application reporting services and is recognized upon delivery. Consideration payable under PDF remediation arrangements is based on usage. Consideration payable under non-subscription website and mobile application reporting services arrangements is based on fixed fees.

The following table presents our revenues disaggregated by sales channel:

	Three months ended March 31,
(in thousands)	2025	2024
Partner and Marketplace	$5,520	$4,734
Enterprise	4,213	3,349
Total revenues	$9,733	$8,083

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

The table below summarizes our deferred revenue as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(in thousands)	2025	2024
Deferred revenue - current	$7,519	$7,502
Deferred revenue - noncurrent	11	16
Total deferred revenue	$7,530	$7,518

In the three-month period ended March 31, 2025, we recognized $3,674,000, or 49%, in revenue from deferred revenue outstanding as of December 31, 2024.

We had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 14% and 16% of our total revenue in the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, two customers represented 14% and 10%, respectively, of total accounts receivable. As of December 31, 2024, one customer represented 14% of total accounts receivable.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

The table below summarizes the deferred commission costs as of March 31, 2025 and December 31, 2024, which are included in Prepaid expenses and other current assets on our consolidated balance sheets:

	March 31,	December 31,
(in thousands)	2025	2024
Deferred costs – current	$32	$28
Deferred costs - noncurrent	35	32
Total deferred costs	$67	$60

Amortization expense associated with sales commissions was included in Selling and marketing expenses on the consolidated statements of operations and totaled $9,000 and $10,000 for the three-month periods ended March 31, 2025 and 2024, respectively.

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

Intangible Assets

Intangible assets include patents, capitalized software development costs, customer relationships and other specifically identifiable assets. Intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired.

As of March 31, 2025 and December 31, 2024, intangible assets included $7,260,000 and $7,091,000 in customer relationships, respectively, and $3,077,000 and $3,054,000 in capitalized software development costs, respectively, net of accumulated amortization.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee Stock Purchase Plan

In May 2022, the stockholders of the Company approved the Company’s Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of up to 500,000 shares of common stock. Eligible employees may elect to have a percentage of eligible compensation withheld to purchase shares of our common stock at the end of each purchase period. The Company expects each purchase period to be the six-month periods ending on June 30 or December 31 of each calendar year. Beginning in 2025, the purchase price per share is expected to equal 85% of the fair market value of our common stock on the first trading day or the last trading day of each purchase period, whichever amount is lower. As a result, the fair value of shares of common stock to be issued under the ESPP will be measured on the first day of each offering period using a Black-Scholes option pricing model.

Under the ESPP, a participant may not be granted rights to purchase more than $25,000 worth of common stock for each calendar year and no participant may purchase more than 1,500 shares of our common stock (or such other number as the Compensation Committee may designate) on any one purchase date. As of March 31, 2025, 23,611 shares had been issued under the ESPP and 476,389 shares remained available under the plan.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the stock-based compensation expense recorded for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in thousands)	2025	2024
Options	$—	$4
RSUs	857	813
Unrestricted shares of common stock	50	66
Total	$907	$883

As of March 31, 2025, the unrecognized stock-based compensation expense related to outstanding RSUs totaled $6,062,000, which may be recognized through February 2028, subject to achievement of service, performance, and market conditions.

The following table summarizes the stock option and RSUs activity for the three months ended March 31, 2025:

	Options	RSUs
Outstanding at December 31, 2024	36,467	1,314,755
Granted	—	320,285
Exercised/Settled	(8,109)	(206,740)
Forfeited/Expired	—	(202,691)
Outstanding at March 31, 2025	28,358	1,225,609
Vested at March 31, 2025	28,358	396,606
Unvested at March 31, 2025	—	829,003

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

Potentially dilutive securities outstanding as of March 31, 2025 and 2024, which were excluded from the computation of basic and diluted net loss per share for the periods then ended, are as follows:

	March 31,
(in thousands)	2025	2024
Options	28	105
Restricted stock units	1,226	1,557
Total	1,254	1,662

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Repurchases

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

The table below provides information on our Level 3 liabilities that are measured at fair value on a recurring basis:

(in thousands)	Three Months Ended
Contingent consideration (1)	March 31, 2025
Balance at December 31, 2024	$1,350
Change in fair value of liabilities	50
Balance at March 31, 2025	$1,400
(1)	Contingent consideration is a liability recorded in connection with the acquisition of ADA Site Compliance, LLC (“ADA Site Compliance”) in the third quarter of 2024. The fair value of the contingent consideration was determined by management with the assistance of an independent third-party valuation specialist using the Monte-Carlo simulation. We expect to settle the liability in the second quarter of 2026. Refer to Note 3 – Acquisitions for additional information on the ADA Site Compliance acquisition. In the three months ended March 31, 2025, we recorded a $50,000 expense related to the increase in fair value of this contingent consideration liability, which is included on our consolidated statements of operations within General and administrative expenses.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to enhance disclosures about significant segment expenses for public entities reporting segment information under ASC Topic 280. The amendments require public entities to disclose significant expense categories for each reportable segment, other segment items, the title and position of the chief operating decision-maker, and interim disclosures of certain segment-related information previously required only on an annual basis. The amendments clarify that entities reporting single segments must disclose both the new and existing segment disclosures under Topic 280, and a public entity is permitted to disclose multiple measures of segment profit or loss if certain criteria are met. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a significant impact on the Company's consolidated financial statements. See Note 7, Segment Information, for the required disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of the new standard on the disclosures in our consolidated financial statements.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 3 — ACQUISITIONS

On September 27, 2024, we entered into a Membership Interest Purchase Agreement and acquired all the outstanding equity interests of ADA Site Compliance, LLC (“ADA Site Compliance”), a Delaware limited liability company which provides audits and best practices to help organizations create websites that are accessible and compliant to Web Content Accessibility Guidelines (“WCAG”) standards. The acquisition provides an opportunity to expand on ADA Site Compliance’s existing customer relationships by migrating customers to AudioEye’s products and further expanding revenue. The aggregate consideration for the purchase of ADA Site Compliance was approximately $7.0 million (at fair value), consisting of $3.4 million cash payment at closing, $2.35 million in unsecured promissory notes payable to the sellers within 60 days following the closing (collectively, the “Note Payable”), and an estimated $1.25 million in aggregate contingent consideration to be paid in cash in the second quarter of 2026 if and to the extent certain earn-outs are satisfied. Actual contingent consideration is based on satisfaction of the earn-out conditions related to certain annual recurring revenue (“ARR”) and non-recurring revenue (“NRR”) targets measured as of December 31, 2025 and may differ from estimated contingent consideration recognized at acquisition, therefore a range of undiscounted payment outcomes cannot be estimated.

We accounted for the acquisition of ADA Site Compliance as a business combination in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”). Accordingly, under the acquisition method of accounting, the preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

(in thousands)	Balance at September 27, 2024
Assets purchased:
Cash	$284
Accounts receivable	364
Other assets	15
Customer relationships (1)	5,100
Goodwill (2)	2,667
Total assets purchased	8,430

Liabilities assumed:
Accounts payable and accrued liabilities	360
Deferred revenue	1,065
Total liabilities assumed	1,425

Net assets acquired	7,005

Consideration:
Cash paid	3,407
Note payable (3)	2,348
Contingent consideration liability (4)	1,250
Total consideration	$7,005
(1)	Represents an acquired intangible asset that will be amortized on a straight-line basis over its estimated useful life of 8 years.
(2)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired. The amount of goodwill expected to be deductible for tax purposes is $2,667,000. Goodwill primarily relates to the expected synergies from combining operations of the Company and ADA Site Compliance and the value of the acquired workforce.
(3)	Represents the fair value of the Note Payable in the aggregate principal amount of $2,400,000.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Due to the rapid integration of ADA Site Compliance into the Company’s operations, including the migration of some of ADA Site Compliance’s customers to AudioEye’s products, it is impractical to determine the revenue and earnings attributable to ADA Site Compliance for the three months ended March 31, 2025.

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company had finance leases to purchase computer equipment that expired in the second quarter of 2024. The amortization expense of the leased equipment was included in depreciation expense. As of March 31, 2025 and December 31, 2024, the Company’s outstanding finance lease obligations totaled zero.

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

In March 2025, the Company entered into an agreement to sublease its office space in New York through the end of the original lease term in December 2026. The sublease did not relieve the Company of its original obligation under the lease, therefore the Company did not adjust the related lease liability. In the three months ended March 31, 2025, Company recognized a $34,000 loss on impairment associated with this right-of-use asset as the total remaining lease cost exceeds the expected sublease income. In the three months ended March 31, 2025, the Company recorded $2,000 in income related to the sublease.

In the second quarter of 2024, the Company entered into an agreement to sublease office space in Miami Beach, Florida, on a month-to-month basis. In addition, the Company entered into membership agreements to occupy shared office space in other locations. Because these agreements do not qualify as a lease under ASC 842, we expense the related rent and membership fees as they are incurred.

The Company made operating lease payments in the amount of $59,000 and $126,000 during the three months ended March 31, 2025 and 2024, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS (continued)

The following summarizes the total lease liabilities and remaining future minimum lease payments at March 31, 2025 (in thousands):

Year ending December 31,	Operating Leases
2025 (9 months remaining)	$164
2026	225
Total minimum lease payments	389
Less: present value discount	(20)
Total lease liabilities	$369
Current portion of lease liabilities	$204
Long term portion of lease liabilities	$165

The following summarizes expenses associated with our finance and operating leases for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in thousands)	2025	2024
Finance lease expenses:
Depreciation expense	$—	$3
Total Finance lease expense	—	3
Operating lease expense	56	96
Short-term lease and related expenses	148	91
Total lease expenses	$204	$190

NOTE 5 — DEBT

Term Loan and Revolving Credit Facility with Western Alliance Bank

On March 31, 2025, the Company entered into a Loan and Security Agreement (the “Credit Facility Agreement”) with Western Alliance Bank, an Arizona corporation (the “Lender”). The Loan Agreement provides for a (i) term loan facility, comprising of a $12.0 million term loan advance funded on March 31, 2025, and subsequent term loan advances at the Company’s request within the Draw Period (March 31, 2025 through March 31, 2026) subject to the terms and conditions of the Credit Facility Agreement, in a minimum amount of $1.0 million and an aggregate principal amount not to exceed $5.0 million (the “Term Advances”); and (ii) revolving line of credit in an aggregate outstanding amount not to exceed $3.0 million (the “Revolving Facility”). The Term Advances and the Revolving Facility have a maturity date of March 31, 2030.

The outstanding Term Advances and the Revolving Facility bear interest on the outstanding daily balance at a floating rate equal to 3.25% above the term SOFR rate, which is defined as greater of (i) 2.30% and (ii) the 1-month Term SOFR Reference Rate.

For each Term Advance, Company is obligated to pay interest-only payments with respect to such Term Advance through April 9, 2026. Beginning on April 10, 2026, Company shall repay each outstanding Term Advance in (i) quarterly principal payments in the amount of 1.25% of the aggregate principal amount of Term Advances outstanding as of April 10, 2026, payable on the tenth (10th) day of each calendar quarter, plus (ii) monthly payments of accrued interest, payable on the tenth (10th) day of each month. The final payment for each Term Advance, due on March 31, 2030, shall include all outstanding principal and accrued and unpaid interest under such Term Advance. Once repaid, the Term Advances may not be reborrowed. The interest on the Revolving Facility is payable monthly with the principal outstanding amount due at maturity.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The Company incurred $50,000 in facility fees on the closing date, which were recorded as debt discount. The Company also incurred third-party expenses in connection with the term loan, which were recorded as debt issuance costs. In the three months ended March 31, 2025, debt issuance costs totaled $426,000, including $101,000 that remained unpaid as of March 31, 2025. Debt discount and debt issuance costs are presented as a direct deduction from the carrying amount of our term loan and are amortized to interest expense over the term of the loan using the effective interest method.

The Credit Facility Agreement is secured by substantially all of our assets and contains certain customary financial covenants, including the requirements that the Company maintain at all times from the closing date through and including the calendar quarter ended June 30, 2026, (a) unrestricted and unencumbered cash held in accounts with the Lender equal to at least $3.0 million measured as of the last day of each calendar month, and (b) a ratio of certain total committed debt to its Annual Recurring Revenue between 0.70 to 0.55, depending on the testing date, measured as of the last day of each calendar quarter. During the period of time commencing on September 30, 2026, and continuing through and including March 31, 2030, the Company shall maintain (a) a ratio of its aggregate funded indebtedness to its adjusted EBITDA for the prior twelve months of no greater than (i) 2.50 to 1.00 for the calendar quarters commencing September 30, 2026 through and including June 30, 2027, and (ii) 2.00 to 1.00 at all times thereafter, in each case measured as of the last day of each calendar quarter, and (b) a Fixed Charge Coverage Ratio of at least 1.50 to 1.00.

As of March 31, 2025, the outstanding principal balance of our term loan totaled $12,000,000 and there were no outstanding borrowings under the revolving line of credit.

As of March 31, 2025, future principal payments of debt based on the principal balance then outstanding are as follows (in thousands):

Year ending December 31,	Term Loan
2025	$—
2026	450
2027	600
2028	600
2029	600
2030	9,750
Total repayments	$12,000

Term Loan with SG Credit Partners

On November 30, 2023, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with SG Credit Partners, Inc., a Delaware corporation. The Loan Agreement provided for a $7.0 million term loan, which was due and payable on the maturity date of November 30, 2026. The interest rate was 6.25% in excess of the base rate, which is defined as the greater of the prime rate and 7.00% per annum. Interest was payable in cash on a monthly basis.

The Company paid a commitment fee equal to $105,000 on the closing date of the Loan Agreement and was required to pay an exit fee equal to $105,000 upon the earlier of repayment in full of the obligations, the maturity date and the occurrence of a liquidity event. The commitment and exit fees payable to the lender were recorded as debt discount. The Company also incurred $71,000 in third-party expenses in connection with the term loan, which were recorded as debt issuance costs. Debt discount and debt issuance costs are presented as a direct deduction from the carrying amount of our term loan and were being amortized to interest expense over the term of the loan using the effective interest method. In the three months ended March 31, 2025, amortization of debt discount and debt issuance costs totaled $17,000 and $6,000, respectively.

On March 31, 2025, the Company paid $7.0 million in outstanding principal, $105,000 in exit fees and $144,000 in prepayment and other fees with the proceeds from the Credit Facility Agreement to repay in full all indebtedness, liabilities and other obligations outstanding under, and terminated, the Loan Agreement. In the three months ended March 31, 2025, we recognized a $300,000 loss in connection with the termination of the term loan under the Loan Agreement, which included the unamortized portion of related debt

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

discount and debt issuance costs, and we recorded this loss in Loss on extinguishment of debt on the consolidated statements of operations.

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

NOTE 7 — SEGMENT INFORMATION

The Company has a single reportable segment focused around the sale of similar products and related services. This reportable segment derives revenues from customers by selling subscriptions for our digital accessibility platform delivering website accessibility compliance and providing services related to digital accessibility.

The Company’s chief operating decision-maker (the "CODM”), who is the chief executive officer, assesses performance for the reportable segment and decides how to allocate resources using net income as the primary measure of profitability. The CODM is not regularly provided with specific segment expenses, but focuses on revenue, gross margin, and net income. Expense information, including cost of revenue, can be easily computed from the provided information. These segment measures of profitability are shown in the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.

NOTE 8 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after March 31, 2025, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these consolidated financial statements.

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

AudioEye Solutions

At its core, AudioEye’s offering provides ongoing testing, automated fixes, and 24/7 monitoring that continually improves conformance with Web Content Accessibility Guidelines (“WCAG”). This in turn helps businesses and organizations comply with WCAG standards as well as applicable U.S. and foreign accessibility laws. Our technology is capable of immediately identifying and fixing most of the common accessibility errors and addresses a wide range of disabilities including dyslexia, color blindness, epilepsy and more. AudioEye also offers additional solutions to provide for enhanced compliance and accessibility, including periodic auditing, custom fixes by experts, and legal support services. Our solutions may be purchased through a subscription service on a month-to-month basis or with one or multi-year terms. We also offer PDF remediation services and mobile application and audit reporting services to help our customers with their digital accessibility needs.

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

Our Annual Report filed on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 12, 2025 provides additional information about our business and operations.

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering Americans with Disabilities Act (“ADA”) and WCAG compliance at scale. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In the three months ended March 31, 2025, we continued to focus on product innovation, expanding revenue and managing expenses.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on recurring revenue growth in both channels, while still offering our website and mobile application reporting services and PDF remediation services that provide non-recurring revenue.

For the three months ended March 31, 2025, total revenue increased by 20% over the prior year comparable period. As of March 31, 2025, Annual Recurring Revenue (“ARR”) was approximately $37.1 million, which represented an increase of 16% year-over-year. Refer to Other Key Operating Metrics below for details on how we calculate ARR.

As of March 31, 2025, AudioEye had approximately 119,000 customers, a 6% increase from 112,000 customers at March 31, 2024. The increase in customer count is attributed to both our Partner and Marketplace and Enterprise channels.

In the three months ended March 31, 2025, revenue from our Partner and Marketplace channel grew 17% over the prior year comparable period. This channel represented about 58% of ARR as of March 31, 2025. In three months ended March 31, 2025, total Enterprise channel revenue grew 26% over the prior year comparable period. The Enterprise channel represented about 42% of ARR as of March 31, 2025.

We had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 14% and 16% of our total revenue in the three months ended March 31, 2025 and 2024, respectively.

The Company continued to invest in research and development in the first quarter of 2025. Total research and development cost, as defined under Research and Development Expenses section in the Results of Operations below, was 17% of total revenue in the three months ended March 31, 2025. Total research and development cost decreased from the prior year comparable period primarily due to lower personnel cost.

In the three months ended March 31, 2025, selling and marketing expense increased from the prior year comparable period. This increase was mainly driven by higher third-party marketing expense. The increase in general and administrative expenses in the three months ended March 31, 2025 was due primarily to an increase in litigation expenses, as well as transaction costs and severance incurred in connection with business acquisitions.

We provide further commentary on our Results of Operations below.

Results of Operations

Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three months ended March 31, 2025 with the three months ended March 31, 2024.

Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Three months ended March 31,		Change
(in thousands)	2025	2024	$	%
Revenue	$9,733	$8,083	$1,650	20%
Cost of revenue	1,995	1,761	234	13%
Gross profit	7,738	6,322	1,416	22%
Operating expenses:
Selling and marketing	3,714	3,003	711	24%
Research and development	1,153	1,322	(169)	(13)%
General and administrative	3,811	2,628	1,183	45%
Total operating expenses	8,678	6,953	1,725	25%
Operating loss	(940)	(631)	(309)	49%
Other expense:
Interest expense, net	(229)	(198)	(31)	16%
Loss on extinguishment of debt	(300)	—	(300)	100%
Total other expense	(529)	(198)	(331)	167%

Net loss	$(1,469)	$(829)	$(640)	77%

Revenue

The following table presents our revenues disaggregated by sales channel:

	Three months ended March 31,		Change
(in thousands)	2025	2024	$	%
Partner and Marketplace	$5,520	$4,734	$786	17%
Enterprise	4,213	3,349	864	26%
Total revenues	$9,733	$8,083	$1,650	20%

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

For the three months ended March 31, 2025, total revenue increased by 20% over the prior year comparable period. The increase in Partner and Marketplace channel revenue for the three months ended March 31, 2025 was primarily due to continued expansion with existing partners. The increase in Enterprise channel revenue for the three months ended March 31, 2025 was driven primarily by an increase in Enterprise customers.

Cost of Revenue and Gross Profit

	Three months ended March 31,		Change
(in thousands)	2025	2024	$	%
Revenue	$9,733	$8,083	$1,650	20%
Cost of Revenue	1,995	1,761	234	13%
Gross profit	$7,738	$6,322	$1,416	22%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the three months ended March 31, 2025, cost of revenue increased by 13% over the prior year comparable period. The increase in cost of revenue was primarily due to additional costs attributable to ADA Site Compliance, which was acquired in September 2024, and higher amortization expense related to our capitalized software development costs.

For the three months ended March 31, 2025, gross profit increased by 22% over the prior year comparable period. The increase in gross profit was a result of increased revenue.

Selling and Marketing Expenses

	Three months ended March 31,		Change
(in thousands)	2025	2024	$	%
Selling and marketing	$3,714	$3,003	$711	24%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the three months ended March 31, 2025, selling and marketing expenses increased by 24% over the prior year comparable period. The increase in selling and marketing expenses resulted primarily from higher third-party marketing expenses and additional costs associated with ADA Site Compliance, which was acquired in September 2024.

Research and Development Expenses

	Three months ended March 31,		Change
(in thousands)	2025	2024	$	%
Research and development expense	$1,153	$1,322	$(169)	(13)%
Plus: Capitalized research and development cost	472	490	(18)	(4)%
Total research and development cost	$1,625	$1,812	$(187)	(10)%

Research and development (“R&D”) expenses consist primarily of compensation and related benefits, independent contractor costs, and an allocated portion of general overhead costs related to our employees involved in research and development activities. Total research and development cost includes the amount of research and development expense reported within operating expenses as well as research and development cost that was capitalized during the fiscal period.

For the three months ended March 31, 2025, R&D expenses decreased by 13% from the prior year comparable period. This decrease was driven by lower personnel cost. For the three months ended March 31, 2025, capitalized R&D cost decreased by 4% over the prior year comparable period. The decrease in capitalized R&D cost was the result of engineering personnel spending less time on product development than in the prior year comparable period. For the three months ended March 31, 2025, total R&D cost, which includes both R&D expenses and capitalized R&D costs, decreased by 10% from the prior year comparable period.

General and Administrative Expenses

	Three months ended March 31,		Change
(in thousands)	2025	2024	$	%
General and administrative	$3,811	$2,628	$1,183	45%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, and general corporate expenses including legal fees, occupancy and transaction costs.

For the three months ended March 31, 2025, general and administrative expenses increased by 45% over the prior year comparable period. The increase in general and administrative expense was due primarily to a $617,000 increase in litigation expense, as well as transaction costs and severance incurred in connection with business acquisitions.

Interest Expense

	Three months ended March 31,		Change
(in thousands)	2025	2024	$	%
Interest expense, net	$(229)	$(198)	$(31)	16%

Interest expense, net consists primarily of interest on our term loan, offset by interest income from investment in money market funds

For the three months ended March 31, 2025, interest expense, net increased by 16% over the prior year comparable period. The increase in interest expense, net was primarily attributable to a reduction in interest income from investment in money market funds.

Loss on Extinguishment of Debt

	Three months ended March 31,		Change
(in thousands)	2025	2024	$	%
Loss on extinguishment of debt	$(300)	$—	$(300)	100%

On March 31, 2025, upon entering into a new credit facility with Western Alliance Bank, the Company paid the full $7.0 million in outstanding principal on its previous term loan with SG Credit Partners. In the three months ended March 31, 2025, in connection with the termination of this term loan, we recognized a $300,000 loss on extinguishment of debt, which included $144,000 in prepayment and other fees and the unamortized portion of related debt discount and debt issuance costs.

Other Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annualized recurring fee at the date of determination under each active contract, plus (ii) for our Partner and Marketplace channel, the annual or monthly recurring fee for all active customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12 if applicable. Recurring fees are defined as revenues expected to be generated from services typically offered as a subscription service or annual service offering such as our automation and platform, periodic auditing, human-assisted technological fixes, legal support and professional service offerings and other services that reoccur on a multi-year contract. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are terminable prior to the expected term, which may impact future ARR. ARR excludes non-recurring fees, which are defined as revenue expected to be generated from services typically not offered as a subscription service or annual service offering such as our PDF remediation services business, one-time mobile application reports, and other miscellaneous services that are offered as non-subscription services or are expected to be one-time in nature. As of March 31, 2025, ARR was $37.1 million, which represents an increase of 16% year-over-year, driven by growth in both our Partner and Marketplace channel and Enterprise channel.

Liquidity and Capital Resources

Working Capital

(in thousands)	March 31, 2025	December 31, 2024
Current assets	$15,373	$12,120
Current liabilities	(11,788)	(11,571)
Working capital	$3,585	$549

As of March 31, 2025, we had $8,265,000 in cash and cash equivalents and working capital of $3,585,000. The $3.0 million increase in working capital in the three months ended March 31, 2025 was primarily due to the new credit facility with Western Alliance Bank, under which we obtained a $12 million term loan and used a portion of the proceeds to pay our previous $7.0 million term loan with SG Credit Partners in full.

In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. Shares repurchased under the program are subsequently retired and restored to the status of authorized but unissued shares of common stock. No repurchases have been made under this program to date.

As of March 31, 2025, we had $1.4 million in noncurrent contingent consideration liability recognized in connection with the acquisition of ADA Site Compliance, and $12.0 million in noncurrent term loan which matures on March 31, 2030.

As of May 1, 2025, we had no off-balance sheet arrangements, and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

Cash Flows

	Three months ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$(44)	$203
Net cash used in investing activities	(790)	(547)
Net cash provided by (used in) financing activities	3,448	(1,852)
Net increase (decrease) in cash and cash equivalents	$2,614	$(2,196)

For the three months ended March 31, 2025, in relation to the prior year comparable period, cash provided by operating activities decreased primarily due to additional investment in selling and marketing efforts and increases in litigation expenses.

For the three months ended March 31, 2025, in relation to the prior year comparable period, cash used in investing activities increased primarily due to the acquisition of Criterion 508 Solutions, Inc., for which we paid $0.3 million, net of cash acquired.

For the three months ended March 31, 2025, in relation to the prior year comparable period, cash provided by financing activities increased primarily due to proceeds from a new $12 million credit facility, which were partially offset by the repayment of our previous $7 million term loan. In addition, in the three months ended March 31, 2024 the Company paid $1.7 million to repurchase shares of its common stock, whereas no such stock repurchases occurred in the three months ended March 31, 2025.

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

Our critical accounting estimates, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, relate to goodwill, intangible assets and contingent consideration recognized in connection with a business combination. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2025, there were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no director or executive officer adopted, modified or terminated a “10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors set forth in the 2024 Form 10-K. The risks described in our 2024 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2025:

				Maximum Number
				of Shares (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	under the Plans or
	Shares Purchased	Paid per Share	Programs	Programs (2)
January 1 - January 31:
Employee transactions (1)	48,437	$16.96	—	$—
February 1 - February 28:
Employee transactions (1)	2,068	16.66	—	—
March 1 - March 31:
Employee transactions (1)	9,711	11.22	—	—
Total:
Employee transactions (1)	60,216	$16.02	—	$—
Share repurchase program (2)	—	$—	—	$12,500,000
(1)	Consists of shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement of restricted stock units, exercise of stock options, or issuance of unrestricted shares of common stock.
(2)	In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. Shares repurchased under the program will be subsequently retired.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description	Form	Date of Filing	Exhibit No.	Filed Herewith
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of May 24, 2024	8-K	May 24, 2024	3.3

3.2	By-Laws of AudioEye, Inc. (as amended as of May 22, 2024)	10-Q	July 29, 2024	3.3

10.1	Loan and Security Agreement, dated as of March 31, 2025, by and among the Company, ADA Site Compliance, LLC, Criterion 508 Solutions, Inc. and Western Alliance Bank	8-K	April 1, 2025	10.1

10.2	Second Amendment, dated as of March 31, 2025, to the Amended and Restated Employment Agreement by and between AudioEye, Inc. and David Moradi, dated as of April 5, 2022	8-K	April 2, 2025	10.1

10.3	Third Amendment, dated as of April 4, 2025, to the Amended and Restated Employment Agreement by and between AudioEye, Inc. and David Moradi, dated as of April 5, 2022				X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	May 1, 2025	By:	/s/ David Moradi
David Moradi
Principal Executive Officer

Date:	May 1, 2025	By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Financial Officer