Form 10-Q
period 2025-06-30
AUDIOEYE INC
filed 2025-08-08
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 28, 2025, 12,407,649 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The financial information set forth below with respect to the consolidated financial statements as of June 30, 2025 and December 31, 2024 and for the three- and six-month periods ended June 30, 2025 and 2024 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three- and six-month periods ended June 30, 2025 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. The Company presents its unaudited consolidated financial statements, notes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$6,869	$5,651
Accounts receivable, net of allowance for doubtful accounts of $727 and $511, respectively	7,056	5,932
Prepaid expenses and other current assets	864	537
Total current assets	14,789	12,120

Property and equipment, net of accumulated depreciation of $339 and $294, respectively	177	215
Right of use assets	248	385
Intangible assets, net of accumulated amortization of $11,401 and $9,793, respectively	11,929	10,276
Goodwill	6,661	6,661
Other	96	109
Total assets	$33,900	$29,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,767	$3,870
Operating lease liabilities	208	199
Deferred revenue	8,222	7,502
Contingent consideration	40	—
Term loan, current	168	—
Total current liabilities	13,405	11,571

Long term liabilities:
Term loan, net	12,765	6,820
Operating lease liabilities	111	218
Deferred revenue	7	16
Contingent consideration, long term	225	1,350
Other	38	355
Total liabilities	26,551	20,330

Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Common stock, $0.00001 par value, 50,000 shares authorized, 12,443 and 12,285 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	106,330	105,181
Accumulated deficit	(98,982)	(95,746)
Total stockholders’ equity	7,349	9,436

Total liabilities and stockholders’ equity	$33,900	$29,766

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$9,857	$8,470	$19,590	$16,553

Cost of revenue	2,238	1,764	4,233	3,525

Gross profit	7,619	6,706	15,357	13,028

Operating expenses:
Selling and marketing	3,806	2,971	7,520	5,974
Research and development	1,200	1,221	2,353	2,543
General and administrative	3,731	3,011	7,492	5,651
Change in fair value of contingent consideration	(1,360)	—	(1,310)	(12)
Total operating expenses	7,377	7,203	16,055	14,156

Operating income (loss)	242	(497)	(698)	(1,128)

Other expense:
Interest expense, net	(244)	(238)	(473)	(436)
Loss on extinguishment of debt	—	—	(300)	—
Total other expense	(244)	(238)	(773)	(436)

Net loss	$(2)	$(735)	$(1,471)	$(1,564)

Net loss per common share-basic and diluted	$—	$(0.06)	$(0.12)	$(0.13)

Weighted average common shares outstanding-basic and diluted	12,446	11,703	12,418	11,706

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	12,285	$1	$105,181	$(95,746)	$9,436
Common stock issued upon settlement of restricted stock units	207	—	—	—	—
Common stock issued upon exercise of options on a cash basis	6	—	38	—	38
Issuance of common stock for services	7	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(60)	—	(966)	—	(966)
Stock-based compensation	—	—	907	—	907
Net loss	—	—	—	(1,469)	(1,469)
Balance, March 31, 2025	12,445	$1	$105,160	$(97,215)	$7,946
Common stock issued upon exercise of options on a cashless basis	5	—	—	—	—
Common stock issued upon settlement of restricted stock units	155	—	—	—	—
Issuance of common stock for services	9	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	4	—	39	—	39
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(31)	—	(374)	—	(374)
Common stock repurchased for retirement	(144)	—	—	(1,765)	(1,765)
Stock-based compensation	—	—	1,505	—	1,505
Net loss	—	—	—	(2)	(2)
Balance, June 30, 2025	12,443	$1	$106,330	$(98,982)	$7,349

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	11,711	$1	$96,182	$(89,476)	$6,707
Common stock issued upon settlement of restricted stock units	235	—	—	—	—
Issuance of common stock for services	7	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(25)	—	(160)	—	(160)
Common stock repurchased for retirement	(266)	—	—	(1,686)	(1,686)
Stock-based compensation	—	—	883	—	883
Net loss	—	—	—	(829)	(829)
Balance, March 31, 2024	11,662	$1	$96,905	$(91,991)	$4,915
Issuance of common stock for cash, net of transaction expenses	40	—	563	—	563
Common stock issued upon exercise of options on a cashless basis	17	—	—	—	—
Common stock issued upon settlement of restricted stock units	141	—	—	—	—
Issuance of common stock for services	5	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	4	—	53	—	53
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(28)	—	(584)	—	(584)
Common stock repurchased for retirement	(33)	—	—	(330)	(330)
Stock-based compensation	—	—	975	—	975
Net loss	—	—	—	(735)	(735)
Balance, June 30, 2024	11,808	$1	$97,912	$(93,056)	$4,857

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,471)	$(1,564)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,663	1,168
Loss on disposal or impairment of long-lived assets	56	4
Loss on extinguishment of debt	300	—
Stock-based compensation expense	2,412	1,858
Amortization of deferred commissions	17	16
Amortization of debt discount and issuance costs	48	47
Amortization of right-of-use assets	87	137
Change in fair value of contingent consideration	(1,310)	(12)
Provision for accounts receivable	289	111
Changes in operating assets and liabilities:
Accounts receivable	(1,360)	(703)
Prepaid expenses and other assets	(330)	(372)
Accounts payable and accruals	285	(447)
Operating lease liability	(98)	(199)
Deferred revenue	583	569
Net cash provided by operating activities	1,171	613

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(23)	(75)
Software development costs	(978)	(947)
Patent costs	(4)	(13)
Payment for acquisitions, net	(1,666)	—
Net cash used in investing activities	(2,671)	(1,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering, net of transaction costs	—	663
Proceeds from term loan, net of lender fees	13,351	—
Payments for costs directly attributable to the issuance of term loan	(356)	—
Repayment of term loan	(7,000)	—
Payments for debt extinguishment costs	(249)	—
Proceeds from exercise of options	38	—
Proceeds from employee stock purchase plan	39	53
Payments related to settlement of employee shared-based awards	(1,340)	(744)
Settlement of contingent consideration	—	(1,677)
Repurchase of common stock	(1,765)	(2,016)
Repayments of finance leases	—	(7)
Net cash provided by (used in) financing activities	2,718	(3,728)

Net increase (decrease) in cash and cash equivalents	1,218	(4,150)
Cash and cash equivalents - beginning of period	5,651	9,236
Cash and cash equivalents - end of period	$6,869	$5,086

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of AudioEye, Inc. and its wholly-owned subsidiaries, ADA Site Compliance, LLC, Criterion 508 Solutions, Inc., and Ability, Inc. (“we”, “our” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), as filed with the SEC on March 12, 2025.

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

June 30, 2025

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer.

Our SaaS revenue is comprised of fixed subscription fees from customer accounts on our platform related to our software products. Our support revenue is comprised of subscription fees for customers for periodic auditing, human-assisted technological remediations, legal support, and other professional support services. SaaS and support (also referred to as “subscription”) revenue is recognized on a ratable basis over the contractual subscription term of the arrangement beginning on the date that our service is made available to the customer. Certain SaaS and support fees are invoiced in advance on an annual, semi-annual, or quarterly basis. Any funds received for services not provided yet are held in deferred revenue and are recorded as revenue when the related performance obligations have been satisfied. Our subscription agreements are generally non-cancelable, although clients typically have the right to terminate their contracts for cause if we fail to perform material obligations.

Non-subscription revenue consists primarily of PDF remediation and one-time website and mobile application reporting services and is recognized upon delivery. Consideration payable under PDF remediation arrangements is based on usage. Consideration payable under non-subscription website and mobile application reporting services arrangements is based on fixed fees.

The following tables present our revenues disaggregated by sales channel:

	Three months ended June 30,
(in thousands)	2025	2024
Partner and Marketplace	$5,399	$4,970
Enterprise	4,458	3,500
Total revenues	$9,857	$8,470

	Six months ended June 30,
(in thousands)	2025	2024
Partner and Marketplace	$10,919	$9,704
Enterprise	8,671	6,849
Total revenues	$19,590	$16,553

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

The table below summarizes our deferred revenue as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(in thousands)	2025	2024
Deferred revenue - current	$8,222	$7,502
Deferred revenue - noncurrent	7	16
Total deferred revenue	$8,229	$7,518

In the three-month period ended June 30, 2025, we recognized $2,277,000, or 30%, in revenue from deferred revenue outstanding as of December 31, 2024. In the six-month period ended June 30, 2025, we recognized $5,951,000, or 79%, in revenue from deferred revenue outstanding as of December 31, 2024.

We had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 13% and 14% of our total revenue in the three and six months ended June 30, 2025, respectively, and 16% of our total revenue in each of the three and six months ended June 30, 2024.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of June 30, 2025 and December 31, 2024, one customer represented 11% and 14% of total accounts receivable, respectively.

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

The table below summarizes the deferred commission costs as of June 30, 2025 and December 31, 2024, which are included in Prepaid expenses and other current assets (current portion) and Other assets (noncurrent portion) on our consolidated balance sheets:

	June 30,	December 31,
(in thousands)	2025	2024
Deferred costs – current	$31	$28
Deferred costs - noncurrent	30	32
Total deferred costs	$61	$60

Amortization expense associated with sales commissions was included in Selling and marketing expenses on the consolidated statements of operations and totaled $8,000 and $17,000 for the three and six months ended June 30, 2025, respectively, and $6,000 and $16,000 for the three and six months ended June 30, 2024, respectively.

Business Combinations

The assets acquired, liabilities assumed and any contingent consideration in business combinations are recorded at their estimated fair value on the acquisition date with subsequent changes recognized in earnings. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business combination date. As a result, the Company may recognize adjustments to provisional amounts of assets acquired or liabilities assumed in earnings in the reporting period in which the adjustments are determined.

Acquisition-related expenses primarily consist of legal, accounting, and other advisory fees and are recorded in the period in which they are incurred.

Asset Acquisitions

Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. The Company allocates the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis and goodwill is not recognized in an asset acquisition. Direct transaction costs are capitalized as a component of the cost of the acquisition.

Intangible Assets

Intangible assets include patents, capitalized software development costs, and customer relationships. Intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired.

As of June 30, 2025 and December 31, 2024, intangible assets included $8,700,000 and $7,091,000 in customer relationships, respectively, and $3,113,000 and $3,054,000 in capitalized software development costs, respectively, net of accumulated amortization.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Debt Discount and Debt Issuance Costs

Costs related to the issuance of debt due to the lender (debt discount) or to third parties (debt issuance costs) are capitalized and amortized to interest expense over the term of the related debt on a straight-line basis, which is not materially different from the effective interest method. Debt discount and debt issuance costs are presented on the Company’s consolidated balance sheets as a direct deduction from the carrying amount of our term loan.

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

Under the ESPP, a participant may not be granted rights to purchase more than $25,000 worth of common stock for each calendar year and no participant may purchase more than 1,500 shares of our common stock (or such other number as the Compensation Committee may designate) on any one purchase date. As of June 30, 2025, 27,530 shares had been issued under the ESPP and 472,470 shares remained available under the plan.

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

The fair value of option awards is measured on the grant date using a Black-Scholes option pricing model, which includes assumptions that are subjective and are generally derived from external data (such as risk-free rate of interest) and historical data (such as volatility factor and expected term).

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the stock-based compensation expense recorded for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Options	$—	$1	$—	$5
RSUs	1,380	853	2,237	1,666
Unrestricted shares of common stock	105	112	155	178
Employee stock purchase plan	20	9	20	9
Total	$1,505	$975	$2,412	$1,858

As of June 30, 2025, the unrecognized stock-based compensation expense related to outstanding RSUs totaled $5,224,000, which may be recognized through February 2028, subject to achievement of service, performance, and market conditions.

The following table summarizes the stock option and RSUs activity for the six months ended June 30, 2025:

	Options	RSUs
Outstanding at December 31, 2024	36,467	1,314,755
Granted	—	398,731
Exercised/Settled	(20,451)	(362,049)
Forfeited/Expired	(3,870)	(234,813)
Outstanding at June 30, 2025	12,146	1,116,624
Vested at June 30, 2025	12,146	350,806
Unvested at June 30, 2025	—	765,818

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

Potentially dilutive securities outstanding as of June 30, 2025 and 2024, which were excluded from the computation of basic and diluted net loss per share for the periods then ended, are as follows:

	June 30,
(in thousands)	2025	2024
Options	12	80
Restricted stock units	1,117	1,470
Total	1,129	1,550

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Repurchases

In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. In the three and six months ended June 30, 2025, we used $1.76 million of the program to repurchase shares. As of June 30, 2025, we had $10.74 million remaining for the repurchase of shares.

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

The table below provides information on our Level 3 liabilities that are measured at fair value on a recurring basis:

(in thousands)	Six Months Ended
Contingent consideration	June 30, 2025
Balance at December 31, 2024	$1,350
Additions (1)	225
Change in fair value of contingent consideration (2)	(1,310)
Balance at June 30, 2025	$265
(1)	Represents the value of the contingent consideration liability recorded in connection with an asset acquisition in the second quarter of 2025. The fair value of the contingent consideration was determined by management based on estimated recurring revenue from acquired customer relationships. We expect to settle the liability in the fourth quarter of 2026.
(2)	Represents the change in fair value of contingent consideration recorded in connection with the acquisition of ADA Site Compliance, LLC (“ADA Site Compliance”) in the third quarter of 2024. The fair value of the contingent consideration was determined by management with the assistance of an independent third-party valuation specialist using the Monte-Carlo simulation. We expect to settle the liability in the second quarter of 2026. Refer to Note 3 – Acquisitions for additional information on the ADA Site Compliance acquisition.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. This ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of this ASU on its consolidated financial statements and related disclosures.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 3 — ACQUISITIONS

ADA Site Compliance, LLC

On September 27, 2024, we entered into a Membership Interest Purchase Agreement and acquired all the outstanding equity interests of ADA Site Compliance, LLC (“ADA Site Compliance”), which provides audits and best practices to help organizations create websites that are accessible and compliant to Web Content Accessibility Guidelines (“WCAG”) standards. The acquisition provides an opportunity to expand on ADA Site Compliance’s existing customer relationships by migrating customers to AudioEye’s products and further expanding revenue. The aggregate consideration for the purchase of ADA Site Compliance was approximately $7.0 million (at fair value), consisting of a $3.4 million cash payment at closing, $2.35 million in unsecured promissory notes payable to the sellers within 60 days following the closing (collectively, the “Note Payable”), and an estimated $1.25 million in aggregate contingent consideration to be paid in cash in the second quarter of 2026 if and to the extent certain earn-outs are satisfied. Actual contingent consideration is based on satisfaction of the earn-out conditions related to certain annual recurring revenue (“ARR”) and non-recurring revenue (“NRR”) targets measured as of December 31, 2025 and may differ from estimated contingent consideration recognized at acquisition, therefore a range of undiscounted payment outcomes cannot be estimated.

We accounted for the acquisition of ADA Site Compliance as a business combination in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”). Accordingly, under the acquisition method of accounting, the preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

(in thousands)	Balance at September 27, 2024
Assets purchased:
Cash	$284
Accounts receivable	371
Other assets	15
Customer relationships (1)	5,100
Goodwill (2)	2,660
Total assets purchased	8,430

Liabilities assumed:
Accounts payable and accrued liabilities	362
Deferred revenue	1,063
Total liabilities assumed	1,425

Net assets acquired	7,005

Consideration:
Cash paid	3,407
Note payable (3)	2,348
Contingent consideration liability (4)	1,250
Total consideration	$7,005
(1)	Represents an acquired intangible asset that will be amortized on a straight-line basis over its estimated useful life of 8 years.
(2)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired. The amount of goodwill expected to be deductible for tax purposes is $2,660,000. Goodwill primarily relates to the expected synergies from combining operations of the Company and ADA Site Compliance and the value of the acquired workforce.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

(3)	Represents the fair value of the Note Payable in the aggregate principal amount of $2,400,000.
(4)	The fair value of the ADA Site Compliance contingent consideration liability was determined using the Monte-Carlo simulation. The key assumptions used in the Monte-Carlo simulation were as follows: ARR and NRR metrics for the earn-out period, NRR discount rate of 7.5%, ARR discount rate of 6.5%, expected NRR volatility of 12.5%, expected ARR volatility of 7.5%, risk-free rate of 3.9%, buyer specific counterparty credit risk of 14.25%, and discount period of 1.62 years.

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

Due to the rapid integration of ADA Site Compliance into the Company’s operations, including the migration of some of ADA Site Compliance’s customers to AudioEye’s products, it is impractical to determine the revenue and earnings attributable to ADA Site Compliance for the six months ended June 30, 2025.

Asset Acquisition

In the second quarter of 2025, we completed an acquisition that does not meet the definition of a business based on our assessment of the screening test as required by ASU 2017-01, as substantially all the fair value of the gross assets acquired is concentrated in one single identifiable intangible asset, customer relationships. In connection with this asset acquisition, we recognized $1.8 million in customer relationships, which will be amortized on a straight line basis over their estimated useful life of 8 years.

NOTE 4 — LEASE LIABILITIES AND RIGHT OF USE ASSETS

We determine whether an arrangement is a lease at inception. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Finance Leases

The Company had finance leases to purchase computer equipment that expired in the second quarter of 2024. The amortization expense of the leased equipment was included in depreciation expense. As of June 30, 2025 and December 31, 2024, the Company’s outstanding finance lease obligations totaled zero.

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

In March 2025, the Company entered into an agreement to sublease its office space in New York through the end of the original lease term in December 2026. The sublease did not relieve the Company of its original obligation under the lease, therefore the Company did not adjust the related lease liability. In the six months ended June 30, 2025, Company recognized a $50,000 loss on impairment associated with this right-of-use asset as the total remaining lease cost exceeds the expected sublease income. In the six months ended June 30, 2025, the Company recorded $46,000 in income related to the sublease.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

In the second quarter of 2024, the Company entered into an agreement to sublease office space in Miami Beach, Florida, on a month-to-month basis. In addition, the Company entered into membership agreements to occupy shared office space in other locations. Because these agreements do not qualify as a lease under ASC 842, we expense the related rent and membership fees as they are incurred.

The Company made operating lease payments in the amount of $118,000 and $227,000 during the six months ended June 30, 2025 and 2024, respectively.

The following summarizes the total lease liabilities and remaining future minimum lease payments at June 30, 2025 (in thousands):

Year ending December 31,	Operating Leases
2025 (6 months remaining)	$109
2026	225
Total minimum lease payments	334
Less: present value discount	(15)
Total lease liabilities	$319
Current portion of lease liabilities	$208
Long term portion of lease liabilities	$111

The following summarizes expenses associated with our finance and operating leases for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,
(in thousands)	2025	2024
Finance lease expenses:
Depreciation expense	$—	$3
Total Finance lease expense	—	3
Operating lease expense	50	69
Short-term lease and related expenses	105	113
Total lease expenses	$155	$185

	Six months ended June 30,
(in thousands)	2025	2024
Finance lease expenses:
Depreciation expense	$—	$6
Total Finance lease expense	—	6
Operating lease expense	106	165
Short-term lease and related expenses	253	204
Total lease expenses	$359	$375

NOTE 5 — DEBT

Term Loan and Revolving Credit Facility with Western Alliance Bank

On March 31, 2025, the Company entered into a Loan and Security Agreement (the “Credit Facility Agreement”) with Western Alliance Bank, an Arizona corporation (the “Lender”). The Credit Facility Agreement provides for borrowings of up to $20.0 million, including (i) a term loan facility, comprising of a $12.0 million term loan advance funded on March 31, 2025, and subsequent term loan advances at the Company’s request within the Draw Period (March 31, 2025 through March 31, 2026) subject to the terms and conditions of the Credit Facility Agreement, in a minimum amount of $1.0 million and an aggregate principal amount not to exceed $5.0 million (the “Term Advances”); and (ii) a revolving line of credit in an aggregate outstanding amount not to exceed $3.0 million (the “Revolving Facility”). The Term Advances and the Revolving Facility have a maturity date of March 31, 2030. In the three months ended June 30, 2025, we drew $1.4 million from the $5.0 million available as subsequent term loan advances.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The outstanding Term Advances and the Revolving Facility bear interest on the outstanding daily balance at a floating rate equal to 3.25% above the term SOFR rate, which is defined as the greater of (i) 2.30% and (ii) the 1-month Term SOFR Reference Rate.

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

The Company incurred $50,000 in facility fees on the closing date, which were recorded as debt discount. The Company also incurred third-party expenses in connection with the term loan, which were recorded as debt issuance costs. In the six months ended June 30, 2025, debt issuance costs totaled $443,000, including $87,000 that remained unpaid as of June 30, 2025. Debt discount and debt issuance costs are presented as a direct deduction from the carrying amount of our term loan and are amortized to interest expense over the term of the loan on a straight-line basis, which is not materially different from the effective interest method.

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

As of June 30, 2025, the outstanding principal balance of our term loan totaled $13,401,000 and there were no outstanding borrowings under the revolving line of credit. As of June 30, 2025, term loan advances and revolving line of credit available for future draws totaled $3.6 million and $3.0 million, respectively.

As of June 30, 2025, future principal payments of debt based on the principal balance then outstanding are as follows (in thousands):

Year ending December 31,	Term Loan
2025	$—
2026	503
2027	670
2028	670
2029	670
2030	10,888
Total repayments	$13,401

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The Company paid a commitment fee equal to $105,000 on the closing date of the Loan Agreement and was required to pay an exit fee equal to $105,000 upon the earlier of repayment in full of the obligations, the maturity date and the occurrence of a liquidity event. The commitment and exit fees payable to the lender were recorded as debt discount. The Company also incurred $71,000 in third-party expenses in connection with the term loan, which were recorded as debt issuance costs. Debt discount and debt issuance costs are presented as a direct deduction from the carrying amount of our term loan and were being amortized to interest expense over the term of the loan.

On March 31, 2025, the Company paid $7.0 million in outstanding principal, $105,000 in exit fees and $144,000 in prepayment and other fees with the proceeds from the Credit Facility Agreement to repay in full all indebtedness, liabilities and other obligations outstanding under, and terminated, the Loan Agreement. In the six months ended June 30, 2025, we recognized a $300,000 loss in connection with the termination of the term loan under the Loan Agreement, which included the unamortized portion of related debt discount and debt issuance costs, and we recorded this loss in Loss on extinguishment of debt on the consolidated statements of operations

In the three months ended June 30, 2025, amortization of debt discount and debt issuance costs (associated with the Western Alliance Bank credit facility) totaled $3,000 and $22,000, respectively. In the six months ended June 30, 2025, amortization of debt discount and debt issuance costs (associated with the Western Alliance Bank credit facility and the SG Credit Partners term loan) totaled $20,000 and $28,000, respectively.

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

NOTE 8 — SUBSEQUENT EVENTS

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, repealing certain clean energy initiatives, in addition to other changes. The Company anticipates an insignificant impact to deferred tax assets and liabilities in the period of enactment. The Company is evaluating the impact the new legislation will have on the consolidated financial statements.

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

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering Americans with Disabilities Act (“ADA”) and WCAG compliance at scale. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In the three months ended June 30, 2025, we continued to focus on product innovation, expanding revenue and managing expenses.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on recurring revenue growth in both channels, while still offering our website and mobile application reporting services and PDF remediation services that provide non-recurring revenue.

In the six months ended June 30, 2025, total revenue increased by 18% over the prior year comparable period. As of June 30, 2025, Annual Recurring Revenue (“ARR”) was approximately $38.2 million, which represented an increase of 14% year-over-year. Refer to Other Key Operating Metrics below for details on how we calculate ARR.

As of June 30, 2025, AudioEye had approximately 120,000 customers, a 1% decrease from 121,000 customers at June 30, 2024. The decrease in customer count was attributable to a contract renegotiation within our Partner and Marketplace channel.

In the six months ended June 30, 2025, revenue from our Partner and Marketplace channel grew 13% over the prior year comparable period. This channel represented about 57% of ARR as of June 30, 2025. In six months ended June 30, 2025, total Enterprise channel revenue grew 27% over the prior year comparable period. The Enterprise channel represented about 43% of ARR as of June 30, 2025.

We had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 13 % and 14% of our total revenue in the three and six months ended June 30, 2025, respectively.

The Company continued to invest in research and development in the second quarter of 2025. Total research and development cost, as defined under Research and Development Expenses section in the Results of Operations below, was 17% of total revenue in the six months ended June 30, 2025. Total research and development cost decreased from the prior year comparable period primarily due to lower personnel cost.

In the six months ended June 30, 2025, selling and marketing expense increased from the prior year comparable period. This increase was mainly driven by higher third-party marketing expense. The increase in general and administrative expenses in the six months ended

June 30, 2025 was due primarily to an increase in litigation expenses and higher amortization expense associated with our intangible assets.

We provide further commentary on our Results of Operations below.

Results of Operations

Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three and six months ended June 30, 2025 with the three and six months ended June 30, 2024.

Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Three months ended June 30,		Change
(in thousands)	2025	2024	$	%
Revenue	$9,857	$8,470	$1,387	16%
Cost of revenue	2,238	1,764	474	27%
Gross profit	7,619	6,706	913	14%
Operating expenses:
Selling and marketing	3,806	2,971	835	28%
Research and development	1,200	1,221	(21)	(2)%
General and administrative	3,731	3,011	720	24%
Change in fair value of contingent consideration	(1,360)	—	(1,360)	100%
Total operating expenses	7,377	7,203	174	2%
Operating income (loss)	242	(497)	739	(149)%
Interest expense, net	(244)	(238)	(6)	3%
Net loss	$(2)	$(735)	$733	(100)%

	Six months ended June 30,		Change
(in thousands)	2025	2024	$	%
Revenue	$19,590	$16,553	$3,037	18%
Cost of revenue	4,233	3,525	708	20%
Gross profit	15,357	13,028	2,329	18%
Operating expenses:
Selling and marketing	7,520	5,974	1,546	26%
Research and development	2,353	2,543	(190)	(7)%
General and administrative	7,492	5,651	1,841	33%
Change in fair value of contingent consideration	(1,310)	(12)	(1,298)	10,817%
Total operating expenses	16,055	14,156	1,899	13%
Operating loss	(698)	(1,128)	430	(38)%
Other expense:
Interest expense, net	(473)	(436)	(37)	8%
Loss on extinguishment of debt	(300)	—	(300)	100%
Total other expense	(773)	(436)	(337)	77%

Net loss	$(1,471)	$(1,564)	$93	(6)%

Revenue

The following table presents our revenues disaggregated by sales channel:

	Three months ended June 30,		Change
(in thousands)	2025	2024	$	%
Partner and Marketplace	$5,399	$4,970	$429	9%
Enterprise	4,458	3,500	958	27%
Total revenues	$9,857	$8,470	$1,387	16%

	Six months ended June 30,		Change
(in thousands)	2025	2024	$	%
Partner and Marketplace	$10,919	$9,704	$1,215	13%
Enterprise	8,671	6,849	1,822	27%
Total revenue	$19,590	$16,553	$3,037	18%

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

For the three and six months ended June 30, 2025, total revenue increased by 16% and 18%, respectively, over the prior year comparable periods. The increase in Partner and Marketplace channel revenue for the three and six months ended June 30, 2025 was primarily due to continued expansion with existing partners. The increase in Enterprise channel revenue for the three and six months ended June 30, 2025 was driven primarily by an increase in Enterprise customers.

Cost of Revenue and Gross Profit

	Three months ended June 30,		Change
(in thousands)	2025	2024	$	%
Revenue	$9,857	$8,470	$1,387	16%
Cost of Revenue	2,238	1,764	474	27%
Gross profit	$7,619	$6,706	$913	14%

	Six months ended June 30,		Change
(in thousands)	2025	2024	$	%
Revenue	$19,590	$16,553	$3,037	18%
Cost of Revenue	4,233	3,525	708	20%
Gross profit	$15,357	$13,028	$2,329	18%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the three and six months ended June 30, 2025, cost of revenue increased by 27% and 20%, respectively, over the prior year comparable periods. The increase in cost of revenue for each period was primarily due to increased costs incurred for service delivery, additional costs attributable to business and asset acquisitions, and higher amortization expense related to our capitalized software development costs.

For the three and six months ended June 30, 2025, gross profit increased by 14% and 18%, respectively, over the prior year comparable periods. The increase in gross profit for each period was a result of increased revenue.

Selling and Marketing Expenses

	Three months ended June 30,		Change
(in thousands)	2025	2024	$	%
Selling and marketing	$3,806	$2,971	$835	28%

	Six months ended June 30,		Change
(in thousands)	2025	2024	$	%
Selling and marketing	$7,520	$5,974	$1,546	26%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the three and six months ended June 30, 2025, selling and marketing expenses increased by 28% and 26%, respectively, over the prior year comparable periods. The increase in selling and marketing expenses for each period resulted primarily from higher third-party marketing expenses, additional costs associated with business and asset acquisitions, and higher personnel costs.

Research and Development Expenses

	Three months ended June 30,		Change
(in thousands)	2025	2024	$	%
Research and development expense	$1,200	$1,221	$(21)	(2)%
Plus: Capitalized research and development cost	506	457	49	11%
Total research and development cost	$1,706	$1,678	$28	2%

	Six months ended June 30,		Change
(in thousands)	2025	2024	$	%
Research and development expense	$2,353	$2,543	$(190)	(7)%
Plus: Capitalized research and development cost	978	947	31	3%
Total research and development cost	$3,331	3,490	$(159)	(5)%

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

For the three and six months ended June 30, 2025, R&D expenses decreased by 2% and 7%, respectively, from the prior year comparable periods. The decrease for each period was driven by lower personnel cost. For the three and six months ended June 30, 2025, capitalized R&D cost increased by 11% and 3%, respectively, over the prior year comparable periods due to engineering personnel spending more time on product development than in the prior year comparable periods. For the three months ended June 30, 2025, total R&D cost, which includes both R&D expenses and capitalized R&D costs, increased by 2% from the prior year comparable period. For the six months ended June 30, 2025, total R&D cost decreased by 5% from the prior year comparable period.

General and Administrative Expenses

	Three months ended June 30,		Change
(in thousands)	2025	2024	$	%
General and administrative	$3,731	$3,011	$720	24%

	Six months ended June 30,		Change
(in thousands)	2025	2024	$	%
General and administrative	$7,492	$5,651	$1,841	33%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, and general corporate expenses including legal fees, occupancy and transaction costs.

For the three and six months ended June 30, 2025, general and administrative expenses increased by 24% and 33%, respectively, over the prior year comparable periods. The increase in general and administrative expense for each period was due primarily to an increase in litigation expense by $213,000 and $830,000 for the three and six months ended June 30, 2025, respectively, as well as higher personnel cost and amortization expense associated with our intangible assets.

Change in Fair Value of Contingent Consideration

	Three months ended June 30,		Change
(in thousands)	2025	2024	$	%
Change in fair value of contingent consideration	$(1,360)	$—	$(1,360)	100%

	Six months ended June 30,		Change
(in thousands)	2025	2024	$	%
Change in fair value of contingent consideration	$(1,310)	$(12)	$(1,298)	10,817%

Change in fair value of contingent consideration consists of non-cash valuation adjustments to contingent consideration liabilities recognized in connection with a business combination or an asset acquisition.

For the three and six months ended June 30, 2025, the change in fair value of contingent consideration was due to a reduction in the estimated earnout payable in connection with the acquisition of ADA Site Compliance in the third quarter of 2024.

Interest Expense

	Three months ended June 30,		Change
(in thousands)	2025	2024	$	%
Interest expense, net	$(244)	$(238)	$(6)	3%

	Six months ended June 30,		Change
(in thousands)	2025	2024	$	%
Interest expense, net	$(473)	$(436)	$(37)	8%

Interest expense, net consists primarily of interest on our term loan, offset by interest income from investment in money market funds.

For the three and six months ended June 30, 2025, interest expense, net increased by 3% and 8%, respectively, over the prior year comparable periods. The increase in interest expense, net for each period was primarily attributable to a reduction in interest income from investment in money market funds.

Loss on Extinguishment of Debt

	Three months ended June 30,		Change
(in thousands)	2025	2024	$	%
Loss on extinguishment of debt	$—	$—	$—	—%

	Six months ended June 30,		Change
(in thousands)	2025	2024	$	%
Loss on extinguishment of debt	$(300)	$—	$(300)	100%

On March 31, 2025, upon entering into a new credit facility with Western Alliance Bank, the Company paid the full $7.0 million in outstanding principal on its previous term loan with SG Credit Partners. In the six months ended June 30, 2025, in connection with the termination of this term loan, we recognized a $300,000 loss on extinguishment of debt, which included $144,000 in prepayment and other fees and the unamortized portion of related debt discount and debt issuance costs.

Other Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annualized recurring fee at the date of determination under each active contract, plus (ii) for our Partner and Marketplace channel, the annual or monthly recurring fee for all active customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12 if applicable. Recurring fees are defined as revenues expected to be generated from services typically offered as a subscription service or annual service offering such as our automation and platform, periodic auditing, human-assisted technological fixes, legal support and professional service offerings and other services that reoccur on a multi-year contract. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are terminable prior to the expected term, which may impact future ARR. ARR excludes non-recurring fees, which are defined as revenue expected to be generated from services typically not offered as a subscription service or annual service offering such as our PDF remediation services business, one-time mobile application reports, and other miscellaneous services that are offered as non-subscription services or are expected to be one-time in nature. As of June 30, 2025, ARR was $38.2 million, which represents an increase of 14% year-over-year, driven by growth in both our Partner and Marketplace channel and Enterprise channel.

Liquidity and Capital Resources

Working Capital

(in thousands)	June 30, 2025	December 31, 2024
Current assets	$14,789	$12,120
Current liabilities	(13,405)	(11,571)
Working capital	$1,384	$549

As of June 30, 2025, we had $6,869,000 in cash and cash equivalents and working capital of $1,384,000. The $0.8 million increase in working capital in the six months ended June 30, 2025 was primarily due to the new credit facility with Western Alliance Bank, under which we have obtained $13.4 million in term loan advances and used a portion of the proceeds to pay our previous $7.0 million term loan with SG Credit Partners in full.

In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. Shares repurchased under the program are subsequently retired and restored to the status of authorized but unissued shares of common stock. In the six months ended June 30, 2025, we used $1.76 million of the program to repurchase shares. As of June 30, 2025, we had $10.74 million remaining for the repurchase of shares.

As of June 30, 2025, we had $13.4 million outstanding under the term loan, $13.2 million of which is classified as noncurrent liability. The term loan matures on March 31, 2030, and has required quarterly principal payments due beginning on April 10, 2026.

As of August 8, 2025, we had no off-balance sheet arrangements, and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

Cash Flows

	Six months ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$1,171	$613
Net cash used in investing activities	(2,671)	(1,035)
Net cash provided by (used in) financing activities	2,718	(3,728)
Net increase (decrease) in cash and cash equivalents	$1,218	$(4,150)

For the six months ended June 30, 2025, in relation to the prior year comparable period, cash provided by operating activities increased primarily due to payments in the prior year period towards our contingent consideration associated with a business acquisition, of which $710,000 was classified as cash used in operating activities, whereas no payment of contingent consideration occurred in the current year period.

For the six months ended June 30, 2025, in relation to the prior year comparable period, cash used in investing activities increased primarily due to $1.7 million in net payments towards asset acquisitions.

For the six months ended June 30, 2025, in relation to the prior year comparable period, cash provided by financing activities increased primarily due to $13.4 million in proceeds from term loan borrowings under the new credit facility with Western Alliance Bank, which were partially offset by the repayment of our previous $7.0 million term loan. In addition, in the six months ended June 30, 2024, the Company paid $1.7 million to settle the contingent consideration associated with the acquisition of Bureau of Internet Accessibility Inc., whereas no such payment of contingent consideration occurred in the six months ended June 30, 2025.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2025, there were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On May 30, 2025, Sero Capital LLC, an entity whose Chief Executive Officer and beneficial owner is David Moradi, the Company’s Chairman and Chief Executive Officer, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 500,000 shares of the Company’s common stock in the aggregate, and terminates on the earlier of May 29, 2026 or the date all shares are sold thereunder.

On June 9, 2025, Kelly Georgevich, the Company’s Chief Financial Officer, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 20,000 shares of the Company’s common stock in the aggregate, and terminates on the earlier of the close of trading on September 9, 2026 or the date all shares are sold thereunder.

Ratification of Equity Awards

On June 24, 2025, the Board of Directors of the Company (the “Board”) adopted resolutions ratifying, pursuant to Section 204 of the General Corporation Law of the State of Delaware (the “DGCL”), certain grants of both time-based and performance-based restricted stock units (collectively, the “RSUs”) and certain determinations regarding previously-granted RSUs to vest a portion thereof in excess of amounts earned or in advance of the scheduled vesting date. A copy of the resolutions adopted by the Board setting forth the information with respect to the ratification required under Section 204 of the DGCL is attached hereto as Exhibit 99.1. Any claim that the defective corporate acts or putative stock ratified by the Board are void or voidable due to the failure of authorization, or that the Delaware Court of Chancery should declare in its discretion that the ratification in accordance with Section 204 of the DGCL not be effective or be effective only on certain conditions, must be brought within 120 days from the date of the filing of this Quarterly Report on Form 10-Q.

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

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock during the three months ended June 30, 2025:

				Maximum Number
				of Shares (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	under the Plans or
	Shares Purchased	Paid per Share	Programs	Programs (2)
April 1 - April 30:
Employee transactions (1)	5,281	$11.34	—	$—
Share repurchase program (2)	—	—	—	12,500,000
May 1 - May 31:
Employee transactions (1)	11,049	12.45	—	—
Share repurchase program (2)	123,939	12.24	123,939	10,983,000
June 1 - June 30:
Employee transactions (1)	14,784	11.94	—	—
Share repurchase program (2)	20,000	12.38	20,000	10,735,000
Total:
Employee transactions (1)	31,114	$12.02	—	$—
Share repurchase program (2)	143,939	$12.26	143,939	$10,735,000
(1)	Consists of shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement of restricted stock units, exercise of stock options, or issuance of unrestricted shares of common stock.
(2)	In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. Shares repurchased under the program will be subsequently retired. The average price paid per share includes any broker fees.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description	Form	Date of Filing	Exhibit No.	Filed Herewith
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of May 24, 2024	8-K	May 24, 2024	3.3

3.2	By-Laws of AudioEye, Inc. (as amended as of May 22, 2024)	10-Q	July 29, 2024	3.3

10.1	Consent and First Loan Modification Agreement, dated as of May 22, 2025, by and among Western Alliance Bank, AudioEye, Inc., ADA Site Compliance, LLC and Criterion 508 Solutions, Inc.				X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Resolutions adopted by the Board of Directors setting forth information with respect to the ratification required under Section 204 of the Delaware General Corporation Law				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	August 8, 2025	By:	/s/ David Moradi
David Moradi
Principal Executive Officer

Date:	August 8, 2025	By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Financial Officer