Form 10-Q
period 2025-09-30
AUDIOEYE INC
filed 2025-11-04
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, 12,418,617 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The financial information set forth below with respect to the consolidated financial statements as of September 30, 2025 and December 31, 2024 and for the three- and nine-month periods ended September 30, 2025 and 2024 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three- and nine-month periods ended September 30, 2025 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. The Company presents its unaudited consolidated financial statements, notes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4,550	$5,651
Accounts receivable, net of allowance for doubtful accounts of $749 and $511, respectively	6,341	5,932
Prepaid expenses and other current assets	970	537
Total current assets	11,861	12,120

Property and equipment, net of accumulated depreciation of $353 and $294, respectively	160	215
Right of use assets	208	385
Intangible assets, net of accumulated amortization of $12,293 and $9,793, respectively	11,486	10,276
Goodwill	6,682	6,661
Other	81	109
Total assets	$30,478	$29,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,873	$3,870
Operating lease liabilities	213	199
Deferred revenue	7,463	7,502
Term loan, current	335	—
Total current liabilities	11,884	11,571

Long term liabilities:
Term loan, net	12,622	6,820
Operating lease liabilities	56	218
Deferred revenue	3	16
Contingent consideration, long term	225	1,350
Other	37	355
Total liabilities	24,827	20,330

Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Common stock, $0.00001 par value, 50,000 shares authorized, 12,414 and 12,285 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	107,007	105,181
Accumulated deficit	(101,357)	(95,746)
Total stockholders’ equity	5,651	9,436

Total liabilities and stockholders’ equity	$30,478	$29,766

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$10,227	$8,925	$29,817	$25,478

Cost of revenue	2,312	1,823	6,545	5,348

Gross profit	7,915	7,102	23,272	20,130

Operating expenses:
Selling and marketing	3,649	3,148	11,169	9,122
Research and development	1,118	1,151	3,471	3,694
General and administrative	3,506	3,794	10,998	9,445
Change in fair value of contingent consideration	(40)	—	(1,350)	(12)
Total operating expenses	8,233	8,093	24,288	22,249

Operating loss	(318)	(991)	(1,016)	(2,119)

Other expense:
Interest expense, net	(236)	(211)	(709)	(647)
Loss on extinguishment of debt	—	—	(300)	—
Total other expense	(236)	(211)	(1,009)	(647)

Net loss	$(554)	$(1,202)	$(2,025)	$(2,766)

Net loss per common share-basic and diluted	$(0.04)	$(0.10)	$(0.16)	$(0.23)

Weighted average common shares outstanding-basic and diluted	12,414	11,960	12,417	11,791

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	12,285	$1	$105,181	$(95,746)	$9,436
Common stock issued upon settlement of restricted stock units	207	—	—	—	—
Common stock issued upon exercise of options on a cash basis	6	—	38	—	38
Issuance of common stock for services	7	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(60)	—	(966)	—	(966)
Stock-based compensation	—	—	907	—	907
Net loss	—	—	—	(1,469)	(1,469)
Balance, March 31, 2025	12,445	$1	$105,160	$(97,215)	$7,946
Common stock issued upon exercise of options on a cashless basis	5	—	—	—	—
Common stock issued upon settlement of restricted stock units	155	—	—	—	—
Issuance of common stock for services	9	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	4	—	39	—	39
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(31)	—	(374)	—	(374)
Common stock repurchased for retirement	(144)	—	—	(1,765)	(1,765)
Stock-based compensation	—	—	1,505	—	1,505
Net loss	—	—	—	(2)	(2)
Balance, June 30, 2025	12,443	$1	$106,330	$(98,982)	$7,349
Common stock issued upon settlement of restricted stock units	168	—	—	—	—
Issuance of common stock for services	7	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(51)	—	(604)	—	(604)
Common stock repurchased for retirement	(153)	—	—	(1,821)	(1,821)
Stock-based compensation	—	—	1,281	—	1,281
Net loss	—	—	—	(554)	(554)
Balance, September 30, 2025	12,414	$1	$107,007	$(101,357)	$5,651

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(unaudited) (continued)

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

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,025)	$(2,766)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,581	1,764
Loss on disposal or impairment of long-lived assets	61	5
Loss on extinguishment of debt	300	—
Stock-based compensation expense	3,693	3,048
Amortization of deferred commissions	26	27
Amortization of debt discount and issuance costs	73	70
Amortization of right-of-use assets	127	181
Change in fair value of contingent consideration	(1,350)	(12)
Provision for accounts receivable	382	150
Changes in operating assets and liabilities:
Accounts receivable	(788)	202
Prepaid expenses and other assets	(384)	(365)
Accounts payable and accruals	(136)	92
Operating lease liability	(148)	(266)
Deferred revenue	(192)	36
Net cash provided by operating activities	2,220	2,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(26)	(88)
Software development costs	(1,430)	(1,379)
Patent costs	(39)	(13)
Payment for acquisitions, net	(2,032)	(3,123)
Net cash used in investing activities	(3,527)	(4,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering, net of transaction costs	—	3,473
Proceeds from term loan, net of lender fees	13,351	—
Payments for costs directly attributable to the issuance of term loan	(443)	—
Repayment of term loan	(7,000)	—
Payments for debt extinguishment costs	(249)	—
Proceeds from exercise of options	38	—
Proceeds from employee stock purchase plan	39	53
Payments related to settlement of employee shared-based awards	(1,944)	(1,147)
Settlement of contingent consideration	—	(1,677)
Repurchase of common stock	(3,586)	(2,016)
Repayments of finance leases	—	(7)
Net cash provided by (used in) financing activities	206	(1,321)

Net decrease in cash and cash equivalents	(1,101)	(3,758)
Cash and cash equivalents - beginning of period	5,651	9,236
Cash and cash equivalents - end of period	$4,550	$5,478

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

September 30, 2025

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

The following tables present our revenues disaggregated by sales channel:

	Three months ended September 30,
(in thousands)	2025	2024
Partner and Marketplace	$5,582	$5,226
Enterprise	4,645	3,699
Total revenues	$10,227	$8,925

	Nine months ended September 30,
(in thousands)	2025	2024
Partner and Marketplace	$16,501	$14,930
Enterprise	13,316	10,548
Total revenues	$29,817	$25,478

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

The table below summarizes our deferred revenue as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in thousands)	2025	2024
Deferred revenue - current	$7,463	$7,502
Deferred revenue - noncurrent	3	16
Total deferred revenue	$7,466	$7,518

In the three-month period ended September 30, 2025, we recognized $1,076,000, or 14%, in revenue from deferred revenue outstanding as of December 31, 2024. In the nine-month period ended September 30, 2025, we recognized $7,027,000, or 94%, in revenue from deferred revenue outstanding as of December 31, 2024.

We had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 13% of our total revenue in each of the three and nine months ended September 30, 2025, and 15% and 16% of our total revenue in the three and nine months ended September 30, 2024, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of September 30, 2025 and December 31, 2024, one customer represented 13% and 14% of total accounts receivable, respectively.

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

The table below summarizes the deferred commission costs as of September 30, 2025 and December 31, 2024, which are included in Prepaid expenses and other current assets (current portion) and Other assets (noncurrent portion) on our consolidated balance sheets:

	September 30,	December 31,
(in thousands)	2025	2024
Deferred costs – current	$30	$28
Deferred costs - noncurrent	30	32
Total deferred costs	$60	$60

Amortization expense associated with sales commissions was included in Selling and marketing expenses on the consolidated statements of operations and totaled $9,000 and $26,000 for the three and nine months ended September 30, 2025, respectively, and $11,000 and $27,000 for the three and nine months ended September 30, 2024, respectively.

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

As of September 30, 2025 and December 31, 2024, intangible assets included $8,265,000 and $7,091,000 in customer relationships, respectively, and $3,079,000 and $3,054,000 in capitalized software development costs, respectively, net of accumulated amortization.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Employee Stock Purchase Plan

In May 2022, the stockholders of the Company approved the Company’s Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of up to 500,000 shares of common stock. Eligible employees may elect to have a percentage of eligible compensation withheld to purchase shares of our common stock at the end of each purchase period. The Company expects each purchase period to be the six-month periods ending on June 30 or December 31 of each calendar year. Beginning in 2025, the purchase price per share equals 85% of the fair market value of our common stock on the first trading day or the last trading day of each purchase period, whichever amount is lower. As a result, the fair value of shares of common stock to be issued under the ESPP is measured on the first day of each offering period using a Black-Scholes option pricing model.

Under the ESPP, a participant may not be granted rights to purchase more than $25,000 worth of common stock for each calendar year and no participant may purchase more than 1,500 shares of our common stock (or such other number as the Compensation Committee may designate) on any one purchase date. As of September 30, 2025, 27,530 shares had been issued under the ESPP and 472,470 shares remained available under the plan.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the stock-based compensation expense recorded for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Options	$—	$—	$—	$5
RSUs	1,194	1,077	3,431	2,743
Unrestricted shares of common stock	87	113	242	291
Employee stock purchase plan	—	—	20	9
Total	$1,281	$1,190	$3,693	$3,048

As of September 30, 2025, the unrecognized stock-based compensation expense related to outstanding RSUs totaled $4,200,000, which may be recognized through February 2028, subject to achievement of service, performance, and market conditions.

The following table summarizes the stock option and RSUs activity for the nine months ended September 30, 2025:

	Options	RSUs
Outstanding at December 31, 2024	36,467	1,314,755
Granted	—	424,853
Exercised/Settled	(20,451)	(530,261)
Forfeited/Expired	(5,670)	(286,749)
Outstanding at September 30, 2025	10,346	922,598
Vested at September 30, 2025	10,346	319,688
Unvested at September 30, 2025	—	602,910

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

Potentially dilutive securities outstanding as of September 30, 2025 and 2024, which were excluded from the computation of basic and diluted net loss per share for the periods then ended, are as follows:

	September 30,
(in thousands)	2025	2024
Options	10	76
Restricted stock units	923	1,402
Total	933	1,478

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Repurchases

In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. In the three and nine months ended September 30, 2025, we used $1.82 million and $3.59 million of the program to repurchase shares, respectively. As of September 30, 2025, we had $8.91 million remaining for the repurchase of shares.

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

The table below provides information on our Level 3 liabilities that are measured at fair value on a recurring basis:

(in thousands)	Nine Months Ended
Contingent consideration	September 30, 2025
Balance at December 31, 2024	$1,350
Additions (1)	225
Change in fair value of contingent consideration (2)	(1,350)
Balance at September 30, 2025	$225
(1)	Represents the value of the contingent consideration liability recorded in connection with an asset acquisition in the second quarter of 2025. The fair value of the contingent consideration was determined by management based on estimated recurring revenue from acquired customer relationships. We expect to settle the liability in the fourth quarter of 2026.
(2)	Represents the change in fair value of contingent consideration recorded in connection with the acquisition of ADA Site Compliance, LLC (“ADA Site Compliance”) in the third quarter of 2024. The fair value of the contingent consideration was determined by management with the assistance of an independent third-party valuation specialist using the Monte-Carlo simulation. Refer to Note 3 – Acquisitions for additional information on the ADA Site Compliance acquisition.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated condensed financial statements and related disclosures.

In July 2025, FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. This ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of this ASU on its consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public entity’s expenses and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact of the new standard on the disclosures in its consolidated financial statements.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 3 — ACQUISITIONS

ADA Site Compliance, LLC

On September 27, 2024, we entered into a Membership Interest Purchase Agreement and acquired all the outstanding equity interests of ADA Site Compliance, LLC (“ADA Site Compliance”), which provides audits and best practices to help organizations create websites that are accessible and compliant to Web Content Accessibility Guidelines (“WCAG”) standards. The acquisition provided an opportunity to expand on ADA Site Compliance’s existing customer relationships by migrating customers to AudioEye’s products and further expanding revenue. The aggregate consideration for the purchase of ADA Site Compliance was approximately $7.0 million (at fair value), consisting of a $3.4 million cash payment at closing, $2.35 million in unsecured promissory notes payable to the sellers within 60 days following the closing (collectively, the “Note Payable”), and an estimated $1.25 million in aggregate contingent consideration to be paid in cash in the second quarter of 2026 if and to the extent certain earn-outs are satisfied. Actual contingent consideration is based on satisfaction of the earn-out conditions related to certain annual recurring revenue (“ARR”) and non-recurring revenue (“NRR”) targets measured as of December 31, 2025 and may differ from estimated contingent consideration recognized at acquisition, therefore a range of undiscounted payment outcomes cannot be estimated.

We accounted for the acquisition of ADA Site Compliance as a business combination in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”). Accordingly, under the acquisition method of accounting, we completed the purchase price allocation to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date as follows:

(in thousands)	Balance at September 27, 2024
Assets purchased:
Cash	$284
Accounts receivable, net	357
Other assets	15
Customer relationships (1)	5,100
Goodwill (2)	2,682
Total assets purchased	8,438

Liabilities assumed:
Accounts payable and accrued liabilities	362
Deferred revenue	1,071
Total liabilities assumed	1,433

Net assets acquired	7,005

Consideration:
Cash paid	3,407
Note payable (3)	2,348
Contingent consideration liability (4)	1,250
Total consideration	$7,005
(1)	Represents an acquired intangible asset that will be amortized on a straight-line basis over its estimated useful life of 8 years.
(2)	Goodwill represents the excess of purchase price over the estimated fair value of net tangible and intangible assets acquired. The amount of goodwill expected to be deductible for tax purposes is $2,682,000. Goodwill primarily relates to the expected synergies from combining operations of the Company and ADA Site Compliance and the value of the acquired workforce.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Pro Forma Financials

The following unaudited pro forma results of operations for the three and nine months ended  September 30, 2025 and 2024 assumes ADA Site Compliance had been acquired on January 1, 2024.

The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on January 1, 2024, nor does it purport to project the results of operations of the combined Company in future periods. The pro forma financial information does not give effect to any anticipated integration costs savings or expenses related to the acquired company.

	Pro Forma Combined Financials (unaudited)
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$10,227	$9,471	$29,817	$27,127
Net loss attributed to common shareholders	(554)	(660)	(1,992)	(1,994)

For purposes of the pro forma disclosures above, results for the nine months ended September 30, 2025 exclude $33,000 in acquisition expense and results for the three and nine months ended September 30, 2024 exclude $394,000 in acquisition expense.

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

NOTE 4 — DEBT

Term Loan and Revolving Credit Facility with Western Alliance Bank

On March 31, 2025, the Company entered into a Loan and Security Agreement (the “Credit Facility Agreement”) with Western Alliance Bank, an Arizona corporation (the “Lender”). The Credit Facility Agreement provides for borrowings of up to $20.0 million, including (i) a term loan facility, comprising of a $12.0 million term loan advance funded on March 31, 2025, and subsequent term loan advances at the Company’s request within the Draw Period (March 31, 2025 through March 31, 2026) subject to the terms and conditions of the Credit Facility Agreement, in a minimum amount of $1.0 million and an aggregate principal amount not to exceed $5.0 million (the “Term Advances”); and (ii) a revolving line of credit in an aggregate outstanding amount not to exceed $3.0 million (the “Revolving Facility”). The Term Advances and the Revolving Facility have a maturity date of March 31, 2030. In the nine months ended September 30, 2025, we drew $1.4 million from the $5.0 million available as subsequent term loan advances.

The outstanding Term Advances and the Revolving Facility bear interest on the outstanding daily balance at a floating rate equal to 3.25% above the term SOFR rate, which is defined as the greater of (i) 2.30% and (ii) the 1-month Term SOFR Reference Rate.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

For each Term Advance, the Company is obligated to pay interest-only payments with respect to such Term Advance through April 9, 2026. Beginning on April 10, 2026, the Company shall repay each outstanding Term Advance in (i) quarterly principal payments in the amount of 1.25% of the aggregate principal amount of Term Advances outstanding as of April 10, 2026, payable on the tenth (10th) day of each calendar quarter, plus (ii) monthly payments of accrued interest, payable on the tenth (10th) day of each month. The final payment for each Term Advance, due on March 31, 2030, shall include all outstanding principal and accrued and unpaid interest under such Term Advance. Once repaid, the Term Advances may not be reborrowed. The interest on the Revolving Facility is payable monthly with the principal outstanding amount due at maturity.

The Company incurred $50,000 in facility fees on the closing date, which were recorded as debt discount. The Company also incurred  in $443,000 third-party expenses in connection with the term loan, which were recorded as debt issuance costs. Debt discount and debt issuance costs are presented as a direct deduction from the carrying amount of our term loan and are amortized to interest expense over the term of the loan on a straight-line basis, which is not materially different from the effective interest method.

In the three months ended September 30, 2025, amortization of debt discount and debt issuance costs (associated with the Western Alliance Bank credit facility) totaled $3,000 and $22,000, respectively. In the nine months ended September 30, 2025, amortization of debt discount and debt issuance costs (associated with the Western Alliance Bank credit facility and the SG Credit Partners term loan, discussed below) totaled $23,000 and $50,000, respectively.

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

As of September 30, 2025, the outstanding principal balance of our term loan totaled $13,401,000 and there were no outstanding borrowings under the revolving line of credit. As of September 30, 2025, term loan advances and revolving line of credit available for future draws totaled $3.6 million and $3.0 million, respectively.

As of September 30, 2025, future principal payments of debt based on the principal balance then outstanding are as follows (in thousands):

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

September 30, 2025

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

On March 31, 2025, the Company paid $7.0 million in outstanding principal, $105,000 in exit fees and $144,000 in prepayment and other fees with the proceeds from the Credit Facility Agreement to repay in full all indebtedness, liabilities and other obligations outstanding under, and terminated, the Loan Agreement. In the nine months ended September 30, 2025, we recognized a $300,000 loss in connection with the termination of the term loan under the Loan Agreement, which included the unamortized portion of related debt discount and debt issuance costs, and we recorded this loss in Loss on extinguishment of debt on the consolidated statements of operations.

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

Operating Leases

The Company has operating leases for office space in Tucson, Arizona, and New York, New York. The following summarizes the total lease liabilities and remaining future minimum lease payments at September 30, 2025 (in thousands):

Year ending December 31,	Operating Leases
2025 (3 months remaining)	$55
2026	225
Total minimum lease payments	280
Less: present value discount	(11)
Total lease liabilities	$269
Current portion of lease liabilities	$213
Long term portion of lease liabilities	$56

NOTE 6 — SEGMENT INFORMATION

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 7 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after September 30, 2025, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these consolidated financial statements.

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

Intellectual Property

Our intellectual property is primarily comprised of copyrights, trademarks, trade secrets, issued patents and pending patent applications. We have a patent portfolio comprised of twenty-five (25) issued patents in the United States and three (3) pending US patent applications. The commercial value of these patents is unknown.

We plan to continue to invest in research and development and expand our portfolio of proprietary intellectual property.

Our Annual Report filed on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 12, 2025 provides additional information about our business and operations.

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering Americans with Disabilities Act (“ADA”) and WCAG compliance at scale. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In the three months ended September 30, 2025, we continued to focus on product innovation and expanding revenue.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on recurring revenue growth in both channels, while still offering our website and mobile application reporting services and PDF remediation services that provide non-recurring revenue.

In the nine months ended September 30, 2025, total revenue increased by 17% over the prior year comparable period. As of September 30, 2025, Annual Recurring Revenue (“ARR”) was approximately $38.7 million, which represented an increase of 7% year-over-year. Refer to Other Key Operating Metrics below for details on how we calculate ARR.

As of September 30, 2025, AudioEye had approximately 123,000 customers, a 2% decrease from 126,000 customers at September 30, 2024. The decrease in customer count was attributable to a contract renegotiation within our Partner and Marketplace channel.

In the nine months ended September 30, 2025, revenue from our Partner and Marketplace channel grew 11% over the prior year comparable period. This channel represented about 58% of ARR as of September 30, 2025. In nine months ended September 30, 2025, total Enterprise channel revenue grew 26% over the prior year comparable period. The Enterprise channel represented about 42% of ARR as of September 30, 2025.

We had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 13% of our total revenue in each of the three and nine months ended September 30, 2025.

The Company continued to invest in research and development in the third quarter of 2025. Total research and development cost, as defined under Research and Development Expenses section in the Results of Operations below, was 16% of total revenue in the nine months ended September 30, 2025. Total research and development cost in the nine months ended September 30, 2025 decreased from the prior year comparable period primarily due to lower personnel cost.

In the nine months ended September 30, 2025, selling and marketing expense and general and administrative expense increased from the prior year comparable period. The increase in selling and marketing expense was mainly driven by higher third-party marketing expense. The increase in general and administrative expenses in the nine months ended September 30, 2025 was due primarily to higher amortization expense associated with our intangible assets, as well as increases in personnel costs, including stock compensation expense, and in litigation expenses.

We provide further commentary on our Results of Operations below.

Results of Operations

Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three and nine months ended September 30, 2025 with the three and nine months ended September 30, 2024.

Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Three months ended September 30,		Change
(in thousands)	2025	2024	$	%
Revenue	$10,227	$8,925	$1,302	15%
Cost of revenue	2,312	1,823	489	27%
Gross profit	7,915	7,102	813	11%
Operating expenses:
Selling and marketing	3,649	3,148	501	16%
Research and development	1,118	1,151	(33)	(3)%
General and administrative	3,506	3,794	(288)	(8)%
Change in fair value of contingent consideration	(40)	—	(40)	100%
Total operating expenses	8,233	8,093	140	2%
Operating loss	(318)	(991)	673	(68)%
Interest expense, net	(236)	(211)	(25)	12%
Net loss	$(554)	$(1,202)	$648	(54)%

	Nine months ended September 30,		Change
(in thousands)	2025	2024	$	%
Revenue	$29,817	$25,478	$4,339	17%
Cost of revenue	6,545	5,348	1,197	22%
Gross profit	23,272	20,130	3,142	16%
Operating expenses:
Selling and marketing	11,169	9,122	2,047	22%
Research and development	3,471	3,694	(223)	(6)%
General and administrative	10,998	9,445	1,553	16%
Change in fair value of contingent consideration	(1,350)	(12)	(1,338)	11,150%
Total operating expenses	24,288	22,249	2,039	9%
Operating loss	(1,016)	(2,119)	1,103	(52)%
Other expense:
Interest expense, net	(709)	(647)	(62)	10%
Loss on extinguishment of debt	(300)	—	(300)	100%
Total other expense	(1,009)	(647)	(362)	56%

Net loss	$(2,025)	$(2,766)	$741	(27)%

Revenue

The following table presents our revenues disaggregated by sales channel:

	Three months ended September 30,		Change
(in thousands)	2025	2024	$	%
Partner and Marketplace	$5,582	$5,226	$356	7%
Enterprise	4,645	3,699	946	26%
Total revenues	$10,227	$8,925	$1,302	15%

	Nine months ended September 30,		Change
(in thousands)	2025	2024	$	%
Partner and Marketplace	$16,501	$14,930	$1,571	11%
Enterprise	13,316	10,548	2,768	26%
Total revenue	$29,817	$25,478	$4,339	17%

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

For the three and nine months ended September 30, 2025, total revenue increased by 15% and 17%, respectively, over the prior year comparable periods. The increase in Partner and Marketplace channel revenue for the three and nine months ended September 30, 2025 was primarily due to continued expansion with existing partners. The increase in Enterprise channel revenue for the three and nine months ended September 30, 2025 was driven primarily by new customer relationships, including additions from business and asset acquisitions.

Cost of Revenue and Gross Profit

	Three months ended September 30,		Change
(in thousands)	2025	2024	$	%
Revenue	$10,227	$8,925	$1,302	15%
Cost of Revenue	2,312	1,823	489	27%
Gross profit	$7,915	$7,102	$813	11%

	Nine months ended September 30,		Change
(in thousands)	2025	2024	$	%
Revenue	$29,817	$25,478	$4,339	17%
Cost of Revenue	6,545	5,348	1,197	22%
Gross profit	$23,272	$20,130	$3,142	16%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the three and nine months ended September 30, 2025, cost of revenue increased by 27% and 22%, respectively, over the prior year comparable periods. The increase in cost of revenue for each period was primarily due to increased costs incurred for service delivery, additional costs attributable to business and asset acquisitions, and higher amortization expense related to our capitalized software development costs.

For the three and nine months ended September 30, 2025, gross profit increased by 11% and 16%, respectively, over the prior year comparable periods. The increase in gross profit for each period was a result of increased revenue.

Selling and Marketing Expenses

	Three months ended September 30,		Change
(in thousands)	2025	2024	$	%
Selling and marketing	$3,649	$3,148	$501	16%

	Nine months ended September 30,		Change
(in thousands)	2025	2024	$	%
Selling and marketing	$11,169	$9,122	$2,047	22%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the three and nine months ended September 30, 2025, selling and marketing expenses increased by 16% and 22%, respectively, over the prior year comparable periods. The increase in selling and marketing expenses for each period resulted primarily from higher third-party marketing expenses, additional costs associated with business and asset acquisitions, and higher personnel costs.

Research and Development Expenses

	Three months ended September 30,		Change
(in thousands)	2025	2024	$	%
Research and development expense	$1,118	$1,151	$(33)	(3)%
Plus: Capitalized research and development cost	452	432	20	5%
Total research and development cost	$1,570	$1,583	$(13)	(1)%

	Nine months ended September 30,		Change
(in thousands)	2025	2024	$	%
Research and development expense	$3,471	$3,694	$(223)	(6)%
Plus: Capitalized research and development cost	1,430	1,379	51	4%
Total research and development cost	$4,901	5,073	$(172)	(3)%

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

For the three and nine months ended September 30, 2025, R&D expenses decreased by 3% and 6%, respectively, from the prior year comparable periods. The decrease for each period was driven by lower personnel cost. For the three and nine months ended September 30, 2025, capitalized R&D cost increased by 5% and 4%, respectively, over the prior year comparable periods due to engineering personnel spending more time on product development than in the prior year comparable periods. For the three months ended September 30, 2025, total R&D cost, which includes both R&D expenses and capitalized R&D costs, decreased by 1% from the prior year comparable period. For the nine months ended September 30, 2025, total R&D cost decreased by 3% from the prior year comparable period.

General and Administrative Expenses

	Three months ended September 30,		Change
(in thousands)	2025	2024	$	%
General and administrative	$3,506	$3,794	$(288)	(8)%

	Nine months ended September 30,		Change
(in thousands)	2025	2024	$	%
General and administrative	$10,998	$9,445	$1,553	16%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, and general corporate expenses including legal fees, occupancy and transaction costs.

For the three months ended September 30, 2025, general and administrative expenses decreased by 8% from the prior year comparable period. The decrease in general and administrative expense was due primarily to business combination costs incurred in connection with the ADA Site Compliance acquisition in the third quarter of 2024 and a decrease in litigation expense by $233,000. For the nine months ended September 30, 2025, general and administrative expenses increased by 16% over the prior year comparable period. The increase in general and administrative expense was due primarily to higher amortization expense associated with our intangible assets, as well as higher personnel cost, including stock compensation expense, and an increase in litigation expense by $597,000.

Change in Fair Value of Contingent Consideration

	Three months ended September 30,		Change
(in thousands)	2025	2024	$	%
Change in fair value of contingent consideration	$(40)	$—	$(40)	100%

	Nine months ended September 30,		Change
(in thousands)	2025	2024	$	%
Change in fair value of contingent consideration	$(1,350)	$(12)	$(1,338)	11,150%

Change in fair value of contingent consideration consists of non-cash valuation adjustments to contingent consideration liabilities recognized in connection with a business combination or an asset acquisition.

For the three and nine months ended September 30, 2025, the change in fair value of contingent consideration was due to a reduction in the estimated earnout payable in connection with the acquisition of ADA Site Compliance in the third quarter of 2024.

Interest Expense

	Three months ended September 30,		Change
(in thousands)	2025	2024	$	%
Interest expense, net	$(236)	$(211)	$(25)	12%

	Nine months ended September 30,		Change
(in thousands)	2025	2024	$	%
Interest expense, net	$(709)	$(647)	$(62)	10%

Interest expense, net consists primarily of interest on our term loan, offset by interest income from investment in money market funds.

For the three and nine months ended September 30, 2025, interest expense, net increased by 12% and 10%, respectively, over the prior year comparable periods. The increase in interest expense, net for each period was primarily attributable to a reduction in interest income from investment in money market funds.

Loss on Extinguishment of Debt

	Three months ended September 30,		Change
(in thousands)	2025	2024	$	%
Loss on extinguishment of debt	$—	$—	$—	—%

	Nine months ended September 30,		Change
(in thousands)	2025	2024	$	%
Loss on extinguishment of debt	$(300)	$—	$(300)	100%

On March 31, 2025, upon entering into a new credit facility with Western Alliance Bank, the Company paid the full $7.0 million in outstanding principal on its previous term loan with SG Credit Partners. In the nine months ended September 30, 2025, in connection with the termination of this term loan, we recognized a $300,000 loss on extinguishment of debt, which included $144,000 in prepayment and other fees and the unamortized portion of related debt discount and debt issuance costs.

Other Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annualized recurring fee at the date of determination under each active contract, plus (ii) for our Partner and Marketplace channel, the annual or monthly recurring fee for all active customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12 if applicable. Recurring fees are defined as revenues expected to be generated from services typically offered as a subscription service or annual service offering such as our automation and platform, periodic auditing, human-assisted technological fixes, legal support and professional service offerings and other services that reoccur on a multi-year contract. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are terminable prior to the expected term, which may impact future ARR. ARR excludes non-recurring fees, which are defined as revenue expected to be generated from services typically not offered as a subscription service or annual service offering such as our PDF remediation services business, one-time mobile application reports, and other miscellaneous services that are offered as non-subscription services or are expected to be one-time in nature. As of September 30, 2025, ARR was $38.7 million, which represents an increase of 7% year-over-year, driven by growth in both our Partner and Marketplace channel and Enterprise channel.

Liquidity and Capital Resources

Working Capital

(in thousands)	September 30, 2025	December 31, 2024
Current assets	$11,861	$12,120
Current liabilities	(11,884)	(11,571)
Working capital	$(23)	$549

As of September 30, 2025, we had $4,550,000 in cash and cash equivalents and working capital of ($23,000). The $0.6 million decrease in working capital in the nine months ended September 30, 2025 was primarily due to a portion of our term loan being classified as a current liability.

In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. Shares repurchased under the program are subsequently retired and restored to the status of authorized but unissued shares of common stock. In the nine months ended September 30, 2025, we used $3.59 million of the program to repurchase shares. As of September 30, 2025, we had $8.91 million remaining for the repurchase of shares.

As of September 30, 2025, we had $13.4 million outstanding under the term loan, $13.0 million of which is classified as a noncurrent liability. The term loan matures on March 31, 2030, and has required quarterly principal payments due beginning on April 10, 2026.

As of November 4, 2025, we had no off-balance sheet arrangements, and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

Cash Flows

	Nine months ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$2,220	$2,166
Net cash used in investing activities	(3,527)	(4,603)
Net cash provided by (used in) financing activities	206	(1,321)
Net decrease in cash and cash equivalents	$(1,101)	$(3,758)

For the nine months ended September 30, 2025, in relation to the prior year comparable period, cash provided by operating activities increased primarily due to payments in the prior year period towards our contingent consideration associated with a business acquisition, of which $710,000 was classified as cash used in operating activities, whereas no payment of contingent consideration occurred in the current year period. The increase was partially offset by timing of collections on accounts receivable in the current year period.

For the nine months ended September 30, 2025, in relation to the prior year comparable period, cash used in investing activities decreased primarily due to the acquisition of ADA Site Compliance in the third quarter of 2024, for which we paid $3.1 million, net of cash acquired, whereas payments towards asset acquisitions in the current year period totaled $2.0 million.

For the nine months ended September 30, 2025, in relation to the prior year comparable period, cash provided by financing activities increased primarily due to $13.4 million in proceeds from term loan borrowings under the new credit facility with Western Alliance Bank, which were partially offset by the repayment of our previous $7.0 million term loan. The increase was partially offset by a $3.5 million capital raised under an ATM offering in the nine months ended September 30, 2024, whereas there were no offering proceeds in the nine months ended September 30, 2025, as well as by a $1.8 million increase in stock repurchases in the current period.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2025, there were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Issuer Purchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2025:

				Maximum Number
				of Shares (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	under the Plans or
	Shares Purchased	Paid per Share	Programs	Programs (2)
July 1 - July 31, 2025:
Employee transactions (1)	7,349	$11.81	—	$—
Share repurchase program (2)	65,813	12.10	65,813	9,939,000
August 1 - August 31, 2025:
Employee transactions (1)	30,276	11.49	—	—
Share repurchase program (2)	73,728	11.53	73,728	9,089,000
September 1 - September 30, 2025:
Employee transactions (1)	13,002	13.01	—	—
Share repurchase program (2)	14,000	12.49	14,000	8,914,000
Total:
Employee transactions (1)	50,627	$11.93	—	$—
Share repurchase program (2)	153,541	$11.86	153,541	$8,914,000
(1)	Consists of shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement of restricted stock units.
(2)	In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. Shares repurchased under the program will be subsequently retired. The average price paid per share includes any broker fees.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, no director or executive officer adopted, modified or terminated a “10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description	Form	Date of Filing	Exhibit No.	Filed Herewith
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of May 24, 2024	8-K	May 24, 2024	3.3

3.2	By-Laws of AudioEye, Inc. (as amended as of May 22, 2024)	10-Q	July 29, 2024	3.3

10.1	Second Loan Modification Agreement, dated as of August 13, 2025, by and among Western Alliance Bank, AudioEye, Inc., ADA Site Compliance, LLC and Criterion 508 Solutions, Inc.				X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	November 4, 2025	By:	/s/ David Moradi
David Moradi
Principal Executive Officer

Date:	November 4, 2025	By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Financial Officer