Form 10-K
period 2025-12-31
AUDIOEYE INC
filed 2026-03-12
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last trading day of registrant’s most recently completed second quarter ended as of June 30, 2025 was $110,485,000.

As of February 28, 2026, 12,495,980 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of its fiscal year ended December 31, 2025 are incorporated by reference in Part III of this annual report on Form 10-K.

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

As used in this annual report, the terms “we,” “us,” “our,” “AudioEye,” the “Company” and similar references refer to AudioEye, Inc. and its wholly-owned subsidiaries, ADA Site Compliance, LLC, Criterion 508 Solutions, Inc., Ability, Inc., and Equally AI Ltd.

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

AudioEye stands out among its competitors because it offers automated and human assisted technological fixes and continuous monitoring of accessibility issues without fundamental changes to the website architecture. We recognize that automation alone cannot fix all accessibility issues, which is why we also offer certified accessibility experts, who can provide human assisted technological testing and custom fixes. Our solution is currently trusted by some of the largest and most influential companies in the world, including Samsung, Landry’s, Calvin Klein and others. Government agencies, such as the Federal Communications Commission, use our software with their digital platforms. We also work with government agencies at the state and local level.

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

We had one major customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 13% and 15% of our revenue in the years ended December 31, 2025 and 2024, respectively.

Our typical market sectors include, but are not limited to:

●	Finance and banking institutions;
●	Travel and hospitality companies;
●	Public and private transportation companies;
●	Retail and ecommerce companies;
●	Educational institutions;
●	Food services companies; and
●	SaaS service or solution providers.

Intellectual Property

Our intellectual property is primarily comprised of copyrights, trademarks, trade secrets, issued patents and pending patent applications. We have a patent portfolio comprised of twenty-six (26) issued patents in the United States and three (3) pending US patent applications. The commercial value of these patents is unknown.

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

The European Accessibility Act (EAA) became effective in June 2025, requiring digital products and services, including websites, e-commerce, and mobile apps, to meet accessibility standards across the European Union (“EU”). Certain businesses operating in the EU must ensure compliance or risk penalties.

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

As of December 31, 2025, we had 116 full-time employees. We use a variety of methods for recruiting, including in-house recruiting resources and employee referrals, and we believe our mission allows us to recruit and retain high-quality talent.

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

To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $3,077,000 for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $103,398,000. If we continue to experience losses, we may not be able to continue our operations, and investors may lose their entire investment.

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

As of December 31, 2025, we had $5.3 million in cash. Our business plan will require additional capital expenditures, and our capital outlays could increase substantially over the next several years as we implement our business plan. As a result, we may need to raise additional capital through future private or public equity offerings, strategic alliances or debt financing. Our future capital requirements will depend on many factors, including, among others: market conditions, sales and marketing costs, mergers and acquisition activity, if any, costs of litigation in enforcing our intellectual property rights, and information technology development and acquisition costs. No assurance can be given that we can successfully raise additional equity or debt capital, or that such financing will be available to us on favorable terms, if at all.

We have a credit facility that includes certain financial and liquidity covenants. We cannot guarantee we will meet these covenants, obtain sufficient capital to repay the debt on a timely basis or obtain refinancing of the debt on satisfactory terms, or at all, all of which could have a material adverse effect on our business.

On March 31, 2025, we entered into a Loan and Security Agreement (the “Credit Facility Agreement”) with Western Alliance Bank (the “Lender”). The Credit Facility Agreement provides for borrowings of up to $20.0 million, including (i) a term loan facility, comprising of a $12.0 million term loan advance funded on March 31, 2025, and subsequent term loan advances available upon request through March 31, 2026 in an aggregate principal amount not to exceed $5.0 million; and (ii) a revolving line of credit in an aggregate outstanding amount not to exceed $3.0 million. Borrowings under the Credit Facility Agreement mature on March 31, 2030. The Credit Facility Agreement is secured by substantially all of our assets and contains certain customary financial covenants, including the requirements that we maintain (a) a minimum cash balance held in accounts with the Lender; (b) a certain ratio of total committed debt to Annual Recurring Revenue; (c) a certain ratio of aggregate funded indebtedness to adjusted EBITDA; and (d) a minimum Fixed Charge Coverage Ratio. We cannot guarantee that we will always meet these covenants or that we can obtain sufficient capital to repay the loan on a timely basis, or obtain refinancing of the loan on satisfactory terms, or at all. Further, these covenants may restrict or limit our ability to enter into certain arrangements or make certain expenditures.

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

We are, have been, and may in the future be, party to litigation, which could have a material adverse effect on our financial position or results of operations.

We are subject to disputes and allegations related to our business operations. Because we are in a technology industry, these disputes may involve claims of intellectual property infringement or misappropriation. We also are, and previously have been, involved in securities law litigation. These and other types of litigation can be very expensive, and we cannot assure you that our insurance policies will cover the costs. Because it is not possible to determine when and whether these disputes and allegations may arise or the ultimate disposition of such matters, the resolution of any such matters, should they arise, could have a material adverse effect on our financial position or results of operations.

Market interest rates could remain high or continue to increase our interest costs on future debt and could adversely affect our stock price.

If interest rates remain high or continue to increase, so could our interest costs for any new debt. Our $13.4 million term loan outstanding as of December 31, 2025 bears interest payable in cash on a monthly basis of 3.25% in excess of the term SOFR rate, which is defined as the greater of (i) 2.30% and (ii) the 1-month Term SOFR Reference Rate. Consequently, our interest payment obligations are subject to fluctuations in market interest rates. This increased cost is outside of our control, and we can provide no assurance that we can refinance the indebtedness on favorable terms, or at all. We may also incur additional variable interest rate indebtedness in the future. Rising interest rates could limit our ability to refinance debt when it matures or cause us to pay higher interest rates upon refinancing and increased interest expense on refinanced indebtedness, assuming we can refinance the indebtedness.

We may pursue new strategic opportunities, including acquisitions, which may result in the use of a significant amount of our management resources or significant costs, and we may not be able to consummate those opportunities or on beneficial terms.

We have entered into in the past, and are continuing to seek, strategic opportunities, which may include acquisitions, to help us pursue our business objectives. Although we may devote significant time and resources in pursuit of such transactions, we may struggle to successfully identify such opportunities, or to successfully conclude transactions. Should we be unable to identify or conclude important strategic transactions, our business prospects and operations could be adversely affected as a result of the devotion of significant managerial effort required, and the challenges of achieving our objectives in the absence of strategic opportunities. In addition, we may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed.

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

We may not be able to integrate acquisitions or strategic relationships that we complete, or successfully realize their full benefit. There are inherent risks in integrating these opportunities, which may include:

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

Advances in artificial intelligence may intensify competition and reduce demand for our solutions.

The web accessibility market is evolving, and artificial intelligence is an important driver of that evolution. We incorporate artificial intelligence (“AI”) into our automated accessibility services, and competition in this area may increase over time.

Established technology companies and new market entrants may develop AI capabilities that are more accurate, faster, more comprehensive, or less expensive than our own. Additionally, platform providers, content management system vendors, and browser or device manufacturers may integrate AI-driven accessibility features directly into their core products, which could reduce demand for third-party solutions like ours.

The pace of AI development makes it difficult to predict which technologies or competitors will emerge as most prominent in our market. Our investments in AI research and development may not keep pace with those of better-resourced competitors, and improvements to our AI capabilities may not always result in products that customers prefer over alternatives.

If we are unable to differentiate our solutions or compete effectively, our revenue, customer retention, and growth prospects could be adversely affected.

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

We may have limited or no experience in our newer market segments, and our customers may not adopt our new offerings. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may be lower than in our older activities, and we may not be successful enough in these newer activities to recoup our investments in them. If any of these were to occur, it could damage our reputation, limit our growth, and negatively affect our operating results.

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

Fraud, impersonation, and social engineering schemes could result in financial loss or reputational harm.

We are subject to the risk of fraudulent schemes in which third parties pose as Company executives, board members, or trusted counterparties to induce unauthorized payments, wire transfers, or the disclosure of sensitive business information. These schemes typically exploit human judgment rather than technical vulnerabilities and may not be preventable through cybersecurity measures alone. Fraudulent parties may use publicly available information, including our SEC filings and press releases, to make such communications appear credible.

Although we maintain internal controls designed to detect and prevent unauthorized transactions, there can be no assurance that these controls will be effective in all circumstances. A successful scheme could result in material financial loss, legal liability, and reputational harm, and any such losses may not be fully covered by our insurance policies.

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

In connection with this annual report, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and of the effectiveness of our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2025.

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

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of common stock with a $0.00001 par value per share and 10,000,000 shares of preferred stock with a $0.00001 par value per share, of which, as of December 31, 2025, approximately 12,383,000 shares of common stock were issued and outstanding. As of December 31, 2025, we also had outstanding options to purchase an aggregate of approximately 7,000 shares of our common stock, and unvested, or vested but not yet settled, restricted stock units covering an aggregate of approximately 989,000 shares of common stock. The exercise of such options and the settlement of such restricted stock units would further increase the number of our outstanding shares of common stock.

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

As of January 31, 2026, our directors and executive officers beneficially owned an aggregate of 3,134,426 of our outstanding shares of common stock, which represents approximately 25% of the aggregate voting power of our outstanding shares of common stock. As of January 31, 2026, our Chief Executive Officer beneficially owned over 21% of the voting power of our outstanding shares of common stock. Through their collective ownership of our outstanding stock, such insider holders, if they were to act together, would have significant influence over the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, to determining the outcome of the election of all of our directors and determining corporate and stockholder action on other matters. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders. In addition, this concentration of ownership may delay or prevent future transactions or a change in control of our company.

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

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cyber and data security threats. Members of the Board or Audit Committee receive periodic updates from senior management regarding our cybersecurity processes and risks. Members of management that comprise our incident response team include the following officers (or those with similar responsibility): Senior Director of Information Technology, Chief Operating Officer, Chief Financial Officer, Customer Success (if customers are affected), and Senior Vice President of Human Resources (if employee data is affected). As part of our internal response policy, upon confirmation of a breach, a remediation process is initiated, led by our Principal Privacy Officer who chairs an incident response team. This team may include members from relevant departments such as Product Development, Information Technology, Finance, Legal, Marketing, Client/Customer Services and Human Resources, any other relevant units or departments affected by the breach and any additional personnel as deemed necessary.

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

We did not experience any material cybersecurity incidents during the fiscal year ended December 31, 2025.

Item 2.   Properties

The Company’s principal offices are located at 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711, consisting of approximately 627 square feet under a lease agreement that expires in October 2026.

The Company also occupies shared office space in several locations under membership agreements which provide for membership fees based on the number of contracted seats.

The Company believes that its space is adequate for its current needs and that suitable alternative space is available to accommodate expansion of the Company’s operations.

Item 3.   Legal Proceedings

In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the consolidated balance sheet as of December 31, 2025, would not be material to our financial position or annual results of operations.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

AudioEye, Inc. was formed as a Delaware corporation on May 20, 2005. Our common stock has been listed on The Nasdaq Capital Market under the symbol “AEYE” since September 4, 2018.

In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. Shares repurchased under the program are subsequently retired and restored to the status of authorized but unissued shares of common stock. As of December 31, 2025, we had $7.93 million remaining for the repurchase of shares.

On January 31, 2026, there were 126 holders of record of our common stock, and a greater number of beneficial holders of our common stock for whom shares were held in a “nominee” or “street” name.

The following table sets forth information with respect to our repurchases of common stock during the three months ended December 31, 2025:

				Maximum Number
				of Shares (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	under the Plans or
	Shares Purchased	Paid per Share	Programs	Programs (2)
October 1 - October 31, 2025:
Employee transactions (1)	1,645	$13.85	—	$—
November 1 - November 30, 2025:
Employee transactions (1)	2,891	12.37	—	—
Share repurchase program (2)	53,733	12.17	53,733	8,261,000
December 1 - December 31, 2025:
Employee transactions (1)	9,599	11.68	—	—
Share repurchase program (2)	27,398	12.24	27,398	7,925,000
Total:
Employee transactions (1)	14,135	$12.07	—	$—
Share repurchase program (2)	81,131	$12.19	81,131	$7,925,000
(1)	Includes shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement restricted stock units or the issuance of unrestricted shares of common stock.
(2)	In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. Shares repurchased under the program will be subsequently retired. The average price paid per share includes any broker fees.

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

Item 6. [RESERVED]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended December 31, 2025 and 2024 that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report on Form 10-K, particularly in “Risk Factors.” The forward-looking statements included in this annual report on Form 10-K are made only as of the date hereof.

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering Americans with Disabilities Act (“ADA”) and Web Content Accessibility Guidelines (“WCAG”) compliance at scale. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In 2025, we continued to focus on product innovation and expanding revenue.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on recurring revenue growth in both channels, while still offering our website and mobile application reporting services and PDF remediation services that provide non-recurring revenue.

For the year ended December 31, 2025, total revenue increased by 15% over the prior year. As of December 31, 2025, Annual Recurring Revenue (“ARR”) was approximately $40.0 million, which represented an increase of 9% from December 31, 2024. Refer to “Other Key Operating Metrics” below for details on how we calculate ARR.

As of December 31, 2025, AudioEye had approximately 131,000 customers, an increase from 127,000 customers at December 31, 2024. The increase in customer count was attributable to an increase in customers in our Partner and Marketplace channel.

In the twelve months ended December 31, 2025, revenue from our Partner and Marketplace channel grew 10% over the prior year. This channel represented about 58% of ARR at December 31, 2025. In the twelve months ended December 31, 2025, total Enterprise channel revenue increased by 21% over the prior year. The Enterprise channel represented about 42% of ARR at December 31, 2025.

We had one major customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 13% and 15% of our revenue in the years ended December 31, 2025 and 2024, respectively.

The Company continued to invest in research and development in 2025. Total research and development cost, as defined under the “Research and Development” section in the “Results of Operations” below, was 16% of total revenue in 2025. Total research and development cost decreased from the prior year due to lower personnel cost.

For the year ended December 31, 2025, both selling and marketing expense and general and administrative expense increased over the prior year. The increase in selling and marketing expense was mainly driven by higher investment in third-party marketing services. The increase in general and administrative expense for the year ended December 31, 2025 was due primarily to higher amortization expense associated with our intangible assets, as well as increases in personnel costs, including stock compensation expense, and litigation expenses.

We provide further commentary on our Results of Operation below.

Results of Operations

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the year ended December 31, 2025 with the year ended December 31, 2024. Our results of operations in these periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Year ended December 31,		Change
(in thousands)	2025	2024	$	%
Revenue	$40,311	$35,201	$5,110	15%
Cost of revenue	8,755	7,261	1,494	21%
Gross profit	31,556	27,940	3,616	13%
Operating expenses:
Selling and marketing	14,897	12,668	2,229	18%
Research and development	4,590	5,077	(487)	(10)%
General and administrative	15,249	13,445	1,804	13%
Change in fair value of contingent consideration	(1,350)	140	(1,490)	(1,064)%
Total operating expenses	33,386	31,330	2,056	7%
Operating loss	(1,830)	(3,390)	1,560	(46)%
Other expense:
Interest expense, net	(947)	(864)	(83)	10%
Loss on extinguishment of debt	(300)	—	(300)	100%
Total other expense	(1,247)	(864)	(383)	44%

Net loss	$(3,077)	$(4,254)	$1,177	(28)%

Revenue

The following table presents our revenues disaggregated by sales channel:

	Year ended December 31,		Change
(in thousands)	2025	2024	$	%
Partner and Marketplace	$22,233	$20,249	$1,984	10%
Enterprise	18,078	14,952	3,126	21%
Total revenue	$40,311	$35,201	$5,110	15%

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

For the year ended December 31, 2025, total revenue increased by 15% over the prior year. The 10% increase in Partner and Marketplace channel revenue was the result of continued expansion with existing partners and the execution of new partnerships agreements in the year. The 21% increase in Enterprise channel revenue was driven primarily by new customer relationships, including from our expansion into the European Union.

Cost of Revenue and Gross Profit

	Year ended December 31,		Change
(in thousands)	2025	2024	$	%
Revenue	$40,311	$35,201	$5,110	15%
Cost of revenue	8,755	7,261	1,494	21%
Gross profit	$31,556	$27,940	$3,616	13%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the year ended December 31, 2025, cost of revenue increased by 21% over the prior year. The increase in cost of revenue was primarily due to increased costs incurred for service delivery, which were in line with the increase in revenue, and higher amortization expense related to our capitalized software development costs.

For the year ended December 31, 2025, gross profit increased by 13% over the prior year. The increase in gross profit was a result of increased revenue.

Selling and Marketing Expenses

	Year ended December 31,		Change
(in thousands)	2025	2024	$	%
Selling and marketing	$14,897	$12,668	$2,229	18%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the year ended December 31, 2025, selling and marketing expenses increased by 18% over the prior year. The increase in selling and marketing expenses resulted primarily from higher investment in third-party marketing services and higher personnel costs.

Research and Development Expenses

	Year ended December 31,		Change
(in thousands)	2025	2024	$	%
Research and development expense	$4,590	$5,077	$(487)	(10)%
Plus: Capitalized research and development cost	1,876	1,771	105	6%
Total research and development cost	$6,466	6,848	$(382)	(6)%

Research and development (“R&D”) expenses consist primarily of compensation and related benefits related to our employees involved in research and development activities. Total research and development cost includes the amount of research and development expense reported within operating expenses as well as development cost that was capitalized during the fiscal period.

For the year ended December 31, 2025, R&D expenses decreased by 10% from the prior year. This decrease was driven by lower personnel cost resulting from a reduction in headcount. For the year ended December 31, 2025, capitalized R&D cost increased by 6% from the prior year. The increase in capitalized R&D cost was the result of engineering personnel spending more time on product development than in previous year. Total R&D cost, which includes both R&D expenses and capitalized R&D costs, decreased 6% from 2024 to 2025.

General and Administrative Expenses

	Year ended December 31,		Change
(in thousands)	2025	2024	$	%
General and administrative	$15,249	$13,445	$1,804	13%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, general corporate expenses including legal fees, occupancy and transaction costs.

For the year ended December 31, 2025, general and administrative expenses increased by 13% over the prior year. The increase in general and administrative expenses was due primarily to higher amortization expense associated with our intangible assets, as well as higher personnel cost, including stock compensation expense, and an increase in litigation expense by $715,000.

Change in Fair Value of Contingent Consideration

	Year ended December 31,		Change
(in thousands)	2025	2024	$	%
Change in fair value of contingent consideration	$(1,350)	$140	$(1,490)	(1,064)%

Change in fair value of contingent consideration consists of non-cash valuation adjustments to contingent consideration liabilities recognized in connection with a business combination or an asset acquisition.

For the year ended December 31, 2025, the change in fair value of contingent consideration was due to a reduction in the estimated earnout payable in connection with the acquisition of ADA Site Compliance. We do not expect further changes in fair value of contingent consideration associated with ADA Site Compliance in future periods.

Interest Expense, Net

	Year ended December 31,		Change
(in thousands)	2025	2024	$	%
Interest expense, net	$(947)	$(864)	$(83)	10%

Interest expense, net consists primarily of interest on our term loan, offset by interest income from investment in money market funds.

For the year ended December 31, 2025, interest expense, net increased by 10% over the prior year. The increase in interest expense, net was primarily attributable to a reduction in interest income from investment in money market funds.

Loss on Extinguishment of Debt

	Year ended December 31,		Change
(in thousands)	2025	2024	$	%
Loss on extinguishment of debt	$(300)	$—	$(300)	100%

On March 31, 2025, upon entering into a new credit facility with Western Alliance Bank, the Company paid the full $7.0 million in outstanding principal on its previous term loan with SG Credit Partners. For the year ended December 31, 2025, in connection with the termination of this term loan, we recognized a $300,000 loss on extinguishment of debt, which included $144,000 in prepayment and other fees and the unamortized portion of related debt discount and debt issuance costs.

Other Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annualized recurring fee at the date of determination under each active contract, plus (ii) for our Partner and Marketplace channel, the annual or monthly recurring fee for all active customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12 if applicable. Recurring fees are defined as revenues expected to be generated from services typically offered as a subscription service or annual service offering such as our automation and platform, periodic auditing, human-assisted technological fixes, legal support and professional service offerings and other services that reoccur on a multi-year contract. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are terminable prior to the expected term, which may impact future ARR. ARR excludes non-recurring fees, which are defined as revenue expected to be generated from services typically not offered as a subscription service or annual service offering such as our PDF remediation services business, one-time mobile application reports, and other miscellaneous services that are offered as non-subscription services or are expected to be one-time in nature. As of December 31, 2025, ARR was $40.0 million, which represents an increase of 9% year-over-year, driven by growth in both our Partner and Marketplace channel and Enterprise channel.

Liquidity and Capital Resources

Working Capital

(in thousands)	December 31, 2025	December 31, 2024
Current assets	$12,622	$12,120
Current liabilities	(14,416)	(11,571)
Working capital	$(1,794)	$549

As of December 31, 2025, we had $5.3 million in cash and cash equivalents, and working capital of ($1,794,000). The $2.3 million decrease in working capital in 2025 was primarily due to an increase in deferred revenue associated with new customers, accrued liabilities related to asset acquisitions, and a portion of our term loan being classified as a current liability.

In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. Shares repurchased under the program are subsequently retired and restored to the status of authorized but unissued shares of common stock. In the year ended December 31, 2025, we used $4.57 million of the program to repurchase shares. As of December 31, 2025, we had $7.93 million remaining for the repurchase of shares.

As of December 31, 2025, we had $13.4 million outstanding under the term loan, $12.9 million of which is classified as a noncurrent liability. The term loan matures on March 31, 2030, and requires quarterly principal payments due beginning on April 10, 2026. Refer to Note 6 – Debt to our consolidated financial statements for additional information regarding our credit facility.

As of March 12, 2026, we have no off-balance sheet arrangements, and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months. We expect to continue to invest in our product and in sales and marketing to capture market demand. In 2025, cash provided by operating activities totaled $4.8 million. We expect cash provided by operating activities to continue to improve in 2026, driven mainly by the anticipated revenue growth.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

Cash Flows

	Year ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$4,753	$2,731
Net cash used in investing activities	(4,196)	(7,214)
Net cash provided by (used in) financing activities	(920)	898
Net decrease in cash and cash equivalents	$(363)	$(3,585)

For the year ended December 31, 2025, in relation to the prior year, cash provided by operating activities increased primarily as a result of the increase in revenue.

For the year ended December 31, 2025, in relation to the prior year, cash used in investing activities decreased primarily due to a reduction in payments towards business and asset acquisitions. In 2024, we paid $5.3 million in connection with the acquisition of ADA Site Compliance, net of cash acquired, whereas payments towards asset acquisitions in 2025 totaled $2.2 million.

For the year ended December 31, 2025, in relation to the prior year, the change to cash used in financing activities from cash provided by financing activities was primarily due to an increase in common stock repurchases from $2.0 million in 2024 to $4.6 million in 2025. This impact was partially offset by a net improvement in other financing activities, as 2025 net proceeds from debt refinancing of $5.7 million exceeded the net 2024 impact of $4.9 million, which was comprised of net common stock offering proceeds of $6.6 million reduced by $1.7 million in cash outlays for settlement of contingent consideration.

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

Contingent Consideration Recognized in Connection with Business Combinations and Asset Acquisitions

We recognize the contingent consideration liability resulting from a business combination based on its fair value, which is determined both initially and at the end of each reporting period preceding the end of the measurement period using the Monte-Carlo simulation model. The model incorporates key assumptions, including non-recurring and recurring revenue metrics. Changes in estimated revenue and outcomes different from estimates could cause a significant adjustment to earnings in a reporting period as the fair value of the liability is highly dependent on management’s estimate.

The fair value of the contingent consideration liability resulting from an asset acquisition is determined by management based on estimated recurring revenue from acquired customer relationships. Subsequent changes in the estimated amount of consideration are recognized as an adjustment to the cost of the acquired asset. Changes in estimated revenue and outcomes different from estimates could cause a significant adjustment to the cost of acquired assets in a reporting period as the fair value of the liability is highly dependent on management’s estimate.

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

Item 9A.  Controls and Procedures

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control — 2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes to our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed above.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, no director or executive officer adopted, modified or terminated a “10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

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

Item 11.  Executive Compensation

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

Item 12.  Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

Item 14.  Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	The following documents are filed as part of this report:
(1)	Financial Statements — See Index to Financial Statements on page F-1 below and the financial pages that follow.
(2)	Financial Statements Schedules — As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.
(3)	Exhibits — The following exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

		Incorporation by Reference
Exhibit No.	Description	Form	Date of Filing	Exhibit No.	Filed Herewith
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of May 24, 2024	8-K	May 24, 2024	3.3

3.2	By-Laws of AudioEye, Inc. (as amended as of May 22, 2024)	10-Q	July 29, 2024	3.3

4.1	Description of Registered Securities	10-K	March 7, 2024	4.1

4.2	Form of Senior Indenture	S-3	February 7, 2024	4.2

4.3	Form of Subordinated Indenture	S-3	February 7, 2024	4.3

10.1*	AudioEye, Inc. 2016 Incentive Compensation Plan effective December 17, 2015	10-K	March 27, 2019	10.13

10.2*	Form of Restricted Stock Unit Award Agreements for grants under the AudioEye, Inc. 2016 Incentive Compensation Plan	10-K	March 27, 2019	10.30

10.3*	AudioEye, Inc. 2019 Equity Incentive Plan (as amended and restated on May 18, 2020)	10-Q	August 13, 2020	10.1

10.4*	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Nonqualified Stock Option Agreement	8-K	May 14, 2019	10.4

10.5*	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Restricted Stock Unit Agreement	8-K	May 14, 2019	10.5

10.6*	AudioEye, Inc. 2020 Equity Incentive Plan, as amended through May 24, 2024	8-K	May 24, 2024	10.1

10.7*	Form of Restricted Stock Unit Award Agreement (Time-Based) under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.2

10.8*	Form of Restricted Stock Unit Award Agreement (Non-Employee Director Awards) under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.3

10.9*	Form of Performance Stock Unit Award Agreement (Performance-Based) under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.4

10.10*	Form of Incentive Stock Option Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.5

10.11*	Form of Non-Qualified Stock Option Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.6

10.12*	Form of Other Stock-Based Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.7

10.13*	AudioEye, Inc. Employee Stock Purchase Plan	8-K	May 24, 2022	10.2

10.14*	Amended and Restated Employment Agreement by and between AudioEye, Inc. and David Moradi, dated April 5, 2022	8-K	April 8, 2022	10.1

10.15*	Amendment dated December 26, 2023 to the Amended and Restated Employment Agreement by and between AudioEye, Inc. and David Moradi, dated April 5, 2022	8-K	December 28, 2023	10.1

10.16*	Notice of Award of Performance Shares to David Moradi dated August 20, 2020 under the AudioEye, Inc. 2019 Equity Incentive Plan	8-K	August 24, 2020	10.2

10.17*	Performance Stock Unit Agreement, dated March 11, 2021 between the Company and David Moradi	8-K	March 15, 2021	10.1

10.18*	Second Amendment, dated as of March 31, 2025, to the Amended and Restated Employment Agreement by and between AudioEye, Inc. and David Moradi, dated as of April 5, 2022	8-K	April 2, 2025	10.1

10.19*	Third Amendment, dated as of April 4, 2025, to the Amended and Restated Employment Agreement by and between AudioEye, Inc. and David Moradi, dated as of April 5, 2022	10-Q	May 1, 2025	10.3

10.20*	Executive Employment Agreement, dated June 10, 2021, between the Company and Kelly Georgevich	8-K	June 23, 2021	10.1

10.21	Loan and Security Agreement, dated as of March 31, 2025, by and among the Company, ADA Site Compliance, LLC, Criterion 508 Solutions, Inc. and Western Alliance Bank	8-K	April 1, 2025	10.1

10.22	Consent and First Loan Modification Agreement, dated as of May 22, 2025, by and among Western Alliance Bank, AudioEye, Inc., ADA Site Compliance, LLC and Criterion 508 Solutions, Inc.	10-Q	August 8, 2025	10.1

10.23	Second Loan Modification Agreement, dated as of August 13, 2025, by and among Western Alliance Bank, AudioEye, Inc., ADA Site Compliance, LLC and Criterion 508 Solutions, Inc.	10-Q	November 4, 2025	10.1

10.24	Consent and Third Loan Modification Agreement, dated as of January 12, 2026, by and among Western Alliance Bank, AudioEye, Inc., ADA Site Compliance, LLC and Criterion 508 Solutions, Inc.				X

10.25	Form of Securities Purchase Agreement by and between AudioEye, Inc. and each Purchaser dated August 6, 2018	8-K	August 7, 2018	10.1

10.26	Schedule of Certain Parties to Securities Purchase Agreements and Registration Rights Agreements dated as of August 6, 2018	10-K	March 27, 2019	10.35

10.27	Membership Interest Purchase Agreement, by and among AudioEye, Inc., ADA Site Compliance, LLC, the Sellers listed on the signature pages thereto, and Scott Trachtenberg, in his capacity as Sellers’ Representative, dated as of September 27, 2024, for the acquisition of ADA Site Compliance, LLC	8-K	September 30, 2024	10.1

10.28*	Form of AudioEye, Inc. Indemnification Agreement (Directors and Executive Officers)	8-K	December 16, 2019	10.1

14.1	Code of Business Conduct and Ethics	10-K	March 27, 2019	14.1

19.1	Insider Trading Policy	10-K	March 12, 2025	19.1

21	List of Subsidiaries				X

23.1	Consent of MaloneBailey LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included in signature page)				X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97	AudioEye, Inc. Compensation Recovery Policy	10-K	March 7, 2024	97

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Constitutes a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March, 2026.

AUDIOEYE, INC.

By:	/s/ David Moradi
David Moradi
Principal Executive Officer

By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Financial and Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Moradi and Kelly Georgevich, or either of them, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Moradi	Chief Executive Officer, Director	March 12, 2026
David Moradi	(Principal Executive Officer)

/s/ Kelly Georgevich	Chief Financial Officer	March 12, 2026
Kelly Georgevich	(Principal Financial and Accounting Officer)

/s/ Jamil Tahir	Director	March 12, 2026
Jamil Tahir

/s/ James Hawkins	Director	March 12, 2026
James Hawkins

/s/ Dr. Katherine Fleming	Director	March 12, 2026
Dr. Katherine Fleming

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDIOEYE, INC.

consolidated FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AudioEye, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AudioEye, Inc, and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 12, 2026

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

	December 31,	December 31,
(in thousands, except per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$5,288	$5,651
Accounts receivable, net of allowance for doubtful accounts of $643 and $511, respectively	6,557	5,932
Prepaid expenses and other current assets	777	537
Total current assets	12,622	12,120

Property and equipment, net of accumulated depreciation of $227 and $294, respectively	146	215
Right of use assets	168	385
Intangible assets, net of accumulated amortization of $13,251 and $9,793, respectively	12,515	10,276
Goodwill	6,682	6,661
Other	97	109
Total assets	$32,230	$29,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,851	$3,870
Operating lease liabilities	218	199
Deferred revenue	8,619	7,502
Contingent consideration	225	—
Term loan, current	503	—
Total current liabilities	14,416	11,571

Long term liabilities:
Term loan, net	12,479	6,820
Operating lease liabilities	—	218
Deferred revenue	5	16
Contingent consideration, long term	300	1,350
Other	226	355
Total liabilities	27,426	20,330

Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Common stock, $0.00001 par value, 50,000 shares authorized, 12,383 and 12,285 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	108,201	105,181
Accumulated deficit	(103,398)	(95,746)
Total stockholders’ equity	4,804	9,436

Total liabilities and stockholders’ equity	$32,230	$29,766

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2025	2024
Revenue	$40,311	$35,201

Cost of revenue	8,755	7,261

Gross profit	31,556	27,940

Operating expenses:
Selling and marketing	14,897	12,668
Research and development	4,590	5,077
General and administrative	15,249	13,445
Change in fair value of contingent consideration	(1,350)	140
Total operating expenses	33,386	31,330

Operating loss	(1,830)	(3,390)

Other expense:
Interest expense, net	(947)	(864)
Loss on extinguishment of debt	(300)	—
Total other expense	(1,247)	(864)

Net loss	$(3,077)	$(4,254)

Net loss per common share-basic and diluted	$(0.25)	$(0.36)

Weighted average common shares outstanding-basic and diluted	12,416	11,888

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2025 AND 2024

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	11,711	$1	$96,182	$(89,476)	$6,707
Issuance of common stock for cash, net of transaction expenses	293	—	6,634	—	6,634
Common stock issued upon exercise of options on a cashless basis	41	—	—	—	—
Common stock issued upon settlement of restricted stock units	629	—	—	—	—
Issuance of common stock for services	21	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	8	—	113	—	113
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(119)	—	(2,149)	—	(2,149)
Common stock repurchased for retirement	(299)	—	—	(2,016)	(2,016)
Stock-based compensation	—	—	4,401	—	4,401
Net loss	—	—	—	(4,254)	(4,254)
Balance, December 31, 2024	12,285	$1	$105,181	$(95,746)	$9,436
Common stock issued upon exercise of options on a cashless basis	5	—	—	—	—
Common stock issued upon exercise of options on a cash basis	6	—	38	—	38
Common stock issued upon settlement of restricted stock units	588	—	—	—	—
Issuance of common stock for services	25	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	8	—	73	—	73
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(156)	—	(2,115)	—	(2,115)
Common stock repurchased for retirement	(378)	—	—	(4,575)	(4,575)
Stock-based compensation	—	—	5,024	—	5,024
Net loss	—	—	—	(3,077)	(3,077)
Balance, December 31, 2025	12,383	$1	$108,201	$(103,398)	$4,804

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,077)	$(4,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,567	2,529
Loss on disposal or impairment of long-lived assets	57	7
Loss on extinguishment of debt	300	—
Stock-based compensation expense	5,024	4,401
Amortization of deferred commissions	34	37
Amortization of debt discount and issuance costs	97	94
Amortization of right-of-use assets	167	226
Change in fair value of contingent consideration	(1,350)	140
Provision for accounts receivable	400	236
Changes in operating assets and liabilities:
Accounts receivable	(1,022)	(940)
Prepaid expenses and other assets	(238)	151
Accounts payable and accruals	233	475
Operating lease liability	(199)	(312)
Deferred revenue	760	(59)
Net cash provided by operating activities	4,753	2,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(54)	(128)
Proceeds from sale of equipment	7	—
Software development costs	(1,876)	(1,771)
Patent costs	(61)	(42)
Payment for acquisitions, net	(2,212)	(5,273)
Net cash used in investing activities	(4,196)	(7,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering, net of transaction costs	—	6,634
Proceeds from term loan, net of lender fees	13,351	—
Payments for costs directly attributable to the issuance of term loan	(443)	—
Repayment of term loan	(7,000)	—
Payments for debt extinguishment costs	(249)	—
Proceeds from exercise of options	38	—
Proceeds from employee stock purchase plan	73	113
Payments related to settlement of employee shared-based awards	(2,115)	(2,149)
Settlement of contingent consideration	—	(1,677)
Repurchase of common stock	(4,575)	(2,016)
Repayments of finance leases	—	(7)
Net cash provided by (used in) financing activities	(920)	898

Net decrease in cash and cash equivalents	(363)	(3,585)
Cash and cash equivalents - beginning of period	5,651	9,236
Cash and cash equivalents - end of period	$5,288	$5,651

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$1,015	$1,041
Income taxes paid	—	—

Non-cash investing and financing activities:
Deferred tax liability recorded in connection with an asset acquisition	39	—
Contingent consideration recorded in connection with an asset acquisition or business combination	525	1,250

See Notes to Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

AudioEye, Inc. and its wholly-owned subsidiaries, ADA Site Compliance, LLC, Criterion 508 Solutions, Inc., Ability, Inc., and Equally AI Ltd. (“we”, “us”, “our”, “AudioEye” or the “Company”) operate in one segment as a provider of patented, Internet content publication and distribution software and related services that enable conversion of digital content into accessible formats and allows for real time distribution to end users on any Internet connected device. The Company’s focus is to create more comprehensive access to the Internet and other media to all people regardless of their device, location, or disabilities.

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

DECEMBER 31, 2025 and 2024

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

The following table presents our revenues disaggregated by sales channel:

	Year ended December 31,
(in thousands)	2025	2024
Partner and Marketplace	$22,233	$20,249
Enterprise	18,078	14,952
Total revenues	$40,311	$35,201

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

The table below summarizes our deferred revenue as of December 31, 2025 and 2024:

	December 31,	December 31,
(in thousands)	2025	2024
Deferred revenue – current	$8,619	$7,502
Deferred revenue – noncurrent	5	16
Total deferred revenue	$8,624	$7,518

In the year ended December 31, 2025, we recognized approximately $7,494,000, or 100%, in revenue from deferred revenue outstanding as of December 31, 2024.

We had one major customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 13% and 15% of our revenue in the years ended December 31, 2025 and 2024, respectively.

One customer represented 12% and 14%, respectively, of total accounts receivable as of December 31, 2025 and 2024.

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

The table below summarizes the deferred commission costs as of December 31, 2025 and 2024, which are included in Prepaid expenses and other current assets (current portion) and Other assets (noncurrent portion) on our consolidated balance sheets:

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

	December 31,	December 31,
(in thousands)	2025	2024
Deferred costs – current	$39	$28
Deferred costs – noncurrent	29	32
Total deferred costs	$68	$60

Amortization expense associated with sales commissions was included in selling and marketing expenses on the consolidated statements of operations and totaled $34,000 and $37,000 for the years ended December 31, 2025 and 2024, respectively.

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

Cash and Cash Equivalents

The Company considers cash and any short-term, highly liquid investments with maturities of three months or less from the date of purchase as cash and cash equivalents.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the client and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $643,000 and $511,000 at December 31, 2025 and 2024, respectively. The Company believes that its reserve is adequate, however results may differ in future periods. For the years ended December 31, 2025 and 2024, bad debt expense totaled $400,000 and $236,000, respectively.

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

Property and equipment acquired in the years ended December 31, 2025 and 2024 totaled $54,000 and $128,000, respectively. Depreciation expense was $109,000 for each of the years ended December 31, 2025 and 2024.

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

Capitalized software costs are included in intangible assets on our consolidated balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which is typically three years. Amortization expense is included in cost of revenue on the consolidated statements of operations and totaled $1,902,000 and $1,702,000 for the years ended December 31, 2025 and 2024, respectively. The Company reviews the carrying value for impairment whenever facts and circumstances

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

exist that would suggest that assets might be impaired or that the useful lives should be modified. Refer to Note 4 – Intangible Assets for additional information regarding our Capitalized Software Development Costs.

Patents

We capitalize patent application costs, including registration, documentation, and other legal fees associated with the application, which are incurred through the month the patent is issued. Costs associated with provisional application filings are expensed as incurred. Costs incurred to renew or extend the term of recognized intangible assets, including patent annuities and fees, and costs incurred in prosecuting alleged infringements of our patents are expensed as incurred. Patents are included in intangible assets on our consolidated balance sheet.

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

The following table summarizes the goodwill activity for the years ended December 31, 2025 and 2024:

	Year ended December 31,
(in thousands)	2025	2024
Goodwill, beginning of period	$6,661	$4,001
Acquisitions (1)	—	2,660
Impairments	—	—
Measurement period adjustments	21	—
Goodwill, end of period (2)	$6,682	$6,661
(1)	Represents goodwill recorded in connection with the acquisition of ADA Site Compliance, LLC (“ADA Site Compliance”) in 2024. Refer to Note 3 – Acquisitions for additional information on the ADA Site Compliance acquisition.
(2)	As of each of December 31, 2025 and 2024, accumulated impairment losses totaled zero.

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

Once we determine that a potential impairment indicator exists, we perform the test for recoverability by comparing the estimated future undiscounted cash flows associated with the intangible assets with the intangible asset’s carrying amount. Where the carrying value of the intangible asset exceeds the future undiscounted cash flows associated with the intangible assets, it is determined that the value of those intangible assets cannot be recovered. For an intangible asset failing the recoverability test, an impairment charge is recorded for

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

the difference between the carrying value and the estimated fair value. No impairment losses associated with goodwill or intangible assets were incurred during the years ended December 31, 2025 and 2024.

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

The table below provides information on our Level 3 liabilities that are measured at fair value on a recurring basis:

Year Ended
(in thousands)	December 31, 2025
Contingent consideration	Level 3
Balance at December 31, 2024	$1,350
Additions (1)	525
Change in fair value of contingent consideration (2)	(1,350)
Balance at December 31, 2025	$525
(1)	Represents the value of the contingent consideration liability recorded in connection with asset acquisitions in 2025. The fair value of the contingent consideration was determined by management based on estimated recurring revenue from acquired customer relationships.
(2)	Represents the change in fair value of contingent consideration recorded in 2025 in connection with the acquisition of ADA Site Compliance in 2024. The fair value of the contingent consideration was determined by management with the assistance of an independent third-party valuation specialist using the Monte-Carlo simulation. Refer to Note 3 – Acquisitions for additional information on the ADA Site Compliance acquisition. We do not expect further changes in the fair value of contingent consideration associated with ADA Site Compliance in future periods because the actual contingent consideration was based on earn-out conditions measured as of December 31, 2025.

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

DECEMBER 31, 2025 and 2024

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

Asset Acquisitions

Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. The Company allocates the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis and goodwill is not recognized in an asset acquisition. Contingent consideration is not recorded in an asset acquisition until it is deemed probable and reasonably estimable. Direct transaction costs are capitalized as a component of the cost of the acquisition.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

denominator of the diluted EPS calculation. However, when a net loss exists, no potential common stock equivalents are included in the computation of the diluted per-share amount because the computation would result in an anti-dilutive per-share amount.

Potentially dilutive securities outstanding as of December 31, 2025 and 2024, which were excluded from the computation of basic and diluted net loss per share for the years then ended, are as follows:

	December 31,
(in thousands)	2025	2024
Options	7	36
Restricted stock units	989	1,315
Total	996	1,351

Stock Repurchases

In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. In the twelve months ended December 31, 2025, we used $4.57 million of the program to repurchase shares. As of December 31, 2025, we had $7.93 million remaining for the repurchase of shares.

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

Under the ESPP, a participant may not be granted rights to purchase more than $25,000 worth of common stock for each calendar year and no participant may purchase more than 1,500 shares of our common stock (or such other number as the Compensation Committee may designate) on any one purchase date. As of December 31, 2025, 31,543 shares had been issued under the ESPP and 468,457 shares remained available under the plan.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

The Company has net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that the Company will not realize a future tax benefit, a valuation allowance is established.

Recent Accounting Pronouncements

Recently Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-09 did not have a significant impact on the Company's consolidated financial statements. See Note 9, Income Taxes, for the required disclosures.

Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures.

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

NOTE 3 — ACQUISITIONS

ADA Site Compliance, LLC

On September 27, 2024, we entered into a Membership Interest Purchase Agreement and acquired all the outstanding equity interests of ADA Site Compliance, which provides audits and best practices to help organizations create websites that are accessible and compliant to Web Content Accessibility Guidelines (“WCAG”) standards. The acquisition provided an opportunity to expand on ADA Site Compliance’s existing customer relationships by migrating customers to AudioEye’s products and further expanding revenue. The aggregate consideration for the purchase of ADA Site Compliance was approximately $7.0 million (at fair value), consisting of $3.4 million cash payment at closing, $2.35 million in unsecured promissory notes payable to the sellers within 60 days following the closing (collectively, the “Note Payable”), and an estimated $1.25 million in aggregate contingent consideration to be paid in cash if and to the extent certain earn-outs are satisfied. Actual contingent consideration was based on satisfaction of the earn-out conditions related to certain annual recurring revenue (“ARR”) and non-recurring revenue (“NRR”) targets measured as of December 31, 2025.

We accounted for the acquisition of ADA Site Compliance as a business combination in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”). Accordingly, under the acquisition method of accounting, we completed the purchase price allocation to

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

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

In the twelve months ended December 31, 2025 and 2024, we recorded $1,350,000 and $(152,000), respectively, in income (expense) related to the change in the fair value of contingent consideration for ADA Site Compliance, which is included in General and administrative expense in the accompanying consolidated statements of operations.

Pro Forma Financials

The following unaudited pro forma results of operations for the year ended December 31, 2024 assumes ADA Site Compliance had been acquired on January 1, 2024.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

Pro Forma Combined Financials (unaudited)
(in thousands)	Year ended December 31, 2024
Revenue	$36,850
Net loss attributed to common shareholders	(3,376)

For purposes of the pro forma disclosures above, results for the year ended December 31, 2024 exclude $520,000 in acquisition expense.

Asset Acquisitions

In 2025, we completed acquisitions that do not meet the definition of a business based on our assessment of the screening test as required by ASU 2017-01, as substantially all the fair value of the gross assets acquired is concentrated in one single identifiable intangible asset, the customer relationships. In connection with these asset acquisitions, we recognized $3.8 million in customer relationships, which will be amortized on a straight line basis over their estimated useful lives ranging from 2 to 9 years, with a weighted average amortization period of 7.43 years.

NOTE 4 — INTANGIBLE ASSETS

Intangible assets as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025
(in thousands)	Cost	Accumulated Amortization	Net Book Value
Finite-lived assets:
Patents	$4,002	$(3,849)	$153
Capitalized software development costs	9,305	(6,277)	3,028
Customer relationships	12,459	(3,125)	9,334
Intangible assets, net	$25,766	$(13,251)	$12,515

	December 31, 2024
(in thousands)	Cost	Accumulated Amortization	Net Book Value
Finite-lived assets:
Patents	$3,941	$(3,809)	$132
Capitalized software development costs	7,428	(4,375)	3,053
Customer relationships	8,700	(1,609)	7,091
Intangible assets, net	$20,069	$(9,793)	$10,276

As of December 31, 2025 and 2024, capitalized cost associated with pending patents totaled $44,000 and $56,000, respectively.

For the years ended December 31, 2025 and 2024, software development costs capitalized totaled $1,876,000 and $1,771,000, respectively.

We amortize our customer relationships on a straight-line basis over the estimated useful lives. Refer to Note 3 – Acquisitions for additional information on business combinations and asset acquisitions. Refer to Note 2 – Significant Accounting Policies for additional information regarding our intangible assets, including specific information on our patents and capitalized software development costs.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

The following table summarizes amortization expense associated with intangible assets for the fiscal years ended December 31, 2025 and 2024:

	Year ended December 31,
(in thousands)	2025	2024
Patents	$40	$34
Capitalized software development costs	1,902	1,702
Customer relationships	1,516	679
Trade name	—	5
Total amortization expense	$3,458	$2,420

The following table summarizes future amortization expense associated with intangible assets as of December 31, 2025 (in thousands):

Year ending December 31,	Amortization Expense
2026	$3,545
2027	2,592
2028	1,947
2029	1,141
2030	1,036
Thereafter	2,254
Total future amortization expense	$12,515

The weighted average remaining useful life of our finite-lived intangible assets (in years) as of December 31, 2025 are as follows:

Weighted average remaining amortization period (in years)
Patents	4.4
Capitalized software development costs	2.1
Customer relationships	6.3

For the years ended December 31, 2025 and 2024, loss on impairment of intangible assets totaled zero.

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

The Company has operating leases for office space in Tucson, Arizona, and New York, New York. The lease for the principal office located in Tucson consists of approximately 627 square feet and ends in October 2026. The lease for the New York office, which consists of approximately 5,000 square feet, commenced in January 2022 and will expire in December 2026.

In March 2025, the Company entered into an agreement to sublease its office space in New York through the end of the original lease term in December 2026. The sublease did not relieve the Company of its original obligation under the lease, therefore the Company did not adjust the related lease liability. In the twelve months ended December 31, 2025, Company recognized a $50,000 loss on impairment associated with this right-of-use asset as the total remaining lease cost exceeds the expected sublease income. In the twelve months ended December 31, 2025, the Company recorded $132,000 in income related to the sublease.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

In the second quarter of 2024, the Company entered into an agreement to sublease office space in Miami Beach, Florida, on a month-to-month basis. In addition, the Company entered into membership agreements to occupy shared office space in other locations. Because these agreements do not qualify as a lease under ASC 842, we expense the related rent and membership fees as they are incurred.

The Company made operating lease payments in the amount of $238,000 and $363,000 during the years ended December 31, 2025 and 2024, respectively.

The following summarizes the total lease liabilities and remaining future minimum lease payments at December 31, 2025 (in thousands):

Year ending December 31,	Operating Leases
2026	$225
Total minimum lease payments	225
Less: present value discount	(7)
Total lease liabilities	$218
Current portion of lease liabilities	$218
Long term portion of lease liabilities	$—

The following summarizes expenses associated with our finance and operating leases for the years ended December 31, 2025 and 2024:

	Year ended December 31,
(in thousands)	2025	2024
Finance lease expenses:
Depreciation expense	$—	$6
Total Finance lease expense	—	6
Operating lease expense	225	278
Sublease income	(132)	—
Short-term lease and related expenses	378	424
Total lease expenses	$471	$708

The following table provides information about the remaining lease terms and discount rates applied as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Weighted average remaining lease term (years)
Operating Leases	1.00	2.00
Weighted average discount rate (%)
Operating Leases	6.00	6.00

NOTE 6 — DEBT

Term Loan and Revolving Credit Facility with Western Alliance Bank

On March 31, 2025, the Company entered into a Loan and Security Agreement (the “Credit Facility Agreement”) with Western Alliance Bank, an Arizona corporation (the “Lender”). The Credit Facility Agreement provides for borrowings of up to $20.0 million, including (i) a term loan facility, comprising of a $12.0 million term loan advance funded on March 31, 2025, and subsequent term loan advances at the Company’s request within the Draw Period (March 31, 2025 through March 31, 2026) subject to the terms and conditions of the Credit Facility Agreement, in a minimum amount of $1.0 million and an aggregate principal amount not to exceed $5.0 million (the “Term Advances”); and (ii) a revolving line of credit in an aggregate outstanding amount not to exceed $3.0 million (the “Revolving Facility”). The Term Advances and the Revolving Facility have a maturity date of March 31, 2030. In the twelve months ended December 31, 2025, we drew $1.4 million from the $5.0 million available as subsequent term loan advances.

The outstanding Term Advances and the Revolving Facility bear interest on the outstanding daily balance at a floating rate equal to 3.25% above the term SOFR rate, which is defined as the greater of (i) 2.30% and (ii) the 1-month Term SOFR Reference Rate.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

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

The Company incurred $50,000 in facility fees on the closing date, which were recorded as debt discount. The Company also incurred $443,000 in third-party expenses in connection with the term loan, which were recorded as debt issuance costs. Debt discount and debt issuance costs are presented as a direct deduction from the carrying amount of our term loan and are amortized to interest expense over the term of the loan on a straight-line basis, which is not materially different from the effective interest method.

In the twelve months ended December 31, 2025, amortization of debt discount and debt issuance costs (associated with the Western Alliance Bank credit facility and the SG Credit Partners term loan, discussed below) totaled $25,000 and $72,000, respectively.

The Credit Facility Agreement is secured by substantially all of our assets and contains certain customary financial covenants, including the requirements that the Company maintain at all times from the closing date through and including the calendar quarter ended June 30, 2026, (a) unrestricted and unencumbered cash held in accounts with the Lender equal to at least $3.0 million measured as of the last day of each calendar month, and (b) a ratio of certain total committed debt to its Annual Recurring Revenue between 0.70 to 0.55, depending on the testing date, measured as of the last day of each calendar quarter. During the period of time commencing on September 30, 2026, and continuing through and including March 31, 2030, the Company shall maintain (a) a ratio of its aggregate funded indebtedness to its adjusted EBITDA for the prior twelve months of no greater than (i) 2.50 to 1.00 for the calendar quarters commencing September 30, 2026 through and including June 30, 2027, and (ii) 2.00 to 1.00 at all times thereafter, in each case measured as of the last day of each calendar quarter, and (b) a Fixed Charge Coverage Ratio of at least 1.50 to 1.00. As of December 31, 2025, the Company was in compliance with the applicable financial covenants.

As of December 31, 2025, the outstanding principal balance of our term loan totaled $13,401,000 and there were no outstanding borrowings under the revolving line of credit. As of December 31, 2025, term loan advances and revolving line of credit available for future draws totaled $3.6 million and $3.0 million, respectively.

As of December 31, 2025, future principal payments of debt based on the principal balance then outstanding are as follows (in thousands):

Year ending December 31,	Term Loan
2026	$503
2027	670
2028	670
2029	670
2030	10,888
Total repayments	$13,401

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

presented as a direct deduction from the carrying amount of our term loan and were being amortized to interest expense over the term of the loan.

On March 31, 2025, the Company used the proceeds from the Credit Facility Agreement to pay $7.0 million in outstanding principal, $105,000 in exit fees and $144,000 in prepayment and other fees, and terminated the Loan Agreement. In the twelve months ended December 31, 2025, we recognized a $300,000 loss in connection with the termination of the term loan under the Loan Agreement, which included the unamortized portion of related debt discount and debt issuance costs, and we recorded this loss in Loss on extinguishment of debt on the consolidated statements of operations.

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

The following table summarizes the stock-based compensation expense recorded for the years ended December 31, 2025 and 2024:

	Year ended December 31,
(in thousands)	2025	2024
RSUs	$4,718	$3,978
Unrestricted Shares of Common Stock	269	398
Employee stock purchase plan	37	20
Stock Options	—	5
Total	$5,024	$4,401

As of December 31, 2025, the outstanding unrecognized stock-based compensation expense related to restricted stock units (“RSUs”) was $4,775,000, which may be recognized through February 2028, subject to achievement of service, performance, and market conditions.

Stock Options

Options granted under our equity incentive plans generally have terms of five years, and typically vest and become fully exercisable ratably over three years of continuous service to the Company from the date of grant.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

The following table summarizes the stock option activity for the years ended December 31, 2025 and 2024:

			Weighted		Intrinsic
		Weighted	Average		Value
	Number of	Average	Remaining		of
	Options	Exercise Price	Term	Exercisable	Options
Outstanding at December 31, 2023	112,279	$10.17	1.98	110,570	$13,262
Exercised	(68,172)	10.00
Forfeited/Expired	(7,640)	9.88
Outstanding at December 31, 2024	36,467	$10.55	1.85	36,467	$219,942
Exercised	(20,451)	7.53
Forfeited/Expired	(8,580)	12.47
Outstanding at December 31, 2025	7,436	$16.65	1.63	7,436	$11,463

There were no options granted in 2025 and 2024.

Restricted Stock Units

We issue RSUs to employees, officers, directors, and consultants of the Company. The restrictions on time-based RSUs generally lapse over a one- to three-year term of continuous service from the date of grant.

The following table summarizes the RSU activity for year ended December 31, 2025:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value	Vested	Unvested
Restricted stock units outstanding as of December 31, 2024	1,314,755	$8.65	398,053	916,702
Granted	558,773	12.02
Settled	(588,553)	7.88
Forfeited/Canceled	(296,208)	9.29
Restricted stock units outstanding at December 31, 2025	988,767	$10.46	313,283	675,484

NOTE 9 — INCOME TAXES

For the years ended December 31, 2025 and 2024, federal and state income tax expense totaled zero.

The Company has net operating loss carryforwards available to reduce future taxable income. At December 31, 2025, the Company had U.S. federal net operating loss carry forwards of $61,001,000, of which (i) $14,235,000 expire at various dates through fiscal 2037, and (ii) $46,766,000 were generated in or after 2018 and can be carried forward indefinitely but will only be able to offset up to 80% of taxable income in any given year. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that the Company will not realize a future tax benefit, a valuation allowance is established. At December 31, 2025, the Company had foreign net operating loss carry forwards of approximately $1,139,000 associated with an asset acquisition.

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carryforwards, including a requirement that losses be offset against future taxable income, if any. In addition, utilization of the U.S. federal and state NOL carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. Accordingly, our U.S. federal and state net deferred tax asset was zero as of December 31, 2025 and 2024 as the Company established a full valuation allowance on of $19,998,000 and $19,090,000, respectively.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

Significant components of our deferred tax assets and liabilities as of December 31, 2025 and 2024 consist of the following:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Bad debt expense	$169	$133
Accrued compensation expense	1	5
Deferred revenue and costs	—	195
Capitalized research and development costs	2,331	3,247
Stock-based compensation	1,531	1,799
Interest expense	230	—
Transaction costs	92	98
Operating lease liability	57	108
Charitable contributions	2	—
State NOL carryforwards	3,568	2,942
Federal NOL carryforwards	12,810	11,310
Foreign NOL carryforwards	262	—
State tax credit carryforwards	71	71
Federal tax credit carryforwards	57	57
Total Deferred Tax Assets	21,181	19,965
Valuation allowance	(19,998)	(19,090)
Net deferred tax assets	1,183	875
Deferred tax liabilities:
Property and equipment	(120)	(416)
Intangible assets	(1,052)	(359)
Deferred revenue and costs	(6)
Right of use assets	(44)	(100)
Total deferred tax liabilities	(1,222)	(875)
Net deferred tax asset (liability)	$(39)	$—

The following table reconciles the statutory U.S. corporate federal income tax rate to the Company’s effective tax rate:

	Year ended December 31,
	2025		2024
(in thousands)	$	%	$	%
U.S. federal statutory tax (benefit) rate	$(646)	21.0%	$(893)	21.0%
State and local income taxes, net of federal income tax effect	64	(2.6)%	(4)	0.1%
Changes in valuation allowance	908	(29.5)%	(934)	22.0%
Nontaxable or nondeductible items	(728)	23.6%	(952)	22.4%
Other adjustments	18	—%	14	(0.3)%
Shortfalls/expirations	384	(12.5)%	565	(13.4)%
Provision to return and deferred true-ups	—	—%	2,204	(51.8)%
Total tax expense	$—	—%	$—	—%

The Company is subject to U.S. federal income tax as well as income taxes in multiple state and local jurisdictions. The Company has concluded all U.S. federal tax matters for years through December 31, 2021. All material state and local income tax matters have been concluded for years through December 31, 2020. The Company is no longer subject to IRS examination for the tax years ended on or before December 31, 2021; however, carryforward losses that were generated through the tax year ended December 31, 2021 may still be adjusted by the IRS if they are used in a future period. The Company had no reserve for uncertain tax positions as of December 31, 2025 and 2024.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

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

NOTE 11 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after December 31, 2025 and based on our evaluation we did not identify any events that would have required recognition or disclosure in these consolidated financial statements.