Form 10-K/A
period 2025-12-31
AUDIOEYE INC
filed 2026-04-30
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of AudioEye, Inc., (“we”, “us”, “our”, or the “Company”) for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (the “Original Form 10-K”). We are filing this Amendment to include the information required by Part III, which was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, since we will not file our definitive proxy statement within 120 days after our fiscal year ended December 31, 2025.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K and Item 15 of Part IV of the Original Form 10-K and includes certain exhibits as noted therein. The cover page of the Original Form 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Amendment does not reflect events occurring after the date of the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing of our Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Summarized below is certain information concerning the members of our Board of Directors, including a brief account of the education and business experience during at least the past five years. There are no family relationships between any director or executive officer.

Dr. Katherine E. Fleming. Dr. Fleming, age 60, has served as a director since March 2023. She has over fifteen years’ experience in arts and education leadership. Currently the CEO and President of the J. Paul Getty Trust, she served as Provost of New York University from 2016-2022. At Getty she oversees the Trust’s endowment, the activities of its programs, and its strategic priorities. At NYU, she was responsible for allocating financial resources and had oversight of all Deans and Directors. From 2012-2016 she served as President of the Board of the University of Piraeus, Greece, and from 2007-2011 she directed the Institut Remarque at the Ecole Normale Superieure in Paris. Dr. Fleming was a member of the Board of Advent Technologies Holdings, Inc. (Nasdaq:ADN), a publicly traded company, until June 2022. A historian by training, Dr. Fleming earned a B.A. from Barnard College of Columbia University, an M.A. from the University of Chicago and a Ph.D. from the University of California, Berkeley. She is an elected member of the American Academy of Arts and Sciences, a Chevalier in the French Legion of Honor, and holds the Silver Cross in the Greek Order of Beneficence. We believe that Dr. Fleming’s extensive financial and scholastic experience qualify her to serve as a director.

James B. Hawkins. Mr. Hawkins, age 70, has served as a director since March 3, 2025. From 2004 to 2018, Mr. Hawkins was the President and Chief Executive Officer of Natus Medical, Inc., a leading manufacturer of medical devices and software and a service provider for the newborn care, neurology, sleep, hearing and balance markets. Currently, he serves as a director of OSI Systems, Inc. and Iradimed Corporation. Prior to Natus, Mr. Hawkins was President, Chief Executive Officer, and a Director of Invivo Corporation, a provider of MRI-safe patient monitoring and the Chief Financial Officer of Sensor Control Corporation. Mr. Hawkins holds a bachelor’s degree from Santa Clara University and an MBA in finance from San Francisco State University. We believe Mr. Hawkins’ extensive business and financial experience qualify him to serve as a director.

David Moradi. Mr. Moradi, age 50, has served as Chief Executive Officer (“CEO”) since January 2022, served as Interim Chief Executive Officer and Chief Strategy Officer from August 2020 to January 2022. Mr. Moradi has served as a director since November 2019 and as Chairman of the Board since May 2025. Mr. Moradi is an entrepreneur, investor, and advisor to numerous technology companies. In September 2018, Mr. Moradi founded and became Chief Executive Officer of Sero Capital LLC, a private investment firm that focuses on growth opportunities in the technology sector. Sero Capital LLC is a principal stockholder of the Company. He founded and was Chief Executive Officer of Anthion Management, a technology-focused investment fund. Prior to founding Anthion Management, Mr. Moradi was a portfolio manager at Pequot Capital Management and, prior to that, an analyst and portfolio manager for Soros Fund Management. Mr. Moradi started his career as a special situations analyst for Imperial Capital LLC. Mr. Moradi is also the founder and chairman of the David Moradi Foundation, a charitable foundation that supports education and veterans. He graduated with a B.A. in psychology from the University of California, Los Angeles. We believe that Mr. Moradi’s extensive executive, investment, financial and business experience qualify him to serve as a director.

Jamil Tahir. Mr. Tahir, age 49, has served as a director since November 2019 and the lead independent director since July 2020. Mr. Tahir is the managing member of TurnMark Capital LLC, a private investment firm that he co-founded in 2008. Mr. Tahir has over 25 years of public stock and bond investing experience. Prior to founding TurnMark Capital, Mr. Tahir managed the research team for Cannell Capital LLC, an asset management company. Mr. Tahir began his career as an investment banking analyst in the Financial Entrepreneurs Group of Salomon Smith Barney, New York. He graduated from the University of California at Berkeley earning a B.S. in Business Administration and a B.A. in Economics. We believe that Mr. Tahir’s extensive experience investing in publicly traded companies and in asset management and investment banking qualify him to serve as a director.

Stockholder Communications with the Board of Directors

Stockholders of the Company wishing to send a written communication to the Board, a committee of the Board or an individual director should send the written communication to: AudioEye, Inc., Attention: Corporate Secretary, 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711. Any such communication should include the stockholder’s name and address and identify any individual directors or committees of the Board to which the stockholder would like to have the written communication sent. The Corporate Secretary, or their designee, will, in such manner as the Corporate Secretary deems appropriate, collect and organize such stockholder communications and periodically forward them to the Board or a committee or individual director, as applicable. The Corporate Secretary may refuse to forward material which they determine in good faith to be commercial, frivolous or otherwise inappropriate for delivery.

Board Leadership Structure and Risk Oversight

Mr. Moradi currently serves as Chairman of the Board of Directors. In accordance with the Company’s Corporate Governance Guidelines, the Board has also designated a Lead Independent Director of the Board. In that position, the Lead Independent Director presides over executive sessions of the directors between meetings of the Board and serves as a liaison between the independent directors, the Chairman and the Chief Executive Officer of the Company on various matters, including determining agenda items for Board meetings. Currently, Jamil Tahir serves as Lead Independent Director; however, the individual designated as Lead Independent Director may rotate from time to time. The Board believes that its current leadership structure is appropriate for the Company and its stockholders at this time. The structure allows our Chairman to provide leadership to our Board and to our business, while also allowing Mr. Tahir as our Lead Independent Director to help us ensure independent oversight.

The Board oversees the risk management activities of management directly and through the committees of the Board by discussing with management the policies and practices utilized by management in assessing and managing risks and by providing input on those policies and practices. Each committee reports to the full Board on a regular basis, including reports with respect to the respective committee’s risk oversight activities as appropriate. Certain key risks and related mitigation plans are also reviewed more in depth throughout the year either by the Board or its committees. Management and the Board regularly review and discuss appropriate strategies to monitor and assess the effectiveness of risk treatment for long-term success.

Director Independence

Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning their background, employment and affiliations, our board has determined that Messrs. Hawkins and Tahir, and Dr. Fleming, do not have relationships with the Company that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director, and therefore have been determined to be independent as that term is defined by the Nasdaq Stock Market Rules. The Board has determined that Mr. Moradi is not independent under the Nasdaq Stock Market Rules. In making these determinations, our Board considered the current and prior relationships that each non-employee director has or has had with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and the transactions (if any) involving them and described in the section of this Amendment titled “Certain Relationships and Related Party Transactions.”

The independent directors of the Board meet in executive session periodically, but no less than two times per year or such greater number as required under the Nasdaq Stock Market Rules.

Meetings and Committees of the Board of Directors

The Board of Directors conducts its business through meetings of the full Board and through committees of the Board, consisting of an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our Board held six meetings in 2025. Our Corporate Governance Guidelines provide that all directors are expected to prepare for, attend and participate in all Board meetings and meetings of committees on which they serve, and to attend our Annual Meetings of Stockholders either in person or virtually. In 2025, each director attended at least 75%

of the total number of meetings of the Board and the committees of the Board on which he or she served. Three of the four Board members then standing for election attended our 2025 Annual Meeting of Stockholders.

Audit Committee

Our Board of Directors has established an Audit Committee, which represents and assists the Board of Directors in fulfilling its oversight responsibility relating to our financial statements and financial reporting process. Our Audit Committee is comprised of Jamil Tahir (Chair), Dr. Katherine Fleming, and James Hawkins, each of whom meets the requirements for independence under the Nasdaq Stock Market Rules and the Exchange Act. Mr. Tahir qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, based on his extensive history of investing in publicly traded companies and in asset management and investment banking, as a result of which he has obtained extensive knowledge and expertise in financial and accounting matters. The Audit Committee met four times in 2025. The Audit Committee is responsible for, among other things:

●	selecting the Company’s independent registered public accounting firm and approving the fees for the independent registered public accounting firm;
●	reviewing and discussing the scope and results of the annual audit with the independent registered public accounting firm and reviewing with management and the independent registered public accounting firm our interim and year-end operating results;
●	reviewing our financial statements and our critical accounting policies and estimates;
●	discussing guidelines and policies to govern the process by which risk assessment and management is undertaken and handled, including discussing with management the Company’s major financial risk exposures, including financial, operational, data privacy, cyber and data security and legal and regulatory risks, and the steps management has taken to monitor and control such exposures;
●	overseeing compliance with our Code of Business Conduct and Ethics;
●	reviewing related party transactions in accordance with our Related Party Transactions Policies and Procedures; and
●	pre-approving all audit and all permissible non-audit services to be performed by the independent registered public accounting firm.

Our Audit Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the Nasdaq Stock Market Rules. The charter is available on our website at www.audioeye.com/governance-documents.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of Dr. Katherine Fleming (Chair), James Hawkins and Jamil Tahir, each of whom meets the requirements for independence under the Nasdaq Stock Market Rules and SEC rules and regulations. The Nominating and Corporate Governance Committee met once during 2025. Our Nominating and Corporate Governance Committee is responsible for, among other things:

●	identifying, evaluating and selecting, or making recommendations to our Board of Directors regarding, nominees for election to our Board of Directors and its committees;
●	overseeing the evaluation of the performance of our Board of Directors and of individual directors;
●	overseeing our corporate governance practices; and

●	developing and making recommendations to our Board of Directors regarding corporate governance guidelines and matters.

Our Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable Nasdaq Stock Market Rules. The charter is available on our website at www.audioeye.com/governance-documents.

Compensation Committee

Our Compensation Committee is comprised of Jamil Tahir (Chair), Dr. Katherine Fleming, and James Hawkins, each of whom meets the requirements for independence under the Nasdaq Stock Market Rules and SEC rules and regulations. Each member of our Compensation Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee met five times in 2025. Our Compensation Committee is responsible for, among other things:

●	reviewing, approving and determining, or making recommendations to our Board of Directors regarding, the compensation of our executive officers, including our CEO;
●	reviewing, approving and administering our incentive compensation and equity compensation plans; and
●	making recommendations regarding non-employee director compensation to our Board of Directors.

Our Compensation Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the Nasdaq Stock Market Rules. The Compensation Committee may, from time to time and to the extent permitted by law and by the Company’s compensation plans, delegate any or all of its responsibilities as provided in the charter. The charter is available on our website at www.audioeye.com/governance-documents.

Director Qualifications, Board Diversity and Stockholder Nominations for Directors

The Board of Directors is responsible for approving candidates for Board membership. The Board has delegated the responsibility for evaluating, selecting and recommending director nominees to the Nominating and Corporate Governance Committee. In evaluating candidates and existing directors for service on the Board, the Nominating and Corporate Governance Committee considers certain minimum qualifications, including:

●	the highest professional and personal ethics and values, consistent with our Code of Business Conduct and Ethics;
●	broad experience and demonstrated excellence in the prospective nominee’s field;
●	relevant expertise upon which to be able to offer advice and guidance to management and be committed to enhancing stockholder value;
●	sufficient time to devote to AudioEye’s affairs and to carry out the prospective nominee’s duties as a director and/or committee member, as applicable;
●	the ability to exercise sound business judgment and to provide insight and practical wisdom based on experience;
●	service on other Boards of public companies that is limited to a number that permits the candidates, given the individual circumstances, to perform responsibly all director duties; and
●	the ability to represent the interests of all stockholders.

Specific additional criteria may be added with respect to specific searches for new Board members. An acceptable candidate may not fully satisfy all of the criteria, but is expected to satisfy nearly all of them.

Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee considers age, skills, education, and such other factors as it deems appropriate given the current needs of the Board, its committees and the Company, to maintain a balance of knowledge, experience and capability. Although we do not have a specific Board diversity policy, the Nominating and Corporate Governance Committee looks at the diversity of experience, background and Board composition in recommending director candidates as required by the Nominating and Corporate Governance Committee’s charter.

In the case of incumbent directors whose terms of office are set to expire, the Board reviews such directors’ overall service to the Company during their term, including the number of meetings attended, level of participation, quality of performance, and any relationships and transactions that might impair such directors’ independence. In the case of new director candidates, the Board also determines whether the nominee must be independent for purposes of the Nasdaq Stock Market Rules. The Board does not have term limits or a mandatory retirement age for directors.

The Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating nominees for director. The Board periodically reviews the appropriate size of the Board, which may vary to accommodate the availability of suitable candidates and the needs of the Company. In the event that vacancies are anticipated or otherwise arise, the Nominating and Corporate Governance Committee will seek to identify director candidates based on input provided by a number of sources, including committee members, other directors of AudioEye, management of AudioEye and stockholders of AudioEye. The Nominating and Corporate Governance Committee also has the authority to consult with or retain consultants, legal counsel, accounting or other advisors as appropriate to perform its duties.

The Nominating and Corporate Governance Committee will consider nominees recommended by stockholders as candidates for election to the Board. To recommend a nominee, a stockholder may write to the Nominating and Corporate Governance Committee c/o David Moradi, Chief Executive Officer and Corporate Secretary, AudioEye, Inc., 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711. Any such recommendation should include:

●	the name and address of the stockholder and a representation about whether the stockholder is a holder of record of shares of our common stock;
●	a brief biographical description for the nominee, including the nominee’s name, age, business and residence addresses, occupation for at least the last five years and a statement of the qualifications of the candidate, taking into account the qualification requirements set forth above;
●	a description of all arrangements or understandings between the stockholder and each nominee; and
●	the candidate’s consent to serve as a director if elected.

Corporate Governance Policies

We have adopted the Corporate Governance Guidelines that guide the Company and the Board on matters of corporate governance, including director responsibilities, Board committees and their charters, director independence, director qualifications, director evaluations, director orientation and education, director access to management, Board access to independent advisors, and management development and succession planning. The Corporate Governance Guidelines are available on our website at www.audioeye.com/governance-documents.

Code of Business Conduct and Ethics

The Company maintains a Code of Business Conduct and Ethics applicable to all directors, officers and employees of the Company. The Code of Business Conduct and Ethics is available without charge upon request in writing to David Moradi, Chief Executive Officer and Corporate Secretary, AudioEye, Inc., 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711. We intend to disclose any amendments to our Code of Business Conduct and Ethics, or waivers of its requirements granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, on our website at www.audioeye.com/governance-documents or in filings with the SEC under the Exchange Act as required by applicable law. The Code of Business Conduct and Ethics is available on our website at www.audioeye.com/governance-documents.

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. The policy also provides that it is the Company’s policy that any transactions by the Company in its own securities will comply with applicable laws with respect to insider trading. A copy of our insider trading policy is incorporated by reference as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2025.

Executive Officers

The executive officers of the Company serve at the discretion of the Board of Directors. As of April 16, 2026, our executive officers were:

●	David Moradi, Chief Executive Officer; and
●	Kelly Georgevich, Chief Financial Officer.

Information regarding Mr. Moradi is set forth above under “Directors.” Below is information regarding Ms. Georgevich.

Kelly Georgevich, 43, has served as the Chief Financial Officer of the Company since June 2021. Ms. Georgevich has over 15 years of experience with high-growth companies with a specific focus on software-as-a-service and technology. Prior to joining the Company, Ms. Georgevich served as the chief financial officer of sticky.io, Inc., an e-commerce platform, since September 2018, and as vice president of finance from March 2015 until September 2018. Prior to sticky.io, Kelly served as controller at Fuzebox Software Corporation where she supported the company through a successful acquisition. She also served on the Board of Directors for Girls in Tech as secretary and treasurer from 2015 until 2020.

Delinquent Section 16(A) Reports

Section 16(a) of the Securities Exchange Act of 1934 and the regulations promulgated thereunder require directors and certain officers and persons who own more than ten percent of any class of our voting securities to file reports of their ownership of our common stock and changes in their ownership with the SEC. Based on a review of reports filed by these reporting persons and written representations by our directors and executive officers, we believe that all of our directors, executive officers and persons who own more than ten percent of any class of our voting securities complied with all filing requirements applicable to them during 2025, except that the Form 4 to report a grant of restricted stock units (“RSUs”) to Kelly Georgevich was filed late.

Item 11. Executive Compensation

Executive Summary

Prior Year Say-on-Pay Results

The Board values the opinions of our stockholders and carefully reviews and considers the outcome of our Say-on-Pay vote, along with other relevant factors, in evaluating the compensation program for our named executive officers. In 2025, approximately 99% of the votes cast were in favor of our executive compensation. The Compensation Committee devotes time and resources to understanding stockholder feedback and analyzing the executive compensation programs. In evaluating potential changes, the Compensation Committee also takes into consideration market practices and the Company’s overarching compensation philosophy of attracting and retaining exceptional leaders and enabling them to behave like owners. Our current programs are materially the same as the programs approved at our 2025 Annual Meeting. We believe our programs effectively align with the interests of our stockholders.

Compensation Discussion and Analysis

This compensation discussion and analysis is intended to provide an overview of the compensation awarded to, earned by, or paid to our named executive officers for 2025, including the material elements of the compensation paid to our named executive officers as outlined in the compensation tables included in this Amendment. Our “named executive officers” or “NEOs” for 2025 are:

Name	Title
David Moradi	Chief Executive Officer
Kelly Georgevich	Chief Financial Officer

Compensation Objectives and Philosophy

The primary objective of our executive compensation program is to attract and retain exceptional leaders and enable them to behave like owners. When setting executive compensation, we apply a consistent approach for all executive officers and intend that the combination of compensation elements closely aligns the executives’ financial interests with those of our stockholders. The program is primarily designed to:

●	Attract, motivate and retain a highly capable and performance-focused executive team;
●	Promote a culture of employee owners whose financial interests are aligned with those of our stockholders;
●	Pay for performance such that total compensation reflects the individual performance of executives and the Company’s performance;
●	Promote a focus on equity value by tying executive compensation to the long-term enhancement of stockholder value;
●	Permit the Compensation Committee to exercise independent judgment and approval authority with respect to establishing executive compensation programs, performance measures, and awards; and
●	Consider the potential stock dilution, cash flow, tax and reported earnings implications of executive compensation, consistent with the other objectives of the program.

Target total compensation consists of an appropriate balance of cash and equity and is divided into three core elements: base salary, annual cash incentive compensation, and long-term equity incentive compensation. The Compensation Committee offers long-term equity incentive opportunities that encourage stock ownership. Generally, the amount of compensation realizable from prior compensation does not directly impact the level at which future pay opportunities are set. However, when granting equity awards, the Compensation Committee reviews and considers the number of outstanding and previously granted equity awards. In addition to promoting share ownership, our executive compensation objectives and philosophy focus on rewarding performance. This means that stockholder returns along with corporate and individual performance, both short-term and long-term, determine a significant portion of the executives’ pay opportunity.

Role of the Compensation Committee

The Compensation Committee oversees the administration of the executive compensation program and determines the compensation of our executive officers. The Compensation Committee is solely composed of non-management directors, all of whom meet the independence requirements of applicable Nasdaq rules.

Process for Determining Executive Compensation

The Compensation Committee reviews executive total compensation levels, including equity grants, during the first quarter of each fiscal year. Our CEO’s target total compensation package is set by the Compensation Committee during an executive session, where the CEO is not present, based on the Compensation Committee’s review of competitive information and assessment of the CEO’s individual performance in conjunction with the Company’s financial and operating performance. Target total compensation recommendations for other executive officers are made by the CEO who works closely with the Compensation Committee, after reviewing the executive’s and the Company’s performance in conjunction with the executive’s responsibilities and experience when compared to competitive information. The Compensation Committee then determines the compensation of these executive officers.

The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity awards, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Anti-Hedging Policy

Our anti-hedging policy prohibits the purchase of any financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds), or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s common stock. The foregoing restriction applies to all shares of the Company’s common stock owned directly or indirectly by directors, officers, employees or agents (such as consultants or independent contractors) of the Company and entities (such as trusts, limited partnerships and corporations) over which such individuals have or share voting or investment control, as well as their respective family members and others in their households and their designees, including shares granted to an individual by the Company as part of their compensation and all other shares held, directly or indirectly, by such individual.

Compensation Recovery Policy

We maintain a Compensation Recovery Policy, sometimes referred to as a “Clawback Policy,” in accordance with the Nasdaq Stock Market Rules. The Compensation Recovery Policy applies to all incentive-based compensation, which is any compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure, received by our executive officers, including our named executive officers.

The Compensation Recovery Policy applies in the case of an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The Compensation Recovery Policy provides that promptly following such an accounting restatement, the Compensation Committee will determine the amount of the erroneously awarded compensation, which is the excess of the amount of incentive-based compensation received by current and former executive officers during the three completed fiscal years immediately preceding the required restatement date over the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts, computed without regard to any taxes paid. The Company will provide each such executive officer with a written notice of such amount and a demand for repayment or return. If such repayment or return is not made within a reasonable time, the Compensation Recovery Policy provides that the Company will recover the erroneously awarded compensation in a reasonable and prompt manner using any lawful method, subject to limited exceptions as permitted by Nasdaq Stock Market Rules.

Equity Incentive Plans

A key component of an executive officer’s compensation is equity incentive awards, which are critical to focusing our executives on the Company’s long-term growth and creating stockholder value. The AudioEye, Inc. 2019 Equity Incentive Plan, as amended (the “2019 Plan”), and the AudioEye, Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) are designed to attract and retain exceptional leaders and enable them to behave like owners. We have granted RSUs and performance stock units, or PSUs, to our executive officers. An RSU is a right to receive the fair market value of a specified number of shares of our common stock, payable in cash, shares, or a combination of both, that vests at such times, in such installments and subject to such conditions as may be determined by the Compensation Committee. A PSU is a right to receive the fair market value of a specified number of shares of our common stock, payable in cash, shares, or a combination of both, that is earned if and to the extent certain performance goals established by the Compensation Committee are achieved and will vest at such times and in such installments as determined by the Compensation Committee. Until it vests, an RSU and a PSU is subject to restrictions and the possibility of forfeiture. Following the vesting of an RSU or a PSU, settlement of the award and payment to the participant will be made at such time as determined by the Compensation Committee. RSUs and PSUs will be subject to such terms and conditions, consistent with the other provisions of the 2019 Plan or 2020 Equity Plan, as applicable, as may be determined by the Compensation Committee. The Compensation Committee may provide for the payment of dividend equivalents on RSUs and other stock-based awards, but any such dividend equivalents will be subject to the same restrictions and risk of forfeiture as the underlying units or other share equivalents to which such dividend equivalents relate. The Compensation Committee has also granted performance shares to Mr. Moradi, as described below.

Summary Compensation Table for Fiscal Year 2025

The table below summarizes the compensation paid to or earned by our named executive officers for the fiscal years ended December 31, 2025 and December 31, 2024.

				Stock		All Other
		Salary	Bonus	Awards(1)		Compensation	Total
Name and Principal Position	Year	($)	($)	($)		($)	($)
David Moradi	2025	100,000	—	2,879,528	(2)	—	2,979,528
Chief Executive Officer and Director	2024	400,000	—	—		—	400,000
Kelly Georgevich	2025	350,000	85,000	478,676	(3)	—	913,676
Chief Financial Officer	2024	350,000	85,000	964,428	(4)	—	1,399,428
(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 (“ASC 718”) for stock awards granted during the reported fiscal years, plus the incremental fair value of any modified or canceled award, computed as of the modification or cancellation date in accordance with ASC 718. For additional information regarding the assumptions we used to calculate the amounts in these columns, please refer to Note 2 to our audited consolidated financial statements included in our 2025 Annual Report filed with the SEC on March 12, 2026. The grant date fair value of PSUs for which performance goals were established was based on the assumption that the maximum performance is achieved.
(2)	On March 31, 2025, Mr. Moradi received an award of 241,444 RSUs, of which 81,444 RSUs vested on January 9, 2026 and 160,000 RSUs will vest on January 9, 2027, subject to continued employment. On March 31, 2025, the performance period of 50,000 performance shares with market conditions was extended from August 20, 2025 to January 9, 2027. The incremental fair value associated with this modification is included in the amount shown for 2025.
(3)	On March 28, 2025, Ms. Georgevich received an award of 15,000 RSUs scheduled to vest over a three-year period on each of February 28, 2026, February 28, 2027, and February 28, 2028, subject to continued employment on each of those vesting dates. On June 24, 2025, Ms. Georgevich received an additional award of 25,901 RSUs scheduled to vest on June 21, 2026, subject to continued employment. The aggregate grant date fair value of both of those RSU awards is included in the amount shown for 2025.
(4)	On June 11, 2024, Ms. Georgevich received an award of 19,235 RSUs which vested in full on June 21, 2025, subject to her continued employment. On December 18, 2024, Ms. Georgevich received an award of 10,000 RSUs scheduled to vest over a three-year period on each of January 1, 2026, January 1, 2027, and January 1, 2028, subject to continued employment on each of those vesting dates. The aggregate grant date fair value of both of those RSU awards is included in the amount shown for 2024. On June 21, 2021, Ms. Georgevich received an award of 28,852 PSUs scheduled to vest over the three years following the grant based upon performance goals to be established by the

Compensation Committee. On August 3, 2022, Ms. Georgevich received an additional award of 20,000 PSUs scheduled to vest over three years based upon performance goals to be established by the Compensation Committee for calendar years 2023 through 2025. The aggregate grant date fair value of 4,506 PSUs from the 2021 grant and 13,333 PSUs from the 2022 grant, which were amended in 2024 to vest based on time, is included in the amount shown for 2024.

Summary of Compensatory Arrangements with Named Executive Officers, including in connection with a Termination or a Change in Control

Employment Agreement with David Moradi. On August 20, 2020, Mr. Moradi and the Company entered into an Employment Agreement (the “Moradi Employment Agreement”), which provided that Mr. Moradi received an annual salary of $1. On April 5, 2022, Mr. Moradi and the Company entered into the Restated Moradi Agreement, which is substantially similar to the Moradi Employment Agreement, including retaining the annual base salary of $1, other than providing for a grant of 400,000 RSUs to Mr. Moradi. On December 26, 2023, Mr. Moradi and the Company entered into an amendment to the Moradi Employment Agreement, which provided that Mr. Moradi would receive an annual base salary of $400,000, beginning January 1, 2024. On March 31, 2025, Mr. Moradi and the Company entered into a Second Amendment (the “Second Amendment”) to the Moradi Employment Agreement, which provides for an extension of the term of the Moradi Employment Agreement to January 9, 2027. The Second Amendment also provides that, beginning with the second quarter of 2025, Mr. Moradi’s annual base salary will be $1. The Second Amendment provided for a grant to Mr. Moradi of 241,444 RSUs, of which 81,444 RSUs vested on January 9, 2026 and 160,000 RSUs will vest on January 9, 2027, subject to his continuous service as the Company’s Chief Executive Officer, except as provided in the next sentence. Any unvested RSUs will become fully vested if Mr. Moradi’s employment is terminated by the Company without cause or due to his death, or if there is a change in control of the Company that involves a corporate transaction at any time before the RSUs are fully vested. On April 4, 2025, Mr. Moradi and the Company entered into a Third Amendment to the Moradi Employment Agreement, which provides that the Company will also pay to Mr. Moradi the value of full health benefits offered by the Company not to exceed $10,000 annually.

On August 20, 2020, Mr. Moradi received 260,000 performance shares (“PSAs”) that were granted under the 2019 Plan. Each PSA represents a contingent right to receive a share of the Company’s common stock upon vesting of the PSA. The PSAs will vest based on the Company’s achievement of performance conditions relating to its monthly recurring revenue and stock price as follows:

Number of Performance
Shares Vesting if
Performance Condition
Performance Condition	Achieved
Monthly recurring revenue greater than or equal to $3.0 million for two consecutive calendar months	55,000
Monthly recurring revenue greater than or equal to $5.0 million for two consecutive calendar months	50,000
Volume Weight Average Price (“VWAP”) greater than or equal to $25 on The Nasdaq Stock Market LLC (“Nasdaq”) over 20 consecutive trading days	55,000
VWAP greater than or equal to $50 on Nasdaq over 20 consecutive trading days	50,000
VWAP greater than or equal to $100 on Nasdaq over 20 consecutive trading days	50,000

Mr. Moradi must be serving as the Company’s Chief Executive Officer as of the date the applicable performance condition is achieved for the related PSAs to vest. On January 15, 2021, 55,000 PSAs vested as a result of the 20-VWAP for our common stock on Nasdaq being greater than $25. On December 18, 2024, 55,000 PSAs vested as a result of monthly recurring revenue being greater than or equal to $3.0 million for two consecutive calendar months being achieved. The original terms of these PSAs provided that any PSAs that had not vested on or prior to August 20, 2025 would be forfeited; however, the Second Amendment provides that the performance period of the following tranches of PSAs were extended from August 20, 2025 to January 9, 2027: (i) the 50,000 PSAs with a performance condition of monthly recurring revenue greater than or equal to $5.0 million for two consecutive calendar months and (ii) the 50,000 PSAs with a performance condition of VWAP greater than or equal to $50 over 20 consecutive trading days. The 50,000 PSAs with a performance condition of VWAP greater than or equal to $100 over 20 consecutive trading days did not achieve that performance condition by the deadline of April 20, 2025, and were forfeited on that date.

On May 20, 2022, following the 2022 Annual Meeting of Stockholders at which an increase in the number of shares authorized for issuance under the 2020 Equity Plan was approved, Mr. Moradi received 400,000 RSUs, of which 111,706 RSUs vested on each of January 20, 2023, January 20, 2024 and January 20, 2025, and the remaining 64,882 RSUs vested on August 20, 2025.

The Second Amendment provides that any unvested RSUs will become fully vested if, on or prior to the applicable vesting date, Mr. Moradi’s employment is terminated by the Company without cause or upon his death. The Restated Moradi Agreement also provides that the Company will pay Mr. Moradi a gross-up payment for any excise tax imposed under Section 4999 of the Code and any interest or penalties with respect to such excise tax, plus the amount necessary to put Mr. Moradi in the same after-tax position that he would have been in if he had not incurred any tax liability under Section 4999 of the Code, in the event that any payments, rights, benefits, distributions, or entitlements provided or to be provided by the Company or any of its affiliates to Mr. Moradi or for his benefit pursuant to the terms of the Restated Moradi Agreement, the PSA agreement, the RSU agreement or otherwise would constitute parachute payments within the meaning of Section 280G of the Code.

Employment Agreement with Kelly Georgevich. In connection with her employment, the Company and Ms. Georgevich executed an Executive Employment Agreement (the “Georgevich Employment Agreement”) on June 10, 2021, with her position as Chief Financial Officer beginning on June 21, 2021 (the “Commencement Date”). The Georgevich Employment Agreement provides for an annual base salary of $325,000 subject to modification upon mutual agreement. She is also eligible to receive an annual performance bonus of $50,000.

Under the Georgevich Employment Agreement, if the Company terminates Ms. Georgevich’s employment for a reason other than death, disability, or Cause (as defined in the Georgevich Employment Agreement), or if Ms. Georgevich terminates her employment for Good Reason (as defined in the Georgevich Employment Agreement), then the Company shall pay or provide all of the following: (i) reimbursement of any and all reasonable business expenses paid or incurred through the termination date; (ii) receipt of any accrued but unused vacation through the termination date in accordance with Company policy; (iii) receipt of any earned but unpaid base salary and performance bonus accrued through her last date of employment with the Company; and (iv) subject to Ms. Georgevich’s satisfying certain release conditions described in the Employment Agreement, receipt of an amount equal to a portion of her base salary as set forth below and certain medical benefits as described below (the “Separation Payment”).

The base salary portion of the Separation Payment described above shall be, (i) in the event Ms. Georgevich’s separation of employment prior to the one-year anniversary of the Commencement Date, 12 months of her base salary; and, (ii) in the event her separation of employment at any time on or after the first anniversary of the Commencement Date, six months of her base salary (in each case, at the rate that was in effect at the time of termination). Additionally, subject to Ms. Georgevich’s timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) with respect to the Company’s group health insurance plans in which she participated immediately prior to the termination date (“COBRA Continuation Coverage”), the Company will pay the cost of COBRA Continuation Coverage for Ms. Georgevich and her eligible dependents until the earliest of (i) Ms. Georgevich and her eligible dependents, as the case may be, ceasing to be eligible under COBRA; (ii) the date upon which she and her eligible dependents become covered under similar plans; (iii) in the case of her employment termination prior to the one-year anniversary of the Commencement Date, 12 months following the termination date; or (iv) in the case of her termination on or after the one-year anniversary of the Commencement Date, six months following the termination date.

Health, Welfare and Retirement Benefits. Our named executive officers are eligible to participate in our broad-based employee benefit plans, including a tax-qualified Section 401(k) savings plan, that are generally provided for all of our full-time employees. Our executive officers may participate in such plans on the same basis as all of our other full-time employees.

Outstanding Equity Awards at 2025 Fiscal Year End

The following table sets forth certain information as of December 31, 2025 concerning outstanding equity awards, including both awards subject to market-based and performance conditions and time-based awards, held as of such date by our named executive officers:

Stock Awards
	Number of		Market value	Equity Incentive Plan		Equity Incentive Plan
	shares or		of shares or	Awards: Number of		Awards: Market or payout
	units of		units of stock that	unearned shares, units		value of unearned shares,
	stock that have		have not	or other rights that		units or other rights
Name	not vested (#)		vested ($)(1)	have not vested (#)(2)		that have not vested ($)(1)
David Moradi	241,444	(3)	2,412,026	100,000	(4)	999,000
Kelly Georgevich	50,901	(5)	508,501	—		—
(1)	The market value of unvested stock awards is calculated using a value of $9.99 per share, which was the closing price of our common stock on the Nasdaq Capital Market on December 31, 2025.
(2)	Reflects PSAs that are subject to achievement of performance goals that had not been earned as of December 31, 2025. The number of PSAs shown assumes maximum performance is achieved.
(3)	On March 31, 2025, Mr. Moradi received an award of 241,444 RSUs, of which 81,444 RSUs vested on January 9, 2026 and 160,000 RSUs will vest on January 9, 2027.
(4)	On August 20, 2020, the Compensation Committee granted Mr. Moradi 260,000 PSAs, for which vesting terms and performance conditions are described above in connection with Mr. Moradi’s employment agreement. As of December 31, 2025, 100,000 of these PSAs remained unearned and are included in this table.
(5)	On December 18, 2024, Ms. Georgevich received an award of 10,000 RSUs scheduled to vest over a three-year period on each January 1, 2026, January 1, 2027, and January 1, 2028. On March 28, 2025, Ms. Georgevich received an award of 15,000 RSUs scheduled to vest over a three-year period on each of February 28, 2026, February 28, 2027, and February 28, 2028. On June 24, 2025, Ms. Georgevich received an additional award of 25,901 RSUs scheduled to vest on June 21, 2026.

Additional Potential Payments for Accelerated Equity Awards

The 2019 Plan provides for accelerated vesting of time-based equity awards and the 2020 Equity Plan provides for vesting of time-based equity awards or performance-based equity awards based on both (1) the occurrence of a change in control and (2) an accompanying involuntary termination of service without cause or a termination for good reason, within 12 months after the change in control (other than in the event awards are not continued, assumed, or replaced in connection with a corporate transaction, in which case they will accelerate upon the change in control, or in the event the award agreement provides otherwise). For a change in control not involving a corporate transaction, both the 2019 Plan and the 2020 Equity Plan provide the Compensation Committee with discretion to accelerate vesting of outstanding equity awards. Pursuant to the terms of the PSU award agreements, in the event of either type of change of control, the number of units that will accelerate will be based on actual performance through the date of the change in control or termination of employment, as applicable.

As described above, the Moradi Employment Agreement provides that any unvested RSUs held by Mr. Moradi will become fully vested if his employment is terminated by the Company without cause or due to his death, or if there is a change in control of the Company that involves a corporate transaction at any time before the RSUs are fully vested. In addition, the terms of the PSAs granted to Mr. Moradi in August 2020 provide that any unvested PSAs under that award will become fully vested if, on or prior to the specified expiration date, Mr. Moradi’s employment is terminated by the Company without cause.

If any such accelerated vesting had occurred on December 31, 2025, then each of our NEOs serving on such date would have had RSUs, PSUs and PSAs accelerate having the values set forth in the table below, assuming that any performance goals related to the period ended December 31, 2025 were deemed to have been satisfied as the target level of performance. No other equity awards held by our NEOs as of such date would have had any value upon acceleration. The value of the accelerated equity awards set forth in the table is based on the $9.99 closing price of our stock on December 31, 2025.

Value of
Accelerated
RSUs and
Name	PSAs ($)
David Moradi	3,411,026
Kelly Georgevich	508,501

Director Compensation for Fiscal Year 2025

During 2025, our non-employee director compensation program consisted of the following:

●	each non-employee director receives an annual equity award of 5,667 RSUs;
●	the Lead Independent Director receives an additional annual equity award of 2,833 RSUs;
●	each non-employee director receives a quarterly equity award of 667 RSUs;
●	each Chair of the Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee receives an additional quarterly equity award of 200 RSUs; and
●	the Lead Independent Director receives an additional quarterly equity award of 333 RSUs.

The annual RSUs are granted on the date of the annual meeting of stockholders in each year and vest on the earlier of (a) one year following the date of grant or (b) immediately prior to the next annual meeting of stockholders following the date of grant, provided the director’s service has not terminated prior to such date. Any of these vested RSUs are settled on the earlier of (i) the 3rd anniversary of the grant date, (ii) immediately prior to the closing of a change in control, but in no case later than 90 days following the change in control, or (iii) the calendar year following the year of death, with payment made no later than the end of the year following the year of death.

The quarterly RSUs are granted in advance on the first day of each calendar quarter and vest on the grant date. These vested RSUs are settled on the earlier of (i) the 3rd anniversary of the grant date, (ii) immediately prior to the closing of a change in control, but in no case later than 90 days following the change in control, or (iii) the calendar year following the year of death, with payment made no later than the end of the year following the year of death.

Directors who join the Board during the annual or a quarterly period receive a prorated number of RSUs.

2025 Compensation. The following table sets forth summary information concerning the compensation paid to our non-employee directors for the fiscal year ended December 31, 2025. Compensation paid to or earned by David Moradi, who was a director and a named executive officer during the fiscal year ended December 31, 2025, is set forth in the Summary Compensation Table in the section below titled “Executive Compensation — Summary Compensation Table.”

	Fees Earned or	Stock Awards		Total
Director Name	Paid in Cash ($)	($)(1)(2)		($)
Anthony Coelho	—	13,187	(3)	13,187
Dr. Katherine Fleming	—	112,057	(4)	112,057
Jamil Tahir	—	176,691	(5)	176,691
James Hawkins	—	111,774	(6)	111,774

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock granted during the reported fiscal year. For additional information regarding the assumptions we used to calculate the amounts in this column, please refer to Note 2 to our audited consolidated financial statements included in our 2025 Annual Report filed with the SEC on March 12, 2026.
(2)	On May 23, 2025, each of Mr. Hawkins and Dr. Fleming was granted 5,667 RSUs as the annual equity grant to non-employee directors, and Mr. Tahir was granted 8,500 RSUs as the aggregate annual equity grant to non-employee directors and the annual equity grant to the Lead Independent Director. On March 3, 2025, upon becoming a director, Mr. Hawkins was also granted 1,270 RSUs as the prorated portion of the annual equity grant to non-employee directors. Each such award will vest on the earlier of the first anniversary of the grant date or immediately prior to the next annual meeting of stockholders, provided the director’s service does not terminate prior to such date. The settlement date for any of these annual RSUs that become vested will be the first to occur of (x) the 3rd anniversary of the grant date, (y) immediately prior to the closing of a change in control, but in no case later than 90 days following the change in control, or (z) the calendar year following the year of death, with payment made no later than the end of the year following the year of death.
(3)	Mr. Coelho served as a director in 2025 until March 3, 2025. During 2025, Mr. Coelho received quarterly equity awards aggregating 867 RSUs. These vested RSUs are settled on the earlier of (i) the 3rd anniversary of the grant date, (ii) immediately prior to the closing of a change in control, but in no case later than 90 days following the change in control, or (iii) the calendar year following the year of death, with payment made no later than the end of the year following the year of death. As of December 31, 2025, Mr. Coelho held 63,736 RSUs that had been granted to him as compensation for services provided to us in his capacity as a director, and that had vested but not yet settled.
(4)	During 2025, Dr. Fleming received quarterly equity awards aggregating 3,332 RSUs. These vested RSUs are settled on the earlier of (i) the 3rd anniversary of the grant date, (ii) immediately prior to the closing of a change in control, but in no case later than 90 days following the change in control, or (iii) the calendar year following the year of death, with payment made no later than the end of the year following the year of death. As of December 31, 2025, Dr. Fleming held the following equity awards that had been granted to her as compensation for services provided to us in her capacity as a director: (i) 20,797 RSUs that had vested but not yet settled and (ii) 5,667 unvested RSUs.
(5)	During 2025, Mr. Tahir received quarterly equity awards aggregating 5,600 RSUs. These vested RSUs are settled on the earlier of (i) the 3rd anniversary of the grant date, (ii) immediately prior to the closing of a change in control, but in no case later than 90 days following the change in control, or (iii) the calendar year following the year of death, with payment made no later than the end of the year following the year of death. As of December 31, 2025, Mr. Tahir held the following equity awards that had been granted to him as compensation for services provided to us in his capacity as a director: (i) 3,486 RSUs that had vested but not yet settled and (ii) 8,500 unvested RSUs.
(6)	During 2025, Mr. Hawkins received quarterly equity awards aggregating 2,216 RSUs. These vested RSUs are settled on the earlier of (i) the 3rd anniversary of the grant date, (ii) immediately prior to the closing of a change in control, but in no case later than 90 days following the change in control, or (iii) the calendar year following the year of death, with payment made no later than the end of the year following the year of death. As of December 31, 2025, Mr. Hawkins held the following equity awards that had been granted to him as compensation for services provided to us in his capacity as a director: (i) 102,904 RSUs that had vested but not yet settled and (ii) 5,667 unvested RSUs.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

We have one class of securities outstanding, namely our common stock, par value $0.00001 per share, of which 12,437,547 shares were outstanding as of the close of business on April 16, 2026. Each share of our common stock entitles the holder to one vote on all matters put to a vote of stockholders at the Annual Meeting.

The following table sets forth information regarding the beneficial ownership of our common stock as of  April 16, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our directors and named executive officers who beneficially owns shares; and
●	all of our current directors and executive officers as a group.

The following table also sets forth, as of April 16, 2026 and for the beneficial owners listed in the table, their respective percentages of the Company’s total voting power on April 16, 2026. Such percentages are based on our shares of common stock outstanding as of the close of business on April 16, 2026. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock, subject to community property laws where applicable. For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3(d) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which a person is deemed to have beneficial ownership of any shares of common stock that such stockholder has the right to acquire within 60 days after April 16, 2026. The inclusion of any securities in the following table does not constitute an admission of beneficial ownership by the persons named below.

Unless otherwise indicated, the business address of each of the individuals listed in the table is c/o AudioEye, Inc., 5210 E. Williams Circle, Suite 750, Tucson, Arizona 85711.

	Common Stock
	Number of
	Shares		Percentage
	Beneficially		Beneficially
Name of Owner	Owned(1)		Owned(1)(2)
Directors and Executive Officers
David Moradi	2,641,268	(3)	21.2%
Kelly Georgevich	102,413	(4)	*
Jamil Tahir	247,020	(5)	2.0%
James Hawkins	197,697	(6)	1.6%
Dr. Katherine Fleming	8,226	(7)	*
All current directors and executive officers as a group (5 persons)	3,196,624		25.7%

Other 5% or Greater Beneficial Owners
Carr Bettis CSB IV US Holdings, LLC	673,042	(8)	5.4%
*	Less than 1%
(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the vesting, exercise or settlement, as applicable, of all options, RSUs, PSAs, and PSUs beneficially owned by such person or entity that are exercisable or can be settled as of, or vest or become exercisable, as applicable, within 60 days after, April 16, 2026. Shares of common stock issuable pursuant to the vesting of and the right to settle RSUs, PSAs, PSUs, exercise of stock options as of or within 60 days after April 16, 2026 are deemed outstanding and held by the holder of such options, RSUs, PSAs, or PSUs for the purpose of computing the percentage of outstanding common stock beneficially owned by such person but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. A holder of options, RSUs, PSAs, or PSUs that do not vest, become exercisable, or are scheduled to be settled, as applicable, within 60 days after April 16, 2026 is not deemed the beneficial owner thereof for purposes of this table.
(2)	These percentages have been calculated based on 12,437,547 shares of the Company’s common stock outstanding on April 16, 2026.

(3)	Comprised of (i) 691,661 shares of common stock owned by Mr. Moradi, and (ii) 1,949,607 shares of common stock owned by Sero Capital LLC, an entity for which David Moradi is deemed the beneficial owner. Excludes 22,560 RSUs that are vested, but are not scheduled to be settled within 60 days after April 16, 2026.
(4)	Comprised of 102,413 shares of common stock owned by Ms. Georgevich.
(5)	Comprised of (i) 27,020 shares of common stock owned by Mr. Tahir; and (ii) 220,000 shares of common stock owned by TurnMark Partners, L.P., an investment partnership beneficially owned by Mr. Tahir. Excludes 98,887 RSUs held by Mr. Tahir that are vested, but that are not scheduled to be settled within 60 days after April 16, 2026.
(6)	Comprised of 197,697 shares of common stock owned by Mr. Hawkins. Excludes 4,820 RSUs that are vested, but that are not scheduled to be settled within 60 days after April 16, 2026.
(7)	Comprised of 8,226 shares of common stock owned by Dr. Fleming. Excludes 21,635 RSUs that are vested, but that are not scheduled to be settled within 60 days after April 16, 2026.
(8)	Based solely on information reported in a Form 4 filed by Carr Bettis on April 30, 2025, with the SEC. As reported in such filing, Dr. Bettis has sole voting and dispositive power with respect to 673,042 shares of common stock, which amount is comprised of (i) 454,397 shares of common stock held by Dr. Bettis; (ii) 200,045 shares of common stock held by CSB IV US Holdings LLC, an entity for which Dr. Bettis is deemed a beneficial owner; and (iii) 18,600 shares of common stock held by Carr Bettis IRA, an account for which Dr. Bettis is deemed the beneficial owner.

Equity Compensation Plan Information

The following table summarizes the information about outstanding options, RSUs, and PSUs, and available shares, as of December 31, 2025:

(c)
	(a)			Number of securities
	Number of securities to			remaining available for
	be issued upon exercise			future issuance under
	of outstanding options		(b)	equity compensation
	or settlement of		Weighted-average	plans (excluding
	outstanding RSUs		exercise price of	securities reflected in
Plan Category	and PSUs		outstanding options(1)	column (a))
Equity compensation plans approved by security holders	996,203	(2)	$16.65	1,746,369	(3)
Equity compensation plans not approved by securityholders	—		—	—
Total	996,203		$16.65	1,746,369
(1)	The weighted average exercise price of outstanding options does not take into account outstanding RSUs, PSAs and PSUs since they do not have an exercise price.
(2)

Represents 7,436 shares of common stock issuable upon the exercise of outstanding stock options, 882,411 shares of common stock issuable upon the vesting and settlement, or settlement, as applicable, of outstanding RSUs, and 106,356 shares of common stock issuable upon the vesting and settlement, or settlement, as applicable of outstanding PSUs/PSAs (at maximum level of performance) under our stockholder-approved equity incentive plans.

(3)

Represents 1,277,912 shares of common stock available for future equity awards under the 2020 Equity Plan and 468,457 shares of common stock available for future issuance under the AudioEye, Inc. Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Approval of Related Party Transactions

The charter of the Audit Committee requires that the Audit Committee review and approve any transactions that would require disclosure under SEC rules and regulations. The Board has also adopted Related Party Transaction Policies and Procedures that set forth the procedures to be followed by the Audit Committee in reviewing actual or potential related party transactions. Those procedures include consideration of the material terms and conditions of the transaction, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, and the extent of the related party’s interest in the transaction. The Related Party Transaction Policies and Procedures also identify certain types of related party transactions that are to be deemed pre-approved.

In addition, on an annual basis, each director and executive officer completes a questionnaire that requires disclosure of any potential related party transactions with the Company. Based on its review of applicable materials, the Audit Committee determined that there are no related party transactions that are required to be disclosed in this Amendment.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence.”

Item 14. Principal Accountant Fees and Services

Report of the Audit Committee

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the accuracy and integrity of AudioEye’s financial reporting, including the performance and the independence of AudioEye’s independent registered public accounting firm, MaloneBailey, LLP. The responsibilities of our Audit Committee are set forth in our Audit Committee Charter. The charter is available on our website at www.audioeye.com/governance-documents. In the discharge of its responsibilities, the Audit Committee:

●	reviewed and discussed with management and MaloneBailey, LLP our audited financial statements for the fiscal year ended December 31, 2025;
●	discussed with MaloneBailey, LLP the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC;
●	received the written disclosures and the letter from MaloneBailey, LLP required by the applicable requirements of the PCAOB regarding MaloneBailey, LLP’s communications with the Audit Committee concerning independence; and
●	discussed with MaloneBailey, LLP their independence.

Based on the review and discussions noted above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for filing with the SEC.

Audit Committee

Jamil Tahir (Chairman)
Dr. Katherine Fleming
James Hawkins

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth by fee category the aggregate fees for professional services rendered by MaloneBailey, LLP for the fiscal years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31,
	2025	2024
Audit Fees	$333,720	$408,612
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$333,720	$408,612

Audit Fees consist of fees for professional services rendered for the audit of the Company’s annual financial statements and for the review of the Company’s financial statements included in its quarterly reports on Form 10-Q. These fees also include fees for services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements. In 2024, such fees also included services rendered in connection with the Company’s Registration Statements on Forms S-3 and S-8. In addition, the fees in 2024 also include fees related to services provided in connection with the Company’s acquisition of ADA Site Compliance, which final agreed-upon amount was determined in 2025.

Audit-Related Fees consist of fees for professional services that are reasonably related to the audit or review of the Company’s financial statements but are not reported under “Audit Fees.” In 2025 and 2024, there were no such fees.

Tax Fees consist of fees related to tax compliance, tax advice and tax planning services. In 2025 and 2024, there were no such fees.

All Other Fees consist of fees for services other than the services described above. In 2025 and 2024, there were no such fees.

Policy on Audit Committee Pre-Approval

Pursuant to its charter, the Audit Committee must approve in advance the engagement of the registered public accounting firm for all audit services and non-audit services based on independence, qualifications and, if applicable, performance, and must also approve in advance fees and other terms of any such engagement. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee. The decisions of any Audit Committee member to whom such pre-approval authority is delegated are required to be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	The following documents are filed as part of this report:
(1)	Financial Statements — See Index to Financial Statements under Item 8 of the Original Form 10-K.
(2)	Financial Statements Schedules — As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.
(3)	Exhibits — The following exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

		Incorporation by Reference
Exhibit No.	Description	Form	Date of Filing	Exhibit No.	Filed Herewith
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of May 24, 2024	8-K	May 24, 2024	3.3

3.2	By-Laws of AudioEye, Inc. (as amended as of May 22, 2024)	10-Q	July 29, 2024	3.3

4.1	Description of Registered Securities	10-K	March 7, 2024	4.1

4.2	Form of Senior Indenture	S-3	February 7, 2024	4.2

4.3	Form of Subordinated Indenture	S-3	February 7, 2024	4.3

10.1*	AudioEye, Inc. 2016 Incentive Compensation Plan effective December 17, 2015	10-K	March 27, 2019	10.13

10.2*	Form of Restricted Stock Unit Award Agreements for grants under the AudioEye, Inc. 2016 Incentive Compensation Plan	10-K	March 27, 2019	10.30

10.3*	AudioEye, Inc. 2019 Equity Incentive Plan (as amended and restated on May 18, 2020)	10-Q	August 13, 2020	10.1

10.4*	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Nonqualified Stock Option Agreement	8-K	May 14, 2019	10.4

10.5*	AudioEye, Inc. 2019 Equity Incentive Plan – Form of Restricted Stock Unit Agreement	8-K	May 14, 2019	10.5

10.6*	AudioEye, Inc. 2020 Equity Incentive Plan, as amended through May 24, 2024	8-K	May 24, 2024	10.1

10.7*	Form of Restricted Stock Unit Award Agreement (Time-Based) under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.2

10.8*	Form of Restricted Stock Unit Award Agreement (Non-Employee Director Awards) under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.3

10.9*	Form of Performance Stock Unit Award Agreement (Performance-Based) under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.4

10.10*	Form of Incentive Stock Option Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.5

10.11*	Form of Non-Qualified Stock Option Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.6

10.12*	Form of Other Stock-Based Award Agreement under the AudioEye, Inc. 2020 Equity Incentive Plan	8-K	December 10, 2020	10.7

10.13*	AudioEye, Inc. Employee Stock Purchase Plan	8-K	May 24, 2022	10.2

10.14*	Amended and Restated Employment Agreement by and between AudioEye, Inc. and David Moradi, dated April 5, 2022	8-K	April 8, 2022	10.1

10.15*	Amendment dated December 26, 2023 to the Amended and Restated Employment Agreement by and between AudioEye, Inc. and David Moradi, dated April 5, 2022	8-K	December 28, 2023	10.1

10.16*	Notice of Award of Performance Shares to David Moradi dated August 20, 2020 under the AudioEye, Inc. 2019 Equity Incentive Plan	8-K	August 24, 2020	10.2

10.17*	Performance Stock Unit Agreement, dated March 11, 2021 between the Company and David Moradi	8-K	March 15, 2021	10.1

10.18*	Second Amendment, dated as of March 31, 2025, to the Amended and Restated Employment Agreement by and between AudioEye, Inc. and David Moradi, dated as of April 5, 2022	8-K	April 2, 2025	10.1

10.19*	Third Amendment, dated as of April 4, 2025, to the Amended and Restated Employment Agreement by and between AudioEye, Inc. and David Moradi, dated as of April 5, 2022	10-Q	May 1, 2025	10.3

10.20*	Executive Employment Agreement, dated June 10, 2021, between the Company and Kelly Georgevich	8-K	June 23, 2021	10.1

10.21	Loan and Security Agreement, dated as of March 31, 2025, by and among the Company, ADA Site Compliance, LLC, Criterion 508 Solutions, Inc. and Western Alliance Bank	8-K	April 1, 2025	10.1

10.22	Consent and First Loan Modification Agreement, dated as of May 22, 2025, by and among Western Alliance Bank, AudioEye, Inc., ADA Site Compliance, LLC and Criterion 508 Solutions, Inc.	10-Q	August 8, 2025	10.1

10.23	Second Loan Modification Agreement, dated as of August 13, 2025, by and among Western Alliance Bank, AudioEye, Inc., ADA Site Compliance, LLC and Criterion 508 Solutions, Inc.	10-Q	November 4, 2025	10.1

10.24	Consent and Third Loan Modification Agreement, dated as of January 12, 2026, by and among Western Alliance Bank, AudioEye, Inc., ADA Site Compliance, LLC and Criterion 508 Solutions, Inc.	10-K	March 12, 2026	10.24

10.25	Form of Securities Purchase Agreement by and between AudioEye, Inc. and each Purchaser dated August 6, 2018	8-K	August 7, 2018	10.1

10.26	Schedule of Certain Parties to Securities Purchase Agreements and Registration Rights Agreements dated as of August 6, 2018	10-K	March 27, 2019	10.35

10.27	Membership Interest Purchase Agreement, by and among AudioEye, Inc., ADA Site Compliance, LLC, the Sellers listed on the signature pages thereto, and Scott Trachtenberg, in his capacity as Sellers’ Representative, dated as of September 27, 2024, for the acquisition of ADA Site Compliance, LLC	8-K	September 30, 2024	10.1

10.28*	Form of AudioEye, Inc. Indemnification Agreement (Directors and Executive Officers)	8-K	December 16, 2019	10.1

14.1	Code of Business Conduct and Ethics	10-K	March 27, 2019	14.1

19.1	Insider Trading Policy	10-K	March 12, 2025	19.1

21	List of Subsidiaries	10-K	March 12, 2026	21

23.1	Consent of MaloneBailey, LLP, Independent Registered Public Accounting Firm	10-K	March 12, 2026	23.1

24.1	Power of Attorney	10-K	March 12, 2026	24.1

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	March 12, 2026	31.1

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	March 12, 2026	31.2

31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.4	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	March 12, 2026	32.1

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	March 12, 2026	32.2

97	AudioEye, Inc. Compensation Recovery Policy	10-K	March 7, 2024	97

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2026.

AUDIOEYE, INC.

By:	/s/ David Moradi
David Moradi
Principal Executive Officer

By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Financial and Accounting Officer