Form 10-Q
period 2026-03-31
AUDIOEYE INC
filed 2026-05-12
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, 12,438,294 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The financial information set forth below with respect to the consolidated financial statements as of March 31, 2026 and December 31, 2025 and for the three-month periods ended March 31, 2026 and 2025 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month period ended March 31, 2026 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31. The Company presents its unaudited consolidated financial statements, notes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$8,563	$5,288
Accounts receivable, net of allowance for doubtful accounts of $559 and $643, respectively	6,294	6,557
Prepaid expenses and other current assets	1,019	777
Total current assets	15,876	12,622

Property and equipment, net of accumulated depreciation of $250 and $227, respectively	137	146
Right of use assets	324	168
Intangible assets, net of accumulated amortization of $14,237 and $13,251, respectively	12,036	12,515
Goodwill	6,682	6,682
Other	45	97
Total assets	$35,100	$32,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,816	$4,851
Operating lease liabilities	54	218
Deferred revenue	8,491	8,619
Contingent consideration	225	225
Term loan, current	850	503
Total current liabilities	15,436	14,416

Long term liabilities:
Term loan, net	15,756	12,479
Operating lease liabilities	283	—
Deferred revenue	7	5
Contingent consideration, long term	300	300
Other	139	226
Total liabilities	31,921	27,426

Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Common stock, $0.00001 par value, 50,000 shares authorized, 12,430 and 12,383 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	109,165	108,201
Accumulated deficit	(105,987)	(103,398)
Total stockholders’ equity	3,179	4,804

Total liabilities and stockholders’ equity	$35,100	$32,230

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2026	2025
Revenue	$10,553	$9,733

Cost of revenue	2,301	1,995

Gross profit	8,252	7,738

Operating expenses:
Selling and marketing	3,852	3,714
Research and development	1,110	1,153
General and administrative	5,173	3,761
Change in fair value of contingent consideration	—	50
Total operating expenses	10,135	8,678

Operating loss	(1,883)	(940)

Other expense:
Interest expense, net	(231)	(229)
Loss on extinguishment of debt	—	(300)
Total other expense	(231)	(529)

Net loss	$(2,114)	$(1,469)

Net loss per common share-basic and diluted	$(0.17)	$(0.12)

Weighted average common shares outstanding-basic and diluted	12,460	12,390

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	12,383	$1	$108,201	$(103,398)	$4,804
Common stock issued upon settlement of restricted stock units	169	—	—	—	—
Issuance of common stock for services	4	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(44)	—	(382)	—	(382)
Common stock repurchased for retirement	(82)	—	—	(475)	(475)
Stock-based compensation	—	—	1,346	—	1,346
Net loss	—	—	—	(2,114)	(2,114)
Balance, March 31, 2026	12,430	$1	$109,165	$(105,987)	$3,179

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	12,285	$1	$105,181	$(95,746)	$9,436
Common stock issued upon settlement of restricted stock units	207	—	—	—	—
Common stock issued upon exercise of options on a cash basis	6	—	38	—	38
Issuance of common stock for services	7	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(60)	—	(966)	—	(966)
Stock-based compensation	—	—	907	—	907
Net loss	—	—	—	(1,469)	(1,469)
Balance, March 31, 2025	12,445	$1	$105,160	$(97,215)	$7,946

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,114)	$(1,469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,011	775
Loss on disposal or impairment of long-lived assets	—	40
Loss on extinguishment of debt	—	300
Stock-based compensation expense	1,346	907
Amortization of deferred commissions	11	9
Amortization of debt discount and issuance costs	24	23
Amortization of right-of-use assets	56	45
Change in fair value of contingent consideration	—	50
Provision for accounts receivable	52	140
Changes in operating assets and liabilities:
Accounts receivable	232	(558)
Prepaid expenses and other assets	(187)	(240)
Accounts payable and accruals	1,010	(22)
Operating lease liability	(55)	(48)
Deferred revenue	(126)	4
Net cash provided by (used in) operating activities	1,260	(44)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(17)	(3)
Software development costs	(465)	(472)
Patent costs	—	(4)
Payment for acquisitions, net	(245)	(311)
Net cash used in investing activities	(727)	(790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan, net of lender fees	3,599	11,950
Payments for costs directly attributable to the issuance of term loan	—	(325)
Repayment of term loan	—	(7,000)
Payments for debt extinguishment costs	—	(249)
Proceeds from exercise of options	—	38
Payments related to settlement of employee shared-based awards	(382)	(966)
Repurchase of common stock	(475)	—
Net cash provided by financing activities	2,742	3,448

Net increase in cash and cash equivalents	3,275	2,614
Cash and cash equivalents - beginning of period	5,288	5,651
Cash and cash equivalents - end of period	$8,563	$8,265

See Notes to Unaudited Consolidated Financial Statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of AudioEye, Inc. and its wholly-owned subsidiaries, ADA Site Compliance, LLC, Criterion 508 Solutions, Inc., Ability, Inc., and Equally AI Ltd. (“we”, “our” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), as filed with the SEC on March 12, 2026. Subsequent to March 31, 2026, each of ADA Site Compliance, LLC, Criterion 508 Solutions, Inc., and Ability, Inc. was merged into AudioEye, Inc.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the 2025 Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes to the consolidated financial statements contained in the 2025 Form 10-K when reviewing interim financial results.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

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

The following tables present our revenues disaggregated by sales channel:

	Three months ended March 31,
(in thousands)	2026	2025
Partner and Marketplace	$5,971	$5,520
Enterprise	4,582	4,213
Total revenues	$10,553	$9,733

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

The table below summarizes our deferred revenue as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(in thousands)	2026	2025
Deferred revenue – current	$8,491	$8,619
Deferred revenue – noncurrent	7	5
Total deferred revenue	$8,498	$8,624

In the three-month period ended March 31, 2026, we recognized $4,074,000, or 47%, in revenue from deferred revenue outstanding as of December 31, 2025.

We had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 13% and 14% of our total revenue in the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, one customer represented 13% and 12% of total accounts receivable, respectively.

Deferred Costs (Contract Acquisition Costs)

We capitalize initial and renewal sales commissions in the period the commission is earned, which generally occurs when a customer contract is obtained, and amortize deferred commission costs on a straight-line basis over the expected period of benefit, which we have

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

deemed to be the contract term. As a practical expedient, we expense sales commissions as incurred when the amortization period of related deferred commission costs would have been one year or less.

The table below summarizes the deferred commission costs as of March 31, 2026 and December 31, 2025, which are included in Prepaid expenses and other current assets (current portion) and Other assets (noncurrent portion) on our consolidated balance sheets:

	March 31,	December 31,
(in thousands)	2026	2025
Deferred costs – current	$36	$39
Deferred costs – noncurrent	27	29
Total deferred costs	$63	$68

Amortization expense associated with sales commissions was included in Selling and marketing expenses on the consolidated statements of operations and totaled $11,000 and $9,000 for the three months ended March 31, 2026 and 2025, respectively.

Business Combinations

The assets acquired, liabilities assumed and contingent consideration in business combinations are recorded at their estimated fair value on the acquisition date with subsequent changes recognized in earnings. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business combination date. As a result, the Company may recognize adjustments to provisional amounts of assets acquired or liabilities assumed in earnings in the reporting period in which the adjustments are determined.

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

As of March 31, 2026 and December 31, 2025, intangible assets primarily included $8,897,000 and $9,334,000 in customer relationships, respectively, and $2,994,000 and $3,028,000 in capitalized software development costs, respectively, net of accumulated amortization.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Employee Stock Purchase Plan

In May 2022, the stockholders of the Company approved the Company’s Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of up to 500,000 shares of common stock. Eligible employees may elect to have a percentage of eligible compensation withheld to purchase shares of our common stock at the end of each purchase period. The Company expects each purchase period to be the six-month periods ending on June 30 or December 31 of each calendar year. The purchase price per share equals 85% of the fair market value of our common stock on the first trading day or the last trading day of each purchase period, whichever amount is lower. Accordingly, the fair value of shares of common stock to be issued under the ESPP is measured on the first day of each offering period using a Black-Scholes option pricing model.

Under the ESPP, a participant may not be granted rights to purchase more than $25,000 worth of common stock for each calendar year and no participant may purchase more than 1,500 shares of our common stock (or such other number as the Compensation Committee may designate) on any one purchase date. As of March 31, 2026, 31,543 shares had been issued under the ESPP and 468,457 shares remained available under the plan.

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

The following table summarizes the stock-based compensation expense recorded for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(in thousands)	2026	2025
RSUs	$1,316	$857
Unrestricted shares of common stock	30	50
Total	$1,346	$907

As of March 31, 2026, the unrecognized stock-based compensation expense related to outstanding RSUs totaled $3,535,000, which may be recognized through February 2028, subject to achievement of service, performance, and market conditions.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The following table summarizes the stock option and RSUs activity for the three months ended March 31, 2026:

	Options	RSUs
Outstanding at December 31, 2025	7,436	988,767
Granted	—	22,258
Exercised/Settled	—	(168,868)
Forfeited/Expired	(1,715)	(13,642)
Outstanding at March 31, 2026	5,721	828,515
Vested at March 31, 2026	5,721	304,637
Unvested at March 31, 2026	—	523,878

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

Potentially dilutive securities outstanding as of March 31, 2026 and 2025, which were excluded from the computation of basic and diluted net loss per share for the periods then ended, are as follows:

	March 31,
(in thousands)	2026	2025
Options	6	28
Restricted stock units	829	1,226
Total	835	1,254

Stock Repurchases

In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. In the three months ended March 31, 2026 and 2025, we used $475,000 and zero of the program to repurchase shares, respectively. As of March 31, 2026, we had $7.45 million remaining for the repurchase of shares.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

The table below provides information on our Level 3 liabilities:

Three Months Ended
(in thousands)	March 31, 2026
Contingent consideration (1)	Level 3
Balance at December 31, 2025	$525
Additions	—
Change in fair value of contingent consideration	—
Balance at March 31, 2026	$525
(1)	Represents the value of the contingent consideration liability recorded in connection with asset acquisitions in 2025. The fair value of the contingent consideration was determined by management based on estimated recurring revenue from acquired customer relationships.

Recent Accounting Pronouncements

Recently Adopted

In July 2025, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company adopted this ASU beginning with the three months ended March 31, 2026, on a prospective basis. The adoption of ASU 2025-05 did not have a significant impact on the Company's consolidated financial statements.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

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

NOTE 3 — DEBT

Term Loan and Revolving Credit Facility with Western Alliance Bank

On March 31, 2025, the Company entered into a Loan and Security Agreement (the “Credit Facility Agreement”) with Western Alliance Bank, an Arizona corporation (the “Lender”). The Credit Facility Agreement provides for borrowings of up to $20.0 million, including (i) a term loan facility, comprising of a $12.0 million term loan advance funded on March 31, 2025, and subsequent term loan advances at the Company’s request through March 31, 2026, with an aggregate principal amount not to exceed $5.0 million (the “Term Advances”); and (ii) a revolving line of credit in an aggregate outstanding amount not to exceed $3.0 million (the “Revolving Facility”). The Term Advances and the Revolving Facility have a maturity date of March 31, 2030. In the three months ended March 31, 2026, we drew the remaining $3.6 million from the $5.0 million available as subsequent Term Advances, resulting in a total $17.0 million drawn under the term loan as of March 31, 2026.

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

In the three months ended March 31, 2026, amortization of debt discount and debt issuance costs (associated with the Western Alliance Bank credit facility) totaled $3,000 and $22,000, respectively.

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

As of March 31, 2026, the outstanding principal balance of our term loan totaled $17.0 million and there were no outstanding borrowings under the revolving line of credit. As of March 31, 2026, revolving line of credit available for future draws totaled $3.0 million.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

As of March 31, 2026, future principal payments of debt based on the principal balance then outstanding are as follows (in thousands):

Year ending December 31,	Term Loan
2026 (9 months remaining)	$638
2027	850
2028	850
2029	850
2030	13,812
Total repayments	$17,000

As of March 31, 2026, the $17,000,000 in future principal payments reconciles to the carrying value on the consolidated balance sheet as follows:

(in thousands)	March 31, 2026
Term loan principal	$17,000
Less: unamortized debt discount and debt issuance costs	(394)
Term loan, net	$16,606
Term loan, current	$850
Term loan, noncurrent	$15,756

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

On March 31, 2025, the Company paid $7.0 million in outstanding principal, $105,000 in exit fees and $144,000 in prepayment and other fees with the proceeds from the Credit Facility Agreement to repay in full all indebtedness, liabilities and other obligations outstanding under, and terminated, the Loan Agreement. In the three months ended March 31, 2025, we recognized a $300,000 loss on extinguishment of debt in connection with the termination of the term loan under the Loan Agreement, which included the unamortized portion of related debt discount and debt issuance costs.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Litigation

We may become involved in various routine disputes and allegations incidental to our business operations. While it is not possible to determine the ultimate disposition of these matters, management believes that the resolution of any such matters, should they arise, is not likely to have a material adverse effect on our financial position or results of operations.

Contingent Consideration

The Company recorded contingent consideration liabilities in connection with certain transactions accounted for as asset acquisitions as they do not meet the definition of a business. The fair value of the contingent consideration liabilities was determined by management based on estimated recurring revenue from acquired customer relationships. As of March 31, 2026, total contingent consideration was $525,000.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Operating Leases

The Company has operating leases for office space in Tucson, Arizona, and Miami Beach, Florida. The following summarizes the total lease liabilities and remaining future minimum lease payments as of March 31, 2026 (in thousands):

Year ending December 31,	Operating Leases
2026 (9 months remaining)	$58
2027	80
2028	83
2029	85
2030	88
Thereafter	15
Total minimum lease payments	409
Less: present value discount	(72)
Total lease liabilities	$337
Current portion of lease liabilities	$54
Long term portion of lease liabilities	$283

NOTE 5 — SEGMENT INFORMATION

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

NOTE 6 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after March 31, 2026, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these consolidated financial statements.

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

Our Annual Report filed on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 12, 2026 provides additional information about our business and operations.

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering Americans with Disabilities Act (“ADA”) and WCAG compliance at scale. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In the three months ended March 31, 2026, we continued to focus on product innovation and expanding revenue.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on recurring revenue growth in both channels, while still offering our website and mobile application reporting services and PDF remediation services that provide non-recurring revenue.

In the three months ended March 31, 2026, total revenue increased by 8% over the prior year comparable period. As of March 31, 2026, Annual Recurring Revenue (“ARR”) was approximately $41.2 million, which represented an increase of 11% year-over-year. Refer to “Other Key Operating Metrics” below for details on how we calculate ARR.

As of March 31, 2026, AudioEye had approximately 127,000 customers, a 7% increase from 119,000 customers at March 31, 2025. The increase in customer count was attributable to an increase in our Partner and Marketplace channel customers.

In the three months ended March 31, 2026, revenue from our Partner and Marketplace channel grew 8% over the prior year comparable period. The Partner and Marketplace channel represented about 59% of ARR as of March 31, 2026. In three months ended March 31, 2026, total Enterprise channel revenue grew 9% over the prior year comparable period. The Enterprise channel represented about 41% of ARR as of March 31, 2026.

We had one customer (including the customer’s affiliates reflecting multiple contracts and a partnership with the Company) which accounted for approximately 13% and 14% of our total revenue in the three months ended March 31, 2026 and 2025, respectively.

The Company continued to invest in research and development in the first quarter of 2026. Total research and development cost, as defined under the “Research and Development Expenses” section in the “Results of Operations” below, was 15% of total revenue in the three months ended March 31, 2026. Total research and development cost in the three months ended March 31, 2026 decreased from the prior year comparable period due to lower personnel cost.

In the three months ended March 31, 2026, both selling and marketing expense and general and administrative expense increased from the prior year comparable period. The increase in selling and marketing expense was mainly driven by higher third-party marketing expenses and personnel costs. The increase in general and administrative expenses in the three months ended March 31, 2026 was due primarily to higher litigation, stock compensation and amortization expense.

We provide further commentary on our Results of Operations below.

Results of Operations

Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three months ended March 31, 2026 with the three months ended March 31, 2025.

Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add up precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Three months ended March 31,		Change
(in thousands)	2026	2025	$	%
Revenue	$10,553	$9,733	$820	8%
Cost of revenue	2,301	1,995	306	15%
Gross profit	8,252	7,738	514	7%
Operating expenses:
Selling and marketing	3,852	3,714	138	4%
Research and development	1,110	1,153	(43)	(4)%
General and administrative	5,173	3,761	1,412	38%
Change in fair value of contingent consideration	—	50	(50)	(100)%
Total operating expenses	10,135	8,678	1,457	17%
Operating loss	(1,883)	(940)	(943)	100%
Other expense:
Interest expense, net	(231)	(229)	(2)	1%
Loss on extinguishment of debt	—	(300)	300	(100)%
Total other expense	(231)	(529)	298	(56)%

Net loss	$(2,114)	$(1,469)	$(645)	44%

Revenue

The following table presents our revenues disaggregated by sales channel:

	Three months ended March 31,		Change
(in thousands)	2026	2025	$	%
Partner and Marketplace	$5,971	$5,520	$451	8%
Enterprise	4,582	4,213	369	9%
Total revenues	$10,553	$9,733	$820	8%

The Partner and Marketplace channel consists of our Content Management System (“CMS”) partners, platform & agency partners, authorized resellers and the Marketplace. This channel serves small and medium sized businesses that are on a partner or reseller’s web-hosting platform or that purchase our solutions from our Marketplace.

The Enterprise channel consists of our larger customers and organizations, including those with non-platform custom websites, who generally engage directly with AudioEye sales personnel for custom pricing and solutions. This channel also includes federal, state and local government agencies.

For the three months ended March 31, 2026, total revenue increased by 8% over the prior year comparable period. The 8% increase in Partner and Marketplace channel revenue for the three months ended March 31, 2026 was primarily due to continued expansion with existing partners. The 9% increase in Enterprise channel revenue for the three months ended March 31, 2026 was driven primarily by new customer relationships, including additions from acquisitions.

Cost of Revenue and Gross Profit

	Three months ended March 31,		Change
(in thousands)	2026	2025	$	%
Revenue	$10,553	$9,733	$820	8%
Cost of Revenue	2,301	1,995	306	15%
Gross profit	$8,252	$7,738	$514	7%

Cost of revenue consists primarily of compensation and related benefits costs for our customer experience team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the three months ended March 31, 2026, cost of revenue increased by 15% over the prior year comparable period. The increase in cost of revenue was primarily due to higher costs incurred for service delivery supporting our increased revenue, additional costs attributable to asset acquisitions, and higher amortization expense related to our capitalized software development costs.

For the three months ended March 31, 2026, gross profit increased by 7% over the prior year comparable periods. The increase in gross profit was a result of increased revenue from new customers exceeding the incremental fulfilment cost.

Selling and Marketing Expenses

	Three months ended March 31,		Change
(in thousands)	2026	2025	$	%
Selling and marketing	$3,852	$3,714	$138	4%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the three months ended March 31, 2026, selling and marketing expenses increased by 4% over the prior year comparable period. The increase in selling and marketing expenses resulted primarily from higher third-party marketing expenses and personnel costs.

Research and Development Expenses

	Three months ended March 31,		Change
(in thousands)	2026	2025	$	%
Research and development expense	$1,110	$1,153	$(43)	(4)%
Plus: Capitalized research and development cost	465	472	(7)	(1)%
Total research and development cost	$1,575	$1,625	$(50)	(3)%

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

For the three months ended March 31, 2026, R&D expenses decreased by 4% from the prior year comparable period. The decrease was driven by lower personnel cost. For the three months ended March 31, 2026, capitalized R&D cost remained consistent with the prior year comparable period due to engineering personnel spending a similar level of effort on product development. For the three months ended March 31, 2026, total R&D cost, which includes both R&D expenses and capitalized R&D costs, decreased by 3% from the prior year comparable period.

General and Administrative Expenses

	Three months ended March 31,		Change
(in thousands)	2026	2025	$	%
General and administrative	$5,173	$3,761	$1,412	38%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, and general corporate expenses including legal fees, occupancy and transaction costs.

For the three months ended March 31, 2026, general and administrative expenses increased by 38% from the prior year comparable period. The increase in general and administrative expense was due primarily to an increase in litigation expense by $1,110,000, as well as to higher stock compensation expense and amortization expense associated with our intangible assets.

Change in Fair Value of Contingent Consideration

	Three months ended March 31,		Change
(in thousands)	2026	2025	$	%
Change in fair value of contingent consideration	$—	$50	$(50)	(100)%

Change in fair value of contingent consideration consists of non-cash valuation adjustments to contingent consideration liabilities recognized in connection with the acquisition of ADA Site Compliance, which was accounted for as a business combination.

For the three months ended March 31, 2026, no change in fair value of contingent consideration was recorded. The earnout targets for ADA Site Compliance were measured as of December 31, 2025, and no further changes in the fair value of this contingent consideration are expected following that measurement date.

Interest Expense

	Three months ended March 31,		Change
(in thousands)	2026	2025	$	%
Interest expense, net	$(231)	$(229)	$(2)	1%

Interest expense, net consists primarily of interest on our term loan, offset by interest income from investment in money market funds.

For the three months ended March 31, 2026, interest expense, net remained consistent with the prior year comparable period, as the impact of the higher outstanding principal balance was mostly offset by the lower interest rate from the new credit facility and the increase in interest income from investment in money market funds.

Loss on Extinguishment of Debt

	Three months ended March 31,		Change
(in thousands)	2026	2025	$	%
Loss on extinguishment of debt	$—	$(300)	$300	(100)%

On March 31, 2025, upon entering into a new credit facility with Western Alliance Bank, the Company paid the full $7.0 million in outstanding principal on its previous term loan with SG Credit Partners. In the three months ended March 31, 2025, in connection with the termination of the SG Credit Partners term loan, we recognized a $300,000 loss on extinguishment of debt, which included prepayment and other fees and the unamortized portion of related debt discount and debt issuance costs.

Other Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annualized recurring fee at the date of determination under each active contract, plus (ii) for our Partner and Marketplace channel, the annual or monthly recurring fee for all active customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12 if applicable. Recurring fees are defined as revenues expected to be generated from services typically offered as a subscription service or annual service offering such as our automation and platform, periodic auditing, human-assisted technological fixes, legal support and professional service offerings and other services that reoccur on a multi-year contract. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are terminable prior to the expected term, which may impact future ARR. ARR excludes non-recurring fees, which are defined as revenue expected to be generated from services typically not offered as a subscription service or annual service offering such as our PDF remediation services business, one-time mobile application reports, and other miscellaneous services that are offered as non-subscription services or are expected to be one-time in nature. As of March 31, 2026, ARR was $41.2 million, which represents an increase of 11% year-over-year, driven by growth in both our Partner and Marketplace channel and Enterprise channel.

Liquidity and Capital Resources

Working Capital

(in thousands)	March 31, 2026	December 31, 2025
Current assets	$15,876	$12,622
Current liabilities	(15,436)	(14,416)
Working capital	$440	$(1,794)

As of March 31, 2026, we had $8,563,000 in cash and cash equivalents and working capital of $440,000. The $2.2 million increase in working capital in the three months ended March 31, 2026 was primarily due to $3.6 million in proceeds drawn from the remaining subsequent term loan advances available to the Company, partially offset by the increase in accrued expenses and in a portion of our term loan being classified as a current liability.

In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. Shares repurchased under the program are subsequently retired and restored to the status of authorized but unissued shares of common stock. In the three months ended March 31, 2026, we used $475,000 of the program to repurchase shares. As of March 31, 2026, we had $7.45 million remaining for the repurchase of shares.

As of March 31, 2026, we had $17.0 million outstanding under the term loan, $16.2 million of which is classified as a noncurrent liability. The term loan matures on March 31, 2030, and requires quarterly principal payments beginning on April 10, 2026. Refer to Note 3 – Debt to our consolidated financial statements for additional information regarding our credit facility.

As of May 12, 2026, we had no off-balance sheet arrangements, and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

Cash Flows

	Three months ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$1,260	$(44)
Net cash used in investing activities	(727)	(790)
Net cash provided by financing activities	2,742	3,448
Net increase in cash and cash equivalents	$3,275	$2,614

For the three months ended March 31, 2026, in relation to the prior year comparable period, cash provided by operating activities increased primarily due to timing of payments and the increase in revenue.

For the three months ended March 31, 2026, in relation to the prior year comparable period, cash used in investing activities decreased primarily due to a reduction in payments associated acquisitions in the current year period.

For the three months ended March 31, 2026, in relation to the prior year comparable period, cash provided by financing activities decreased primarily due to $475,000 in stock repurchases in the first quarter of 2026, as well as to lower net proceeds from credit facility activity. In the three months ended March 31, 2026 and 2025, we obtained $3.6 million and $12.0 million, respectively, in proceeds from term loan borrowings under the credit facility with Western Alliance Bank. In the three months ended March 31, 2025, we used a portion of the term loan borrowings to repay our previous $7.0 million term loan, as well as costs associated with the issuance and termination of our previous credit facilities.

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

Our critical accounting estimates, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, relate to contingent consideration recognized in connection with business combinations and asset acquisitions. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors set forth in the 2025 Form 10-K. The risks described in our 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to our repurchases of common stock during the three months ended March 31, 2026:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs (2)
January 1 - January 31, 2026:
Employee transactions (1)	33,188	$9.49	—	$—
February 1 - February 28, 2026:
Employee transactions (1)	3,556	6.83	—	—
March 1 - March 31, 2026:
Employee transactions (1)	7,246	5.93	—	—
Share repurchase program (2)	82,200	5.78	82,200	7,450,000
Total:
Employee transactions (1)	43,990	$8.69	—	$—
Share repurchase program (2)	82,200	$5.78	82,200	$7,450,000
(1)	Consists of shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement of restricted stock units.
(2)	In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. Shares repurchased under the program will be subsequently retired. The average price paid per share includes any broker fees.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On March 12, 2026, Sero Capital LLC, an entity whose Chief Executive Officer and beneficial owner is David Moradi, the Company’s Executive Chairman and Chief Product Officer, terminated a pre-arranged trading plan that was intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The arrangement, originally adopted on May 30, 2025, covered the sale of up to 500,000 shares of common stock and was scheduled to expire on May 29, 2026.

On March 23, 2026, Kelly Georgevich, the Company’s Chief Executive Officer and Chief Financial Officer, terminated a pre-arranged trading plan that was intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The arrangement, originally adopted on June 9, 2025, covered the sale of up to 20,000 shares of common stock and was scheduled to expire on September 9, 2026.

Item 6. Exhibits

		Incorporation by Reference
Exhibit No.	Description	Form	Date of Filing	Exhibit No.	Filed Herewith
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of May 24, 2024	8-K	May 24, 2024	3.3

3.2	By-Laws of AudioEye, Inc. (as amended as of May 22, 2024)	10-Q	July 29, 2024	3.3

10.1	Consent and Third Loan Modification Agreement, dated as of January 12, 2026, by and among Western Alliance Bank, AudioEye, Inc., ADA Site Compliance, LLC and Criterion 508 Solutions, Inc.	10-K	March 12, 2026	10.24

10.2	Amended and Restated Employment Agreement, dated as of May 4, 2026, by and between AudioEye, Inc. and Kelly Georgevich	8-K	May 7, 2026	10.1

10.3	Second Amended and Restated Employment Agreement, dated as of May 4, 2026, by and between AudioEye, Inc. and David Moradi	8-K	May 7, 2026	10.2

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	May 12, 2026	By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer