Form 10-Q
period 2026-06-30
AUDIOEYE INC
filed 2026-08-13
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 30, 2026, 12,569,674 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
(in thousands, except per share data)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$8,717	$5,288
Accounts receivable, net of allowance for credit losses of $587 and $643, respectively	6,718	6,557
Prepaid expenses and other current assets	870	777
Total current assets	16,305	12,622

Property and equipment, net of accumulated depreciation of $261 and $227, respectively	110	146
Right of use assets	310	168
Intangible assets, net of accumulated amortization of $14,477 and $13,251, respectively	11,437	12,515
Goodwill	6,682	6,682
Other	37	97
Total assets	$34,881	$32,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,972	$4,851
Operating lease liabilities	56	218
Deferred revenue	9,337	8,619
Contingent consideration	116	225
Term loan, current	850	503
Total current liabilities	15,331	14,416

Long term liabilities:
Term loan, net	15,568	12,479
Operating lease liabilities	264	—
Deferred revenue	57	5
Contingent consideration, long term	300	300
Other	138	226
Total liabilities	31,658	27,426

Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized
Common stock, $0.00001 par value, 50,000 shares authorized, 12,561 and 12,383 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	110,074	108,201
Accumulated deficit	(106,852)	(103,398)
Total stockholders’ equity	3,223	4,804

Total liabilities and stockholders’ equity	$34,881	$32,230

See notes to unaudited consolidated financial statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue	$10,716	$9,857	$21,269	$19,590

Cost of revenue	2,267	2,238	4,568	4,233

Gross profit	8,449	7,619	16,701	15,357

Operating expenses:
Selling and marketing	3,650	3,806	7,502	7,520
Research and development	849	1,200	1,959	2,353
General and administrative	4,548	3,731	9,721	7,492
Change in fair value of contingent consideration	—	(1,360)	—	(1,310)
Total operating expenses	9,047	7,377	19,182	16,055

Operating (loss) income	(598)	242	(2,481)	(698)

Other expense:
Interest expense, net	(267)	(244)	(498)	(473)
Loss on extinguishment of debt	—	—	—	(300)
Total other expense	(267)	(244)	(498)	(773)

Net loss	$(865)	$(2)	$(2,979)	$(1,471)

Net loss per common share-basic and diluted	$(0.07)	$(0.00)	$(0.24)	$(0.12)

Weighted average common shares outstanding-basic and diluted	12,489	12,446	12,475	12,418

See notes to unaudited consolidated financial statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	12,383	$1	$108,201	$(103,398)	$4,804
Common stock issued upon settlement of restricted stock units	169	—	—	—	—
Issuance of common stock for services	4	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(44)	—	(382)	—	(382)
Common stock repurchased for retirement	(82)	—	—	(475)	(475)
Stock-based compensation	—	—	1,346	—	1,346
Net loss	—	—	—	(2,114)	(2,114)
Balance, March 31, 2026	12,430	$1	$109,165	$(105,987)	$3,179
Common stock issued upon settlement of restricted stock units	154	—	—	—	—
Issuance of common stock for services	7	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	6	—	29	—	29
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(36)	—	(261)	—	(261)
Stock-based compensation	—	—	1,141	—	1,141
Net loss	—	—	—	(865)	(865)
Balance, June 30, 2026	12,561	$1	$110,074	$(106,852)	$3,223

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	12,285	$1	$105,181	$(95,746)	$9,436
Common stock issued upon settlement of restricted stock units	207	—	—	—	—
Common stock issued upon exercise of options on a cash basis	6	—	38	—	38
Issuance of common stock for services	7	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(60)	—	(966)	—	(966)
Stock-based compensation	—	—	907	—	907
Net loss	—	—	—	(1,469)	(1,469)
Balance, March 31, 2025	12,445	$1	$105,160	$(97,215)	$7,946
Common stock issued upon exercise of options on a cashless basis	5	—	—	—	—
Common stock issued upon settlement of restricted stock units	155	—	—	—	—
Issuance of common stock for services	9	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	4	—	39	—	39
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(31)	—	(374)	—	(374)
Common stock repurchased for retirement	(144)	—	—	(1,765)	(1,765)
Stock-based compensation	—	—	1,505	—	1,505
Net loss	—	—	—	(2)	(2)
Balance, June 30, 2025	12,443	$1	$106,330	$(98,982)	$7,349

See notes to unaudited consolidated financial statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,979)	$(1,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,974	1,663
Loss on disposal or impairment of long-lived assets	5	56
Loss on extinguishment of debt	—	300
Stock-based compensation expense	2,487	2,412
Amortization of deferred commissions	21	17
Amortization of debt discount and issuance costs	49	48
Amortization of right-of-use assets	70	87
Change in fair value of contingent consideration	—	(1,310)
Provision for accounts receivable	110	289
Changes in operating assets and liabilities:
Accounts receivable	(253)	(1,360)
Prepaid expenses and other assets	(41)	(330)
Accounts payable and accruals	136	285
Operating lease liability	(72)	(98)
Deferred revenue	770	583
Net cash provided by operating activities	2,277	1,171

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(17)	(23)
Software development costs	(854)	(978)
Patent costs	(29)	(4)
Payment for acquisitions, net	(245)	(1,666)
Net cash used in investing activities	(1,145)	(2,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan, net of lender fees	3,599	13,351
Payments for costs directly attributable to the issuance of term loan	—	(356)
Repayment of term loan	(213)	(7,000)
Payments for debt extinguishment costs	—	(249)
Proceeds from exercise of options	—	38
Proceeds from employee stock purchase plan	29	39
Payments related to settlement of employee share-based awards	(643)	(1,340)
Repurchase of common stock	(475)	(1,765)
Net cash provided by financing activities	2,297	2,718

Net increase in cash and cash equivalents	3,429	1,218
Cash and cash equivalents - beginning of period	5,288	5,651
Cash and cash equivalents - end of period	$8,717	$6,869

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$527	$506

Non-cash investing and financing activities:
Right-of-use assets and operating lease obligations recognized during the year	$339	$—

See notes to unaudited consolidated financial statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of AudioEye, Inc. and its wholly-owned subsidiary Equally AI Ltd. (“we”, “our” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), as filed with the SEC on March 12, 2026.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and disclosures normally contained in the audited consolidated financial statements as reported in the Company’s Annual Report on Form 10-K have been condensed or omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company presents its unaudited consolidated financial statements, condensed notes, and other financial information rounded to the nearest thousand United States Dollars (“U.S. Dollar”), except for per share data.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are presented in “Note 2 – Significant Accounting Policies” in the 2025 Form 10-K. Users of financial information for interim periods are encouraged to refer to the footnotes to the consolidated financial statements contained in the 2025 Form 10-K when reviewing interim financial results.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to stock-based compensation, allowance for credit losses, intangible assets, and contingent consideration. Actual results may differ from these estimates.

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

June 30, 2026

(Unaudited)

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

The following tables present our revenues disaggregated by sales channel:

	Three months ended June 30,
(in thousands)	2026	2025
Partner and Marketplace	$6,244	$5,399
Enterprise	4,472	4,458
Total revenues	$10,716	$9,857

	Six months ended June 30,
(in thousands)	2026	2025
Partner and Marketplace	$12,215	$10,919
Enterprise	9,054	8,671
Total revenues	$21,269	$19,590

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

The table below summarizes our deferred revenue as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in thousands)	2026	2025
Deferred revenue – current	$9,337	$8,619
Deferred revenue – noncurrent	57	5
Total deferred revenue	$9,394	$8,624

In the three months ended June 30, 2026, we recognized as revenue $2,609,000, or 30%, of the deferred revenue that was outstanding as of December 31, 2025. In the six months ended June 30, 2026, we recognized as revenue $6,683,000, or 77%, of the deferred revenue that was outstanding as of December 31, 2025. In the three months ended June 30, 2025, we recognized as revenue $2,277,000, or 30%, of the deferred revenue that was outstanding as of December 31, 2024. In the six months ended June 30, 2025, we recognized as revenue $5,951,000, or 79%, of the deferred revenue that was outstanding as of December 31, 2024. Total deferred revenue as of December 31, 2024 was $7,518,000.

We had two customers (including, for each such customer, the customer’s affiliates), which accounted for 10% and 13% of our total revenue, respectively, or 23% in aggregate, in the three months ended June 30, 2026. One customer accounted for 13% of our total

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

revenue in the six months ended June 30, 2026, and 13% and 14% of our total revenue in the three and six months ended June 30, 2025, respectively.

As of June 30, 2026 and December 31, 2025, one of the customers represented 13% and 12% of total accounts receivable, respectively.

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

The table below summarizes the deferred commission costs as of June 30, 2026 and December 31, 2025, which are included in Prepaid expenses and other current assets (current portion) and Other assets (noncurrent portion) on our consolidated balance sheets:

	June 30,	December 31,
(in thousands)	2026	2025
Deferred costs – current	$43	$39
Deferred costs – noncurrent	18	29
Total deferred costs	$61	$68

Amortization expense associated with sales commissions was included in Selling and marketing expenses on the consolidated statements of operations and totaled $10,000 and $21,000 for the three and six months ended June 30, 2026, respectively, and $8,000 and $17,000 for the three and six months ended June 30, 2025, respectively.

Business Combinations

The assets acquired, liabilities assumed and contingent consideration in business combinations are recorded at their estimated fair value on the acquisition date with subsequent changes recognized in earnings. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business combination date. As a result, changes to the provisional amounts of assets acquired or liabilities assumed that are identified within the measurement period (not to exceed 12 months from the acquisition date) are recorded as adjustments to the purchase price allocation. Any adjustments identified after the measurement period are recognized in earnings in the reporting period in which they are determined.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

indefinite useful lives are not amortized but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired.

As of June 30, 2026 and December 31, 2025, intangible assets primarily included $8,365,000 and $9,334,000 in customer relationships, respectively, and $2,910,000 and $3,028,000 in capitalized software development costs, respectively, net of accumulated amortization.

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

Employee Stock Purchase Plan

In May 2022, the stockholders of the Company approved the Company’s Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of up to 500,000 shares of common stock. Eligible employees may elect to have a percentage of eligible compensation withheld to purchase shares of our common stock at the end of each purchase period. Currently, each purchase period is the six-month period ending on June 30 or December 31 of each calendar year. The purchase price per share equals 85% of the fair market value of our common stock on the first trading day or the last trading day of each purchase period, whichever amount is lower. Accordingly, the fair value of shares of common stock to be issued under the ESPP is measured on the first day of each offering period using a Black-Scholes option pricing model.

Under the ESPP, a participant may not be granted rights to purchase more than $25,000 worth of common stock for each calendar year and no participant may purchase more than 1,500 shares of our common stock (or such other number as the Compensation Committee may designate) on any one purchase date. As of June 30, 2026, 37,503 shares had been issued under the ESPP and 462,497 shares remained available under the plan.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

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

Potentially dilutive securities outstanding as of June 30, 2026 and 2025, which were excluded from the computation of basic and diluted net loss per share for the periods then ended, are as follows:

	June 30,
(in thousands)	2026	2025
Options	3	12
Restricted stock units	670	1,117
Total	673	1,129

Stock Repurchases

In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. In the three and six months ended June 30, 2026, we used zero and $475,000 of the program to repurchase shares, respectively. As of June 30, 2026, we had $7.45 million remaining for the repurchase of shares under the program.

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

June 30, 2026

(Unaudited)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

The table below provides information on our Level 3 liabilities:

Six Months Ended
June 30, 2026
(in thousands)	Level 3
Contingent consideration (1)
Balance at December 31, 2025	$525
Additions	—
Change in fair value of contingent consideration (2)	(109)
Balance at June 30, 2026	$416
(1)	Represents the contingent consideration liability recorded in connection with asset acquisitions in 2025. The fair value of the contingent consideration was determined by management based on estimated recurring revenue from acquired customer relationships.
(2)	Represents the change in fair value of the contingent consideration liability recorded in connection with asset acquisitions in 2025. The change in fair value is recognized as an adjustment to the cost of the acquired assets.

Recent Accounting Pronouncements

Recently Adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company adopted this ASU on January 1, 2026, on a prospective basis. The adoption of ASU 2025-05 did not have a significant impact on the Company's consolidated financial statements.

Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures.

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

June 30, 2026

(Unaudited)

NOTE 3 — DEBT

Term Loan and Revolving Credit Facility with Western Alliance Bank

On March 31, 2025, the Company entered into a Loan and Security Agreement (the “Credit Facility Agreement”) with Western Alliance Bank, an Arizona corporation (the “Lender”). The Credit Facility Agreement provides for borrowings of up to $20.0 million, including (i) a term loan facility, comprising of a $12.0 million term loan advance funded on March 31, 2025, and subsequent term loan advances at the Company’s request through March 31, 2026, with an aggregate principal amount not to exceed $5.0 million (the “Term Advances”); and (ii) a revolving line of credit in an aggregate outstanding amount not to exceed $3.0 million (the “Revolving Facility”). The Term Advances and the Revolving Facility have a maturity date of March 31, 2030. In the first quarter of 2026, we drew the remaining $3.6 million from the $5.0 million available as subsequent Term Advances, resulting in a total $17.0 million drawn under the term loan.

The outstanding Term Advances and the Revolving Facility bear interest on the outstanding daily balance at a floating rate equal to 3.25% above the term SOFR rate, which is defined as the greater of (i) 2.30% and (ii) the 1-month Term SOFR Reference Rate.

For each Term Advance, the Company was obligated to pay interest-only payments with respect to such Term Advance through April 9, 2026. Beginning on April 10, 2026, the Company is obligated to repay each outstanding Term Advance in (i) quarterly principal payments in the amount of $213,000 each, plus (ii) monthly payments of accrued interest. The final payment for each Term Advance, due on March 31, 2030, shall include all outstanding principal and accrued and unpaid interest under such Term Advance. Once repaid, the Term Advances may not be reborrowed. The interest on the Revolving Facility is payable monthly with the principal outstanding amount due at maturity.

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

In the three and six months ended June 30, 2026, the aggregate amortization of debt discount and debt issuance costs totaled $24,000 and $49,000, respectively.

The Credit Facility Agreement is secured by substantially all of our assets and contains certain customary financial covenants, including the requirements that the Company maintain at all times from the closing date through and including the calendar quarter ended June 30, 2026, (a) unrestricted and unencumbered cash held in accounts with the Lender equal to at least $3.0 million measured as of the last day of each calendar month, and (b) a ratio of certain total committed debt to its Annual Recurring Revenue between 0.70 to 0.55, depending on the testing date, measured as of the last day of each calendar quarter. During the period of time commencing on September 30, 2026, and continuing through and including March 31, 2030, the Company shall maintain (a) a ratio of its aggregate funded indebtedness to its adjusted EBITDA for the prior twelve months of no greater than (i) 2.50 to 1.00 for the calendar quarters commencing September 30, 2026 through and including June 30, 2027, and (ii) 2.00 to 1.00 at all times thereafter, in each case measured as of the last day of each calendar quarter, and (b) a Fixed Charge Coverage Ratio of at least 1.50 to 1.00. As of June 30, 2026, we were in compliance with all covenants under the Credit Facility Agreement.

As of June 30, 2026, the outstanding principal balance of our term loan totaled $16.8 million and there were no outstanding borrowings under the revolving line of credit. As of June 30, 2026, revolving line of credit available for future draws totaled $3.0 million.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

As of June 30, 2026, future principal payments of debt based on the principal balance then outstanding are as follows (in thousands):

Year ending December 31,	Term Loan
2026 (6 months remaining)	$425
2027	850
2028	850
2029	850
2030	13,812
Total repayments	$16,787

As of June 30, 2026, the $16,787,000 in future principal payments reconciles to the carrying value on the consolidated balance sheet as follows:

(in thousands)	June 30, 2026
Term loan principal	$16,787
Less: unamortized debt discount and debt issuance costs	(369)
Term loan, net	$16,418
Term loan, current	$850
Term loan, noncurrent	$15,568

Term Loan with SG Credit Partners

On November 30, 2023, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with SG Credit Partners, Inc., a Delaware corporation. The Loan Agreement provided for a $7.0 million term loan, which was due and payable on the maturity date of November 30, 2026. The interest rate was 6.25% in excess of the base rate, which was defined as the greater of the prime rate and 7.00% per annum. Interest was payable in cash on a monthly basis.

On March 31, 2025, the Company paid $7.0 million in outstanding principal, $105,000 in exit fees and $144,000 in prepayment and other fees with the proceeds from the Credit Facility Agreement to repay in full all indebtedness, liabilities and other obligations outstanding under, and terminated, the Loan Agreement. In the six months ended June 30, 2025, we recognized a $300,000 loss on extinguishment of debt in connection with the termination of the term loan under the Loan Agreement, which included the unamortized portion of related debt discount and debt issuance costs.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are involved in various legal proceedings. These matters are subject to inherent uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely to us. Further, even if these matters are resolved favorably, they may require the expenditure of significant fees and costs.

On the basis of our current knowledge and understanding, we do not believe that judgments, settlements or orders, if any, arising from these matters (either individually or in the aggregate) will have a material adverse effect on our financial position or results of operations.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Contingent Consideration

The Company recorded contingent consideration liabilities in connection with certain asset acquisition transactions in fiscal year 2025. The fair value of the contingent consideration liabilities was determined by management based on estimated recurring revenue from acquired customer relationships. As of June 30, 2026, the total contingent consideration liability was $416,000.

Operating Leases

The Company has operating leases for office space in Tucson, Arizona, and Miami Beach, Florida. The following summarizes the total lease liabilities and remaining future minimum lease payments as of June 30, 2026 (in thousands):

Year ending December 31,	Operating Leases
2026 (6 months remaining)	$34
2027	80
2028	83
2029	85
2030	88
Thereafter	15
Total minimum lease payments	385
Less: present value discount	(65)
Total lease liabilities	$320
Current portion of lease liabilities	$56
Long term portion of lease liabilities	$264

NOTE 5 — STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense recorded for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
RSUs	$1,078	$1,380	$2,394	$2,237
Unrestricted shares of common stock	48	105	78	155
Employee stock purchase plan	15	20	15	20
Total	$1,141	$1,505	$2,487	$2,412

As of June 30, 2026, the unrecognized stock-based compensation expense related to outstanding RSUs totaled $2,402,000, which may be recognized through September 2027, subject to achievement of service and performance conditions.

The following table summarizes the stock option and RSUs activity for the six months ended June 30, 2026:

	Options	RSUs
Outstanding at December 31, 2025	7,436	988,767
Granted	—	299,429
Exercised/Settled	—	(322,841)
Forfeited/Expired	(4,123)	(294,889)
Outstanding at June 30, 2026	3,313	670,466
Vested at June 30, 2026	3,313	289,964
Unvested at June 30, 2026	—	380,502

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

On May 4, 2026, the Company amended and restated its employment agreements with Kelly Georgevich, in connection with her appointment as Chief Executive Officer, and with David Moradi, in connection with his appointment as Executive Chairman and Chief Product Officer. Pursuant to such agreements, all of their time-based RSUs that were outstanding on May 4, 2026 vested on a pro rata basis through and including May 4, 2026, and the remaining unvested RSUs were cancelled. In addition, all outstanding performance  shares held by Mr. Moradi were cancelled on May 4, 2026.

Concurrent with the cancellations on May 4, 2026, the executives were granted new equity awards. Ms. Georgevich was granted 50,000 time-based RSUs, which vest in five tranches through May 4, 2027, 60,000 performance stock units (“PSUs”), and 2,264 shares of common stock, which were fully vested upon grant. Mr. Moradi was granted 58,000 time-based RSUs, which vest in five tranches through May 4, 2027, and 69,600 PSUs. A portion of these PSUs granted to Ms. Georgevich and Mr. Moradi will vest upon certification of the achievement of certain performance targets set for fiscal year 2026, and the remainder of the PSUs will vest upon certification of the achievement of performance targets to be established for fiscal year 2027.

The modifications to the outstanding equity awards held by Ms. Georgevich and Mr. Moradi, as well as the new grants, were accounted for under ASC 718, Compensation — Stock Compensation. Accordingly, incremental compensation cost of $250,000 associated with Ms. Georgevich’s 31,921 net-new RSUs granted in excess of the cancelled RSUs will be recognized over the vesting period of the new RSUs on a straight-line basis ending on May 4, 2027. Compensation cost of $18,000 associated with the 2,264 shares of common stock granted to Ms. Georgevich was immediately recognized on grant. Compensation cost of $261,000 attributed to the portion of the PSUs granted to Ms. Georgevich that are deemed probable of vesting will be recognized ratably through December 31, 2026.

The Company accounted for Mr. Moradi's awards as a single combined-package modification, treating his entire pre-modification equity portfolio as one award replaced by the new combined package, consistent with the economic substance of the transaction. Since the fair value of the new awards immediately after modification was less than the fair value of the cancelled awards immediately before modification, no incremental compensation cost arose with respect to Mr. Moradi’s cancelled or new grants. As a result, the unamortized grant-date fair value of the cancelled RSUs totaling $1,234,000 will be recognized over the vesting period of the new RSUs on a straight-line basis ending on May 4, 2027.

NOTE 6 — SEGMENT INFORMATION

The Company has a single reportable segment focused on the sale of similar products and related services. This reportable segment derives revenues from customers by selling subscriptions for our digital accessibility platform delivering website accessibility compliance and providing services related to digital accessibility.

The Company’s chief operating decision-maker (the "CODM”), who is the chief executive officer, assesses performance for the reportable segment and decides how to allocate resources using net income as the primary measure of profitability. The CODM is not regularly provided with segment specific expenses, but focuses on revenue, gross margin, and net income. The significant expense categories regularly provided to and reviewed by the CODM are consistent with the expense line items presented on the face of the Company's consolidated statements of operations. These segment measures of profitability are shown in the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.

NOTE 7 — SUBSEQUENT EVENTS

We have evaluated subsequent events occurring after June 30, 2026, and based on our evaluation we did not identify any events that would have required recognition or disclosure in these consolidated financial statements.

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

Readers of this report are cautioned not to rely on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our subsequent SEC filings. This cautionary note is applicable to all forward-looking statements contained in this report.

AudioEye Solutions

At its core, AudioEye’s offering provides ongoing testing, automated fixes, and 24/7 monitoring that continually improves conformance with Web Content Accessibility Guidelines (“WCAG”). This in turn helps businesses and organizations comply with WCAG standards as well as applicable U.S. and foreign accessibility laws. Our technology is capable of immediately identifying and fixing most of the common accessibility errors and addresses a wide range of disabilities including dyslexia, color blindness, epilepsy and more. AudioEye also offers additional solutions to provide for enhanced compliance and accessibility, including periodic auditing, custom fixes by experts, and legal support services. Our solutions may be purchased through a subscription service on a month-to-month basis or with one or multi-year terms. We also offer PDF remediation services, as well as mobile application and audit reporting services, including Voluntary Product Accessibility Template (VPAT) audits, to help our customers with their digital accessibility needs.

Intellectual Property

Our intellectual property is primarily comprised of copyrights, trademarks, trade secrets, issued patents and pending patent applications. We have a patent portfolio comprised of twenty-five (25) issued patents in the United States and three (3) pending U.S. patent applications. The commercial value of these patents is unknown.

We plan to continue to invest in research and development and expand our portfolio of proprietary intellectual property.

Our Annual Report filed on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 12, 2026 provides additional information about our business and operations.

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering Americans with Disabilities Act (“ADA”) and WCAG compliance at scale. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In the three months ended June 30, 2026, we continued to focus on product innovation and expanding revenue.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on recurring revenue growth in both channels, while still offering one-time website and mobile application reporting services as well as PDF remediation services that provide non-recurring revenue.

In the three months ended June 30, 2026, total revenue increased by 9% over the prior year comparable period. As of June 30, 2026, Annual Recurring Revenue (“ARR”) was approximately $42.3 million, which represented an increase of 11% year-over-year. Refer to “Other Key Operating Metrics” below for details on how we calculate ARR.

As of June 30, 2026, AudioEye had approximately 129,000 customers, a 7% increase from 120,000 customers at June 30, 2025. The increase in customer count was attributable to an increase in our Partner and Marketplace channel customers.

In the three months ended June 30, 2026, revenue from our Partner and Marketplace channel grew 16% over the prior year comparable period, primarily due to continued expansion with existing partners. The Partner and Marketplace channel represented about 59% of ARR as of June 30, 2026. In three months ended June 30, 2026, total Enterprise channel revenue remained consistent with the prior year comparable period, as the growth in recurring revenue was mostly offset by attrition of customers added through acquisition and a reduction in non-recurring revenue. The Enterprise channel represented about 41% of ARR as of June 30, 2026.

We had two customers (including, for each such customer, the customer’s affiliates) which accounted for 10% and 13% of our total revenue, respectively, or 23% in aggregate, in the three months ended June 30, 2026. One customer accounted for 13% of our total revenue in the six months ended June 30, 2026.

The Company continued to invest in research and development in the second quarter of 2026. Total research and development cost, as defined under the “Research and Development Expenses” section in the “Results of Operations” below, was 12% of total revenue in the three months ended June 30, 2026. In the three months ended June 30, 2026, research and development expenses decreased from the prior year comparable period primarily due to a reduction in employee headcount as a result of efficiency gains from newly implemented AI tools and automation.

In the three months ended June 30, 2026, selling and marketing expense decreased from the prior year comparable period. The decrease in selling and marketing expense was mainly driven by a reduction in marketing personnel resulting from efficiencies gained with the implementation of AI tools and automation, partially offset by higher third-party marketing expenses.

In the three months ended June 30, 2026, general and administrative expense increased from the prior year comparable period. The increase in general and administrative expenses was due primarily to higher litigation expense, severance associated with a reduction in headcount, and amortization expenses.

We provide further commentary on our Results of Operations below.

Results of Operations

Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three and six months ended June 30, 2026 with the three and six months ended June 30, 2025.

Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Three months ended June 30,		Change
(in thousands)	2026	2025	$	%
Revenue	$10,716	$9,857	$859	9%
Cost of revenue	2,267	2,238	29	1%
Gross profit	8,449	7,619	830	11%
Operating expenses:
Selling and marketing	3,650	3,806	(156)	(4)%
Research and development	849	1,200	(351)	(29)%
General and administrative	4,548	3,731	817	22%
Change in fair value of contingent consideration	—	(1,360)	1,360	(100)%
Total operating expenses	9,047	7,377	1,670	23%
Operating (loss) income	(598)	242	(840)	(347)%
Other expense:
Interest expense, net	(267)	(244)	(23)	9%

Net loss	$(865)	$(2)	$(863)	N/A %

	Six months ended June 30,		Change
(in thousands)	2026	2025	$	%
Revenue	$21,269	$19,590	$1,679	9%
Cost of revenue	4,568	4,233	335	8%
Gross profit	16,701	15,357	1,344	9%
Operating expenses:
Selling and marketing	7,502	7,520	(18)	(0)%
Research and development	1,959	2,353	(394)	(17)%
General and administrative	9,721	7,492	2,229	30%
Change in fair value of contingent consideration	—	(1,310)	1,310	(100)%
Total operating expenses	19,182	16,055	3,127	19%
Operating loss	(2,481)	(698)	(1,783)	255%
Other expense:
Interest expense, net	(498)	(473)	(25)	5%
Loss on extinguishment of debt	—	(300)	300	(100)%
Total other expense	(498)	(773)	275	(36)%

Net loss	$(2,979)	$(1,471)	$(1,508)	103%

Revenue

The following tables present our revenues disaggregated by sales channel:

	Three months ended June 30,		Change
(in thousands)	2026	2025	$	%
Partner and Marketplace	$6,244	$5,399	$845	16%
Enterprise	4,472	4,458	14	0%
Total revenues	$10,716	$9,857	$859	9%

	Six months ended June 30,		Change
(in thousands)	2026	2025	$	%
Partner and Marketplace	$12,215	$10,919	$1,296	12%
Enterprise	9,054	8,671	383	4%
Total revenue	$21,269	$19,590	$1,679	9%

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

For each of the three and six months ended June 30, 2026, total revenue increased by 9% over the prior year comparable periods. The 16% and 12% increases in Partner and Marketplace channel revenue for the three and six months ended June 30, 2026, respectively, were primarily due to continued expansion with existing partners.

For the three months ended June 30, 2026, Enterprise channel revenue remained consistent with the prior year comparable period as the growth in recurring revenue was mostly offset by attrition of customers added through acquisition and a reduction in non-recurring revenue. The 4% increase in Enterprise channel revenue for the six months ended June 30, 2026 was driven primarily by new customer relationships.

Cost of Revenue and Gross Profit

	Three months ended June 30,		Change
(in thousands)	2026	2025	$	%
Revenue	$10,716	$9,857	$859	9%
Cost of Revenue	2,267	2,238	29	1%
Gross profit	$8,449	$7,619	$830	11%

	Six months ended June 30,		Change
(in thousands)	2026	2025	$	%
Revenue	$21,269	$19,590	$1,679	9%
Cost of revenue	4,568	4,233	335	8%
Gross profit	$16,701	$15,357	$1,344	9%

Cost of revenue consists primarily of compensation and related benefits costs for our service delivery team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the three and six months ended June 30, 2026, cost of revenue increased by 1% and 8%, respectively, over the prior year comparable periods. The increases in cost of revenue were primarily due to higher costs incurred for service delivery supporting our increased revenue, partially offset by a reduction in employee headcount as a result of efficiency gains from newly implemented AI tools and automation.

For the three and six months ended June 30, 2026, gross profit increased by 11% and 9%, respectively, over the prior year comparable periods. The increases in gross profit were primarily a result of increased revenue from new customers exceeding the incremental fulfilment cost.

Selling and Marketing Expenses

	Three months ended June 30,		Change
(in thousands)	2026	2025	$	%
Selling and marketing	$3,650	$3,806	$(156)	(4)%

	Six months ended June 30,		Change
(in thousands)	2026	2025	$	%
Selling and marketing	$7,502	$7,520	$(18)	(0)%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the three months ended June 30, 2026, selling and marketing expenses decreased by 4% from the prior year comparable period. The decrease in selling and marketing expenses resulted primarily from a reduction in marketing personnel resulting from efficiencies gained with the implementation of AI tools and automation, partially offset by an increase in third-party marketing expenses. Selling and marketing expenses for the six months ended June 30, 2026 were consistent with the prior year comparable period.

Research and Development Expenses

	Three months ended June 30,		Change
(in thousands)	2026	2025	$	%
Research and development expense	$849	$1,200	$(351)	(29)%
Plus: Capitalized research and development cost	389	506	(117)	(23)%
Total research and development cost	$1,238	$1,706	$(468)	(27)%

	Six months ended June 30,		Change
(in thousands)	2026	2025	$	%
Research and development expense	$1,959	$2,353	$(394)	(17)%
Plus: Capitalized research and development cost	854	978	(124)	(13)%
Total research and development cost	$2,813	$3,331	$(518)	(16)%

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

For the three and six months ended June 30, 2026, R&D expenses decreased by 29% and 17%, respectively, from the prior year comparable periods. The decreases were primarily driven by a reduction in employee headcount as a result of efficiency gains from newly implemented AI tools and automation. For the three and six months ended June 30, 2026, capitalized R&D cost decreased by 23% and 13%, respectively, from the prior year comparable periods primarily due to a reduction in engineering personnel. For the three and six months ended June 30, 2026, total R&D cost, which includes both R&D expenses and capitalized R&D costs, decreased by 27% and 16%, respectively, from the prior year comparable periods.

General and Administrative Expenses

	Three months ended June 30,		Change
(in thousands)	2026	2025	$	%
General and administrative	$4,548	$3,731	$817	22%

	Six months ended June 30,		Change
(in thousands)	2026	2025	$	%
General and administrative	$9,721	$7,492	$2,229	30%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, and general corporate expenses including legal fees, occupancy and transaction costs.

For the three and six months ended June 30, 2026, general and administrative expenses increased by 22% and 30%, respectively, over the prior year comparable periods. The increases in general and administrative expense were due primarily to an increase in litigation expense, as well as higher severance cost associated with a reduction in headcount and amortization expense associated with our intangible assets.

Change in Fair Value of Contingent Consideration

	Three months ended June 30,		Change
(in thousands)	2026	2025	$	%
Change in fair value of contingent consideration	$—	$(1,360)	$1,360	(100)%

	Six months ended June 30,		Change
(in thousands)	2026	2025	$	%
Change in fair value of contingent consideration	$—	$(1,310)	$1,310	(100)%

Change in fair value of contingent consideration consists of non-cash valuation adjustments to contingent consideration liabilities recognized in connection with the acquisition of ADA Site Compliance, which was accounted for as a business combination. The earnout targets for ADA Site Compliance were measured as of December 31, 2025, and there will be no further changes to the fair value of this contingent consideration.

For the three and six months ended June 30, 2026, no change in fair value of contingent consideration was recorded.

Interest Expense

	Three months ended June 30,		Change
(in thousands)	2026	2025	$	%
Interest expense, net	$(267)	$(244)	$(23)	9%

	Six months ended June 30,		Change
(in thousands)	2026	2025	$	%
Interest expense, net	$(498)	$(473)	$(25)	5%

Interest expense, net consists primarily of interest on our term loan, offset by interest income from investment in money market funds.

For the three and six months ended June 30, 2026, interest expense, net increased by 9% and 5%, respectively, from the prior year comparable periods. The increases in interest expense were attributable to the increase in outstanding principal balance on our term loan, as we drew the remaining $3.6 million in subsequent term loan advances in the first quarter of 2026.

Loss on Extinguishment of Debt

	Six months ended June 30,		Change
(in thousands)	2026	2025	$	%
Loss on extinguishment of debt	$—	$(300)	$300	(100)%

On March 31, 2025, upon entering into a new credit facility with Western Alliance Bank, the Company paid the full $7.0 million in outstanding principal on its previous term loan with SG Credit Partners. In the three months ended March 31, 2025, in connection with the termination of the SG Credit Partners term loan, we recognized a $300,000 loss on extinguishment of debt, which included prepayment and other fees and the unamortized portion of related debt discount and debt issuance costs. No loss on extinguishment of debt was incurred in the three and six months ended June 30, 2026.

Other Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annualized recurring fee at the date of determination under each active contract, plus (ii) for our Partner and Marketplace channel, the annual or monthly recurring fee for all active customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12 if applicable. Recurring fees are defined as revenues expected to be generated from services typically offered as a subscription service or annual service offering such as our automation and platform, periodic auditing, human-assisted technological fixes, legal support and professional service offerings and other services that reoccur on a multi-year contract. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are terminable prior to the expected term, which may impact future ARR. ARR excludes non-recurring fees, which are defined as revenue expected to be generated from services typically not offered as a subscription service or annual service offering such as our PDF remediation services business, one-time mobile application reports, and other miscellaneous services that are offered as non-subscription services or are expected to be one-time in nature. As of June 30, 2026, ARR was $42.3 million, which represents an increase of 11% year-over-year, driven by growth in both our Partner and Marketplace channel and Enterprise channel.

Liquidity and Capital Resources

Working Capital

(in thousands)	June 30, 2026	December 31, 2025
Current assets	$16,305	$12,622
Current liabilities	(15,331)	(14,416)
Working capital (deficit)	$974	$(1,794)

As of June 30, 2026, we had $8,717,000 in cash and cash equivalents and working capital of $974,000. The $2.8 million increase in working capital in the six months ended June 30, 2026 was primarily due to our $3.6 million draw of the remaining subsequent term loan advances available to the Company, partially offset by the $0.8 million increase in deferred revenue.

In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. Shares repurchased under the program are subsequently retired and restored to the status of authorized but unissued shares of common stock. In the six months ended June 30, 2026, we used $475,000 of the program to repurchase shares. As of June 30, 2026, we had $7.45 million remaining for the repurchase of shares under the program.

As of June 30, 2026, we had $16.8 million outstanding under the term loan, $15.9 million of which is classified as a noncurrent liability. The term loan matures on March 31, 2030, and requires quarterly principal payments which began on April 10, 2026. Refer to Note 3 – Debt to our consolidated financial statements for additional information regarding our credit facility. As of June 30, 2026, we were in compliance with all covenants under the credit facility.

As of August 13, 2026, we had no off-balance sheet arrangements, and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

Cash Flows

	Six months ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$2,277	$1,171
Net cash used in investing activities	(1,145)	(2,671)
Net cash provided by financing activities	2,297	2,718
Net increase in cash and cash equivalents	$3,429	$1,218

For the six months ended June 30, 2026, in relation to the prior year comparable period, cash provided by operating activities increased primarily due to the timing of customer payments.

For the six months ended June 30, 2026, in relation to the prior year comparable period, cash used in investing activities decreased primarily due to a reduction in the current year period in payments associated with acquisitions.

For the six months ended June 30, 2026, in relation to the prior year comparable period, cash provided by financing activities decreased primarily due to lower net proceeds from credit facility activity, partially offset by a reduction in repurchases of common stock and lower payments related to settlement of employee share-based awards. In the six months ended June 30, 2026 and 2025, we received $3.6 million and $13.4 million, respectively, in proceeds from term loan borrowings under the credit facility with Western Alliance Bank. In the first quarter of 2025, we used a portion of the term loan borrowings to repay our previous $7.0 million term loan, as well as costs associated with the issuance and termination of our previous credit facilities.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings. These matters are subject to inherent uncertainties, and it is possible that some of these matters could ultimately be decided, resolved or settled adversely to us. Further, even if these matters are resolved favorably, they may require the expenditure of significant fees and costs.

On the basis of our current knowledge and understanding, we do not believe that judgments, settlements or orders, if any, arising from these matters (either individually or in the aggregate) will have a material adverse effect on our financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to our repurchases of common stock during the three months ended June 30, 2026:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
April 1 - April 30, 2026:
Employee transactions (1)	3,319	$6.72	—	$—
Share repurchase program (2)	—	—	—	7,450,000
May 1 - May 31, 2026:
Employee transactions (1)	24,729	7.77	—	—
Share repurchase program (2)	—	—	—	7,450,000
June 1 - June 30, 2026:
Employee transactions (1)	7,629	6.02	—	—
Share repurchase program (2)	—	—	—	7,450,000
Total:
Employee transactions (1)	35,677	$7.30	—	$—
Share repurchase program (2)	—	$—	—	$7,450,000
(1)	Consists of shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement of restricted stock units and the issuance of common stock.

(2)	In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027. Shares repurchased under the program are subsequently retired.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, no director or executive officer adopted, modified or terminated a “10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description	Form	Date of Filing	Exhibit No.	Filed Herewith
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of May 24, 2024	8-K	May 24, 2024	3.3

3.2	By-Laws of AudioEye, Inc. (as amended as of May 22, 2024)	10-Q	July 29, 2024	3.3

10.1	Amended and Restated Employment Agreement, dated as of May 4, 2026, by and between AudioEye, Inc. and Kelly Georgevich	8-K	May 7, 2026	10.1

10.2	Second Amended and Restated Employment Agreement, dated as of May 4, 2026, by and between AudioEye, Inc. and David Moradi	8-K	May 7, 2026	10.2

10.3	Executive Employment Agreement, dated as of June 17, 2026, by and between AudioEye, Inc. and Matthew Domeyer	8-K	June 18, 2026	10.1

10.4	Restricted Stock Unit Award Agreement, dated May 4, 2026, between AudioEye, Inc. and Kelly Georgevich				X

10.5	Performance Stock Unit Award Agreement, dated May 4, 2026, between AudioEye, Inc. and Kelly Georgevich				X

10.6	Restricted Stock Unit Award Agreement, dated May 4, 2026, between AudioEye, Inc. and David Moradi				X

10.7	Performance Stock Unit Award Agreement, dated May 4, 2026, between AudioEye, Inc. and David Moradi				X

10.8	Form of Restricted Stock Unit Award Agreement (Time-Based) under the AudioEye, Inc. 2020 Equity Incentive Plan (revised August 2026)				X

10.9	Form of Restricted Stock Unit Award Agreement (Non-Employee Director Annual Awards) under the AudioEye, Inc. 2020 Equity Incentive Plan (revised August 2026)				X

10.10	Form of Performance Stock Unit Award Agreement (Performance-Based) under the AudioEye, Inc. 2020 Equity Incentive Plan (revised August 2026)				X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	August 13, 2026	By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Executive Officer

Date:	August 13, 2026	By:	/s/ Matthew Domeyer
Matthew Domeyer
Principal Financial Officer