Form 10-Q
period 2026-09-30
AUDIOEYE INC
filed 2026-10-26
CIK 1362190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 26, 2026, 12,684,577 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AUDIOEYE, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
(in thousands, except per share data)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$9,327	$5,288
Accounts receivable, net of allowance for credit losses of $732 and $643, respectively	5,772	6,557
Prepaid expenses and other current assets	878	777
Total current assets	15,977	12,622

Property and equipment, net of accumulated depreciation of $269 and $227, respectively	105	146
Right of use assets	297	168
Intangible assets, net of accumulated amortization of $15,384 and $13,251, respectively	10,826	12,515
Goodwill	6,682	6,682
Other	41	97
Total assets	$33,928	$32,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,442	$4,851
Operating lease liabilities	57	218
Deferred revenue	8,350	8,619
Contingent consideration	300	225
Term loan, current	850	503
Total current liabilities	12,999	14,416

Long term liabilities:
Term loan, net	15,380	12,479
Operating lease liabilities	254	—
Deferred revenue	81	5
Contingent consideration, long term	—	300
Other	138	226
Total liabilities	28,852	27,426

Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized	—	—
Common stock, $0.00001 par value, 50,000 shares authorized, 12,676 and 12,383 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	110,937	108,201
Accumulated deficit	(105,862)	(103,398)
Total stockholders’ equity	5,076	4,804

Total liabilities and stockholders’ equity	$33,928	$32,230

See notes to unaudited consolidated financial statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue	$10,963	$10,227	$32,232	$29,817

Cost of revenue	1,871	2,312	6,439	6,545

Gross profit	9,092	7,915	25,793	23,272

Operating expenses:
Selling and marketing	3,304	3,649	10,806	11,169
Research and development	889	1,118	2,848	3,471
General and administrative	3,644	3,506	13,365	10,998
Change in fair value of contingent consideration	—	(40)	—	(1,350)
Total operating expenses	7,837	8,233	27,019	24,288

Operating income (loss)	1,255	(318)	(1,226)	(1,016)

Other expense:
Interest expense, net	(265)	(236)	(763)	(709)
Loss on extinguishment of debt	—	—	—	(300)
Total other expense	(265)	(236)	(763)	(1,009)

Net income (loss)	$990	$(554)	$(1,989)	$(2,025)

Net income (loss) per common share - basic	$0.08	$(0.04)	$(0.16)	$(0.16)
Net income (loss) per common share - diluted	$0.08	$(0.04)	$(0.16)	$(0.16)

Weighted average common shares outstanding - basic	12,583	12,414	12,512	12,417
Weighted average common shares outstanding - diluted	12,971	12,414	12,512	12,417

See notes to unaudited consolidated financial statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	12,383	$1	$108,201	$(103,398)	$4,804
Common stock issued upon settlement of restricted stock units	169	—	—	—	—
Issuance of common stock for services	4	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(44)	—	(382)	—	(382)
Common stock repurchased for retirement	(82)	—	—	(475)	(475)
Stock-based compensation	—	—	1,346	—	1,346
Net loss	—	—	—	(2,114)	(2,114)
Balance, March 31, 2026	12,430	$1	$109,165	$(105,987)	$3,179
Common stock issued upon settlement of restricted stock units	154	—	—	—	—
Issuance of common stock for services	7	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	6	—	29	—	29
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(36)	—	(261)	—	(261)
Stock-based compensation	—	—	1,141	—	1,141
Net loss	—	—	—	(865)	(865)
Balance, June 30, 2026	12,561	$1	$110,074	$(106,852)	$3,223
Common stock issued upon settlement of restricted stock units	152	—	—	—	—
Issuance of common stock for services	9	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(46)	—	(328)	—	(328)
Stock-based compensation	—	—	1,191	—	1,191
Net income	—	—	—	990	990
Balance, September 30, 2026	12,676	$1	$110,937	$(105,862)	$5,076

			Additional
	Common stock		Paid-in	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	12,285	$1	$105,181	$(95,746)	$9,436
Common stock issued upon settlement of restricted stock units	207	—	—	—	—
Common stock issued upon exercise of options on a cash basis	6	—	38	—	38
Issuance of common stock for services	7	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(60)	—	(966)	—	(966)
Stock-based compensation	—	—	907	—	907
Net loss	—	—	—	(1,469)	(1,469)
Balance, March 31, 2025	12,445	$1	$105,160	$(97,215)	$7,946
Common stock issued upon exercise of options on a cashless basis	5	—	—	—	—
Common stock issued upon settlement of restricted stock units	155	—	—	—	—
Issuance of common stock for services	9	—	—	—	—
Common stock issued pursuant to employee stock purchase plan	4	—	39	—	39
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(31)	—	(374)	—	(374)
Common stock repurchased for retirement	(144)	—	—	(1,765)	(1,765)
Stock-based compensation	—	—	1,505	—	1,505
Net loss	—	—	—	(2)	(2)
Balance, June 30, 2025	12,443	$1	$106,330	$(98,982)	$7,349
Common stock issued upon settlement of restricted stock units	168	—	—	—	—
Issuance of common stock for services	7	—	—	—	—
Surrender of stock to cover tax liability on settlement of employee stock-based awards	(51)	—	(604)	—	(604)
Common stock repurchased for retirement	(153)	—	—	(1,821)	(1,821)
Stock-based compensation	—	—	1,281	—	1,281
Net loss	—	—	—	(554)	(554)
Balance, September 30, 2025	12,414	$1	$107,007	$(101,357)	$5,651

See notes to unaudited consolidated financial statements

AUDIOEYE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,989)	$(2,025)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,901	2,581
Loss on disposal or impairment of long-lived assets	5	61
Loss on extinguishment of debt	—	300
Stock-based compensation expense	3,678	3,693
Amortization of deferred commissions	32	26
Amortization of debt discount and issuance costs	74	73
Amortization of right-of-use assets	83	127
Change in fair value of contingent consideration	—	(1,350)
Provision for accounts receivable	285	382
Changes in operating assets and liabilities:
Accounts receivable	517	(788)
Prepaid expenses and other assets	(64)	(384)
Accounts payable and accruals	(1,213)	(136)
Operating lease liability	(81)	(148)
Deferred revenue	(193)	(192)
Net cash provided by operating activities	4,035	2,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(32)	(26)
Software development costs	(1,265)	(1,430)
Patent costs	(29)	(39)
Payment for acquisitions, net	(427)	(2,032)
Net cash used in investing activities	(1,753)	(3,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan, net of lender fees	3,599	13,351
Payments for costs directly attributable to the issuance of term loan	—	(443)
Repayment of term loan	(425)	(7,000)
Payments for debt extinguishment costs	—	(249)
Proceeds from exercise of options	—	38
Proceeds from employee stock purchase plan	29	39
Payments related to settlement of employee share-based awards	(971)	(1,944)
Repurchase of common stock	(475)	(3,586)
Net cash provided by financing activities	1,757	206

Net increase (decrease) in cash and cash equivalents	4,039	(1,101)
Cash and cash equivalents - beginning of period	5,288	5,651
Cash and cash equivalents - end of period	$9,327	$4,550

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$821	$766

Supplemental non-cash information:
Right-of-use assets and operating lease obligations recognized during the period	$339	$—

See notes to unaudited consolidated financial statements

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

September 30, 2026

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

The following tables present our revenues disaggregated by sales channel:

	Three months ended September 30,
(in thousands)	2026	2025
Partner and Marketplace	$6,380	$5,582
Enterprise	4,583	4,645
Total revenues	$10,963	$10,227

	Nine months ended September 30,
(in thousands)	2026	2025
Partner and Marketplace	$18,595	$16,501
Enterprise	13,637	13,316
Total revenues	$32,232	$29,817

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

The table below summarizes our deferred revenue as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in thousands)	2026	2025
Deferred revenue – current	$8,350	$8,619
Deferred revenue – noncurrent	81	5
Total deferred revenue	$8,431	$8,624

In the three months ended September 30, 2026, we recognized as revenue $1,404,000, or 16%, of the deferred revenue that was outstanding as of December 31, 2025. In the nine months ended September 30, 2026, we recognized as revenue $8,087,000, or 94%, of the deferred revenue that was outstanding as of December 31, 2025. In the three months ended September 30, 2025, we recognized as revenue $1,076,000, or 14%, of the deferred revenue that was outstanding as of December 31, 2024. In the nine months ended September 30, 2025, we recognized as revenue $7,027,000, or 94%, of the deferred revenue that was outstanding as of December 31, 2024. Total deferred revenue as of December 31, 2024 was $7,518,000.

We had two customers (including, for each such customer, the customer’s affiliates), which accounted for 11% and 12% of our total revenue, respectively, or 23% in aggregate, in the three months ended September 30, 2026. One customer accounted for 13% of our

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

total revenue in the nine months ended September 30, 2026, and 13% of our total revenue in each of the three and nine months ended September 30, 2025.

As of September 30, 2026 and December 31, 2025, one customer represented 14% and 12% of total accounts receivable, respectively.

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

The table below summarizes the deferred commission costs as of September 30, 2026 and December 31, 2025, which are included in Prepaid expenses and other current assets (current portion) and Other assets (noncurrent portion) on our consolidated balance sheets:

	September 30,	December 31,
(in thousands)	2026	2025
Deferred costs – current	$47	$39
Deferred costs – noncurrent	24	29
Total deferred costs	$71	$68

Amortization expense associated with sales commissions was included in Selling and marketing expenses on the consolidated statements of operations and totaled $11,000 and $32,000 for the three and nine months ended September 30, 2026, respectively, and $9,000 and $26,000 for the three and nine months ended September 30, 2025, respectively.

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

September 30, 2026

(Unaudited)

indefinite useful lives are not amortized but are tested for impairment annually and more frequently if events occur or circumstances change that indicate an asset may be impaired.

As of September 30, 2026 and December 31, 2025, intangible assets primarily included $7,808,000 and $9,334,000 in customer relationships, respectively, and $2,864,000 and $3,028,000 in capitalized software development costs, respectively, net of accumulated amortization.

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

Under the ESPP, a participant may not be granted rights to purchase more than $25,000 worth of common stock for each calendar year and no participant may purchase more than 1,500 shares of our common stock (or such other number as the Compensation Committee may designate) on any one purchase date. As of September 30, 2026, 37,503 shares had been issued under the ESPP and 462,497 shares remained available under the plan.

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

We estimate the fair value of RSU awards with time- or performance-based vesting using the value of our common stock on the grant date. We estimate the fair value of market-based RSU awards as of the grant date using the Monte Carlo simulation model.

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

September 30, 2026

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

Earnings (Loss) Per Share (“EPS”)

Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted EPS is calculated based on the net income (loss) available to common stockholders and the weighted average number of shares of common stock outstanding during the period, adjusted for the effects of all potential dilutive common stock issuances related to options and RSUs. The dilutive effect of our stock-based awards is computed using the treasury stock method, which assumes all stock-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (i.e., the difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. However, when a net loss exists, no potential common stock equivalents are included in the computation of the diluted per-share amount because the computation would result in an anti-dilutive per-share amount.

Potentially dilutive securities outstanding as of September 30, 2026 and 2025, which were excluded from the computation of basic and diluted net loss per share for the nine-month period ended September 30, 2026 and the three- and nine-month periods ended September 30, 2025, are as follows:

	September 30,
(in thousands)	2026	2025
Options	2	10
Restricted stock units	736	923
Total	738	933

Stock Repurchases

In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027 (the “2025 Program”). In the three and nine months ended September 30, 2026, we used zero and $475,000 of the 2025 Program to repurchase shares, respectively. As of September 30, 2026, we had $7.45 million remaining for the repurchase of shares under the 2025 Program.

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

September 30, 2026

(Unaudited)

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

The table below provides information on our Level 3 liabilities:

Nine Months Ended
September 30, 2026
(in thousands)	Level 3
Contingent consideration (1)
Balance at December 31, 2025	$525
Additions	—
Change in fair value of contingent consideration (2)	(225)
Balance at September 30, 2026	$300
(1)	Represents the contingent consideration liability recorded in connection with asset acquisitions in 2025. The fair value of the contingent consideration was determined by management based on estimated recurring revenue from acquired customer relationships.
(2)	Represents the change in fair value of the contingent consideration liability recorded in connection with asset acquisitions in 2025. The change in fair value is recognized as an adjustment to the cost of the acquired assets.

Recent Accounting Pronouncements

Not Yet Adopted

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

September 30, 2026

(Unaudited)

NOTE 3 — DEBT

Term Loan and Revolving Credit Facility with Western Alliance Bank

On March 31, 2025, the Company entered into a Loan and Security Agreement (the “Credit Facility Agreement”) with Western Alliance Bank, an Arizona corporation (the “Lender”). The Credit Facility Agreement provides for borrowings of up to $20.0 million, including (i) a term loan facility, comprising of a $12.0 million term loan advance funded on March 31, 2025, and subsequent term loan advances at the Company’s request through March 31, 2026, with an aggregate principal amount not to exceed $5.0 million (the total $17.0 million borrowed under the term loan facility, the “Term Loan”); and (ii) a revolving line of credit in an aggregate outstanding amount not to exceed $3.0 million (the “Revolving Facility”). The Term Loan and the Revolving Facility have a maturity date of March 31, 2030. In the first quarter of 2026, we drew the remaining $3.6 million from the $5.0 million available as subsequent Term Loan advances, resulting in a total $17.0 million drawn under the Term Loan.

The outstanding Term Loan and the Revolving Facility bear interest on the outstanding daily balance at a floating rate equal to 3.25% above the term SOFR rate, which is defined as the greater of (i) 2.30% and (ii) the 1-month Term SOFR Reference Rate.

Under the Term Loan, the Company was obligated to pay interest-only payments through April 9, 2026. Beginning on April 10, 2026, the Company is obligated to repay the Term Loan in (i) quarterly principal payments in the amount of $213,000 each, plus (ii) monthly payments of accrued interest. The final payment for the Term Loan, due on March 31, 2030, shall include all outstanding principal and accrued and unpaid interest under the Term Loan. Once repaid, the Term Loan may not be reborrowed. The interest on the Revolving Facility is payable monthly with the principal outstanding amount due at maturity.

The Company incurred $50,000 in facility fees on the closing date, which were recorded as debt discount. The Company also incurred $443,000 in third-party expenses in connection with the Term Loan, which were recorded as debt issuance costs. Debt discount and debt issuance costs are presented as a direct deduction from the carrying amount of our Term Loan and are amortized to interest expense over the term of the Term Loan on a straight-line basis, which is not materially different from the effective interest method.

In the three and nine months ended September 30, 2026, the aggregate amortization of debt discount and debt issuance costs totaled $25,000 and $74,000, respectively.

The Credit Facility Agreement is secured by substantially all of our assets and contains certain customary financial covenants, including the requirements that the Company maintain at all times from the closing date through and including the calendar quarter ended June 30, 2026, (a) unrestricted and unencumbered cash held in accounts with the Lender equal to at least $3.0 million measured as of the last day of each calendar month, and (b) a ratio of certain total committed debt to its Annual Recurring Revenue between 0.70 to 0.55, depending on the testing date, measured as of the last day of each calendar quarter. During the period of time commencing on September 30, 2026, and continuing through and including March 31, 2030, the Company shall maintain (a) a ratio of its aggregate funded indebtedness to its adjusted EBITDA for the prior twelve months of no greater than (i) 2.50 to 1.00 for the calendar quarters commencing September 30, 2026 through and including June 30, 2027, and (ii) 2.00 to 1.00 at all times thereafter, in each case measured as of the last day of each calendar quarter, and (b) a Fixed Charge Coverage Ratio of at least 1.50 to 1.00. As of September 30, 2026, we were in compliance with all covenants under the Credit Facility Agreement.

On September 18, 2026, the Company entered into a Fourth Loan Modification Agreement with the Lender, which modified the covenant definitions of Adjusted EBITDA and Adjusted EBIDA to permit the add-back of certain litigation expenses, subject to specified caps, and modified the per year limits on permitted stock repurchases. On October 26, 2026, the Company entered into a Fifth Loan Modification Agreement with the Lender, which, among other things, removed the dollar amount limits on permitted stock repurchases, such that repurchases can now be made as long as there is no event of default at the time of, or following, any repurchase, the Company’s liquidity at the time of, or after giving effect to, the repurchase is at least $5.0 million, and the Company has provided certain notices to the Lender. These amendments did not change the principal amount, interest rate, maturity date or repayment terms of the Term Loan or the Revolving Facility.

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

As of September 30, 2026, the outstanding principal balance of our Term Loan totaled $16.6 million and there were no outstanding borrowings under the revolving line of credit. As of September 30, 2026, revolving line of credit available for future draws totaled $3.0 million.

As of September 30, 2026, future principal payments of debt based on the principal balance then outstanding are as follows (in thousands):

Year ending December 31,	Term Loan
2026 (3 months remaining)	$213
2027	850
2028	850
2029	850
2030	13,812
Total repayments	$16,575

As of September 30, 2026, the $16,575,000 in future principal payments reconciles to the carrying value on the consolidated balance sheet as follows:

(in thousands)	September 30, 2026
Term loan principal	$16,575
Less: unamortized debt discount and debt issuance costs	(345)
Term loan, net	$16,230
Term loan, current	$850
Term loan, noncurrent	$15,380

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

On March 31, 2025, the Company paid $7.0 million in outstanding principal, $105,000 in exit fees and $144,000 in prepayment and other fees with the proceeds from the Credit Facility Agreement to repay in full all indebtedness, liabilities and other obligations outstanding under, and terminated, the Loan Agreement. In the nine months ended September 30, 2025, we recognized a $300,000 loss on extinguishment of debt in connection with the termination of the term loan under the Loan Agreement, which included the unamortized portion of related debt discount and debt issuance costs.

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

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Contingent Consideration

The Company recorded contingent consideration liabilities in connection with certain asset acquisition transactions in fiscal year 2025. The fair value of the contingent consideration liabilities was determined by management based on estimated recurring revenue from acquired customer relationships. As of September 30, 2026, the total contingent consideration liability was $300,000.

Operating Leases

The Company has operating leases for office space in Tucson, Arizona, and Miami Beach, Florida. The following summarizes the total lease liabilities and remaining future minimum lease payments as of September 30, 2026 (in thousands):

Year ending December 31,	Operating Leases
2026 (3 months remaining)	$19
2027	80
2028	83
2029	85
2030	88
Thereafter	15
Total minimum lease payments	370
Less: present value discount	(59)
Total lease liabilities	$311
Current portion of lease liabilities	$57
Long term portion of lease liabilities	$254

NOTE 5 — STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense recorded for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
RSUs	$1,133	$1,194	$3,527	$3,431
Unrestricted shares of common stock	58	87	136	242
Employee stock purchase plan	—	—	15	20
Total	$1,191	$1,281	$3,678	$3,693

As of September 30, 2026, the unrecognized stock-based compensation expense related to outstanding RSUs totaled $2,793,000, which may be recognized through September 2027, subject to achievement of service and performance conditions.

The following table summarizes the stock option and RSUs activity for the nine months ended September 30, 2026:

	Options	RSUs
Outstanding at December 31, 2025	7,436	988,767
Granted	—	525,548
Exercised/Settled	—	(475,205)
Forfeited/Expired	(5,385)	(303,468)
Outstanding at September 30, 2026	2,051	735,642
Vested at September 30, 2026	2,051	287,030
Unvested at September 30, 2026	—	448,612

AUDIOEYE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

The modifications to the outstanding equity awards held by Ms. Georgevich and Mr. Moradi, as well as the new grants, were accounted for under ASC 718, Compensation — Stock Compensation. Accordingly, incremental compensation cost of $250,000 associated with Ms. Georgevich’s 31,921 net-new RSUs granted in excess of the cancelled RSUs is being recognized over the vesting period of the new RSUs on a straight-line basis ending on May 4, 2027. Compensation cost of $18,000 associated with the 2,264 shares of common stock granted to Ms. Georgevich was immediately recognized on grant. Compensation cost of $261,000 attributed to the portion of the PSUs granted to Ms. Georgevich that are deemed probable of vesting is being recognized ratably through December 31, 2026.

The Company accounted for Mr. Moradi's awards as a single combined-package modification, treating his entire pre-modification equity portfolio as one award replaced by the new combined package, consistent with the economic substance of the transaction. Since the fair value of the new awards immediately after modification was less than the fair value of the cancelled awards immediately before modification, no incremental compensation cost arose with respect to Mr. Moradi’s cancelled or new grants. As a result, the unamortized grant-date fair value of the cancelled RSUs totaling $1,234,000 is being recognized over the vesting period of the new RSUs on a straight-line basis ending on May 4, 2027.

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

NOTE 7 — SUBSEQUENT EVENTS

In October 2026, the Board of Directors adopted a new program to repurchase up to $15.0 million of our outstanding shares of common stock through October 18, 2027. This program replaced the 2025 Program, which the Board of Directors terminated in connection with the approval of the new program. The new program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. No shares have been repurchased under the new program through October 26, 2026.

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

AudioEye Solutions

At its core, AudioEye’s offering provides ongoing testing, automated fixes, and 24/7 monitoring that continually improves conformance with Web Content Accessibility Guidelines (“WCAG”). This in turn helps businesses and organizations comply with WCAG standards as well as applicable U.S. and foreign accessibility laws. Our technology is capable of immediately identifying and fixing most of the common accessibility errors and addresses a wide range of disabilities including dyslexia, color blindness, epilepsy and more. AudioEye also offers additional solutions to provide for enhanced compliance and accessibility, including periodic auditing, custom fixes by experts, and legal support services. Our solutions may be purchased through a subscription service on a month-to-month basis or with one or multi-year terms. We also offer PDF remediation services, as well as website and mobile application reporting services, including Voluntary Product Accessibility Template (VPAT) audits, to help our customers with their digital accessibility needs.

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

Executive Overview

AudioEye is an industry-leading digital accessibility platform delivering Americans with Disabilities Act (“ADA”) and WCAG compliance at scale. Our solutions advance accessibility with patented technology that reduces barriers, expands access for individuals with disabilities, and enhances the user experience for a broader audience. In the three months ended September 30, 2026, we continued to focus on product innovation and expanding revenue.

We have two sales channels to deliver our product, the Partner and Marketplace channel and the Enterprise channel. AudioEye continues to focus on recurring revenue growth in both channels, while still offering one-time website and mobile application reporting services as well as PDF remediation services that provide non-recurring revenue.

In the three months ended September 30, 2026, total revenue increased by 7% over the prior year comparable period. As of September 30, 2026, Annual Recurring Revenue (“ARR”) was approximately $43.3 million, which represented an increase of 12% year-over-year. Refer to “Other Key Operating Metrics” below for details on how we calculate ARR.

As of September 30, 2026, AudioEye had approximately 130,000 customers, a 6% increase from 123,000 customers at September 30, 2025. The increase in customer count was attributable to an increase in both our Partner and Marketplace channel customers and our Enterprise channel customers.

In the three months ended September 30, 2026, revenue from our Partner and Marketplace channel grew 14% over the prior year comparable period, primarily due to continued expansion with existing partners. The Partner and Marketplace channel represented about 59% of ARR as of September 30, 2026. In the three months ended September 30, 2026, total Enterprise channel revenue decreased 1% from the prior year comparable period, primarily due to a reduction in non-recurring revenue. The Enterprise channel represented about 41% of ARR as of September 30, 2026.

We had two customers (including, for each such customer, the customer’s affiliates) which accounted for 11% and 12% of our total revenue, respectively, or 23% in aggregate, in the three months ended September 30, 2026. One customer accounted for 13% of our total revenue in the nine months ended September 30, 2026.

The Company continued to invest in research and development in the third quarter of 2026. Total research and development cost, as defined under the “Research and Development Expenses” section in the “Results of Operations” below, was 12% of total revenue in the three months ended September 30, 2026. In the three months ended September 30, 2026, research and development expenses decreased from the prior year comparable period primarily due to a reduction in employee headcount as a result of efficiency gains from newly implemented AI tools and automation.

In the three months ended September 30, 2026, selling and marketing expenses decreased from the prior year comparable period. The decrease in selling and marketing expenses was mainly driven by a reduction in marketing personnel resulting from efficiencies gained with the implementation of AI tools and automation.

In the three months ended September 30, 2026, general and administrative expenses increased from the prior year comparable period. The increase in general and administrative expenses was due primarily to higher personnel costs, partially offset by lower litigation expenses.

We provide further commentary on our Results of Operations below.

Results of Operations

Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP” or “GAAP”). The discussion of the results of our operations compares the three and nine months ended September 30, 2026 with the three and nine months ended September 30, 2025.

Our results of operations in these interim periods are not necessarily indicative of the results which may be expected for any subsequent period. Due to rounding, numbers presented throughout this document may not add precisely to the totals provided and percentages may not precisely reflect the absolute figures.

	Three months ended September 30,		Change
(in thousands)	2026	2025	$	%
Revenue	$10,963	$10,227	$736	7%
Cost of revenue	1,871	2,312	(441)	(19)%
Gross profit	9,092	7,915	1,177	15%
Operating expenses:
Selling and marketing	3,304	3,649	(345)	(9)%
Research and development	889	1,118	(229)	(20)%
General and administrative	3,644	3,506	138	4%
Change in fair value of contingent consideration	—	(40)	40	(100)%
Total operating expenses	7,837	8,233	(396)	(5)%
Operating income (loss)	1,255	(318)	1,573	495%
Other expense:
Interest expense, net	(265)	(236)	(29)	12%

Net income (loss)	$990	$(554)	$1,544	279%

	Nine months ended September 30,		Change
(in thousands)	2026	2025	$	%
Revenue	$32,232	$29,817	$2,415	8%
Cost of revenue	6,439	6,545	(106)	(2)%
Gross profit	25,793	23,272	2,521	11%
Operating expenses:
Selling and marketing	10,806	11,169	(363)	(3)%
Research and development	2,848	3,471	(623)	(18)%
General and administrative	13,365	10,998	2,367	22%
Change in fair value of contingent consideration	—	(1,350)	1,350	(100)%
Total operating expenses	27,019	24,288	2,731	11%
Operating loss	(1,226)	(1,016)	(210)	21%
Other expense:
Interest expense, net	(763)	(709)	(54)	8%
Loss on extinguishment of debt	—	(300)	300	(100)%
Total other expense	(763)	(1,009)	246	(24)%

Net loss	$(1,989)	$(2,025)	$36	(2)%

Revenue

The following tables present our revenues disaggregated by sales channel:

	Three months ended September 30,		Change
(in thousands)	2026	2025	$	%
Partner and Marketplace	$6,380	$5,582	$798	14%
Enterprise	4,583	4,645	(62)	(1)%
Total revenues	$10,963	$10,227	$736	7%

	Nine months ended September 30,		Change
(in thousands)	2026	2025	$	%
Partner and Marketplace	$18,595	$16,501	$2,094	13%
Enterprise	13,637	13,316	321	2%
Total revenue	$32,232	$29,817	$2,415	8%

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

For the three and nine months ended September 30, 2026, total revenue increased by 7% and 8%, respectively, over the prior year comparable periods. The 14% and 13% increases in Partner and Marketplace channel revenue for the three and nine months ended September 30, 2026, respectively, were primarily due to continued expansion with existing partners.

For the three months ended September 30, 2026, Enterprise channel revenue decreased by 1% from the prior year comparable period, primarily due to a reduction in non-recurring revenue. For the nine months ended September 30, 2026, Enterprise channel revenue increased by 2% over the prior year comparable period, driven primarily by the growth in recurring revenue resulting from new customer relationships.

Cost of Revenue and Gross Profit

	Three months ended September 30,		Change
(in thousands)	2026	2025	$	%
Revenue	$10,963	$10,227	$736	7%
Cost of Revenue	1,871	2,312	(441)	(19)%
Gross profit	$9,092	$7,915	$1,177	15%

	Nine months ended September 30,		Change
(in thousands)	2026	2025	$	%
Revenue	$32,232	$29,817	$2,415	8%
Cost of revenue	6,439	6,545	(106)	(2)%
Gross profit	$25,793	$23,272	$2,521	11%

Cost of revenue consists primarily of compensation and related benefits costs for our service delivery team, as well as a portion of our technology operations team that supports the delivery of our services, fees paid to our managed hosting and other third-party service providers, amortization of capitalized software development costs and patent costs, and allocated overhead costs.

For the three and nine months ended September 30, 2026, cost of revenue decreased by 19% and 2%, respectively, from the prior year comparable periods. The decrease in cost of revenue for the three months ended September 30, 2026 was primarily due to reductions in fulfillment costs and in employee headcount as a result of operational efficiencies. The decrease in cost of revenue for the nine months ended September 30, 2026 was primarily due to a reduction in employee headcount as a result of operational efficiencies.

For the three and nine months ended September 30, 2026, gross profit increased by 15% and 11%, respectively, over the prior year comparable periods. The increases in gross profit were primarily a result of increased revenue attributed to new customers and to the continued expansion with existing partners.

Selling and Marketing Expenses

	Three months ended September 30,		Change
(in thousands)	2026	2025	$	%
Selling and marketing	$3,304	$3,649	$(345)	(9)%

	Nine months ended September 30,		Change
(in thousands)	2026	2025	$	%
Selling and marketing	$10,806	$11,169	$(363)	(3)%

Selling and marketing expenses consist primarily of compensation and benefits related to our sales and marketing staff, as well as third-party advertising and marketing expenses.

For the three and nine months ended September 30, 2026, selling and marketing expenses decreased by 9% and 3%, respectively, from the prior year comparable periods. The decreases in selling and marketing expenses were primarily due to a reduction in marketing personnel resulting from efficiencies gained with the implementation of AI tools and automation. The decrease in selling and marketing expenses for the nine months ended September 30, 2026 was partially offset by an increase in third-party marketing expenses.

Research and Development Expenses

	Three months ended September 30,		Change
(in thousands)	2026	2025	$	%
Research and development expense	$889	$1,118	$(229)	(20)%
Plus: Capitalized research and development cost	411	452	(41)	(9)%
Total research and development cost	$1,300	$1,570	$(270)	(17)%

	Nine months ended September 30,		Change
(in thousands)	2026	2025	$	%
Research and development expense	$2,848	$3,471	$(623)	(18)%
Plus: Capitalized research and development cost	1,265	1,430	(165)	(12)%
Total research and development cost	$4,113	$4,901	$(788)	(16)%

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

For the three and nine months ended September 30, 2026, R&D expenses decreased by 20% and 18%, respectively, from the prior year comparable periods. The decreases were primarily driven by a reduction in employee headcount as a result of efficiency gains from newly implemented AI tools and automation. For the three and nine months ended September 30, 2026, capitalized R&D cost decreased by 9% and 12%, respectively, from the prior year comparable periods primarily due to a reduction in engineering personnel. For the three and nine months ended September 30, 2026, total R&D cost, which includes both R&D expenses and capitalized R&D costs, decreased by 17% and 16%, respectively, from the prior year comparable periods.

General and Administrative Expenses

	Three months ended September 30,		Change
(in thousands)	2026	2025	$	%
General and administrative	$3,644	$3,506	$138	4%

	Nine months ended September 30,		Change
(in thousands)	2026	2025	$	%
General and administrative	$13,365	$10,998	$2,367	22%

General and administrative expenses consist primarily of compensation and benefits related to our executives, directors and corporate support functions, and general corporate expenses including legal fees, occupancy and transaction costs.

For the three and nine months ended September 30, 2026, general and administrative expenses increased by 4% and 22%, respectively, over the prior year comparable periods. For the three months ended September 30, 2026, the increase in general and administrative expenses was due primarily to higher personnel costs, partially offset by lower litigation expenses. For the nine months ended September 30, 2026, the increase in general and administrative expenses was due primarily to increases in litigation and in stock compensation expense.

Change in Fair Value of Contingent Consideration

	Three months ended September 30,		Change
(in thousands)	2026	2025	$	%
Change in fair value of contingent consideration	$—	$(40)	$40	(100)%

	Nine months ended September 30,		Change
(in thousands)	2026	2025	$	%
Change in fair value of contingent consideration	$—	$(1,350)	$1,350	(100)%

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

For the three and nine months ended September 30, 2026, no change in fair value of contingent consideration was recorded in earnings.

Interest Expense

	Three months ended September 30,		Change
(in thousands)	2026	2025	$	%
Interest expense, net	$(265)	$(236)	$(29)	12%

	Nine months ended September 30,		Change
(in thousands)	2026	2025	$	%
Interest expense, net	$(763)	$(709)	$(54)	8%

Interest expense, net consists primarily of interest on our term loan, offset by interest income from investment in money market funds.

For the three and nine months ended September 30, 2026, interest expense, net increased by 12% and 8%, respectively, from the prior year comparable periods. The increases in interest expense were attributable to the increase in outstanding principal balance on our term loan, as we drew the remaining $3.6 million in subsequent term loan advances in the first quarter of 2026.

Loss on Extinguishment of Debt

	Nine months ended September 30,		Change
(in thousands)	2026	2025	$	%
Loss on extinguishment of debt	$—	$(300)	$300	(100)%

On March 31, 2025, upon entering into a new credit facility with Western Alliance Bank, the Company paid the full $7.0 million in outstanding principal on its previous term loan with SG Credit Partners. In the three months ended March 31, 2025, in connection with the termination of the SG Credit Partners term loan, we recognized a $300,000 loss on extinguishment of debt, which included prepayment and other fees and the unamortized portion of related debt discount and debt issuance costs. No loss on extinguishment of debt was incurred in the three and nine months ended September 30, 2026.

Other Key Operating Metrics

We consider annual recurring revenue (“ARR”) as a key operating metric and a key indicator of our overall business. We also use ARR as one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

We define ARR as the sum of (i) for our Enterprise channel, the total of the annualized recurring fee at the date of determination under each active contract, plus (ii) for our Partner and Marketplace channel, the annual or monthly recurring fee for all active customers at the date of determination, in each case, assuming no changes to the subscription, multiplied by 12 if applicable. Recurring fees are defined as revenues expected to be generated from services typically offered as a subscription service or annual service offering such as our automation and platform, periodic auditing, human-assisted technological fixes, legal support and professional service offerings and other services that reoccur on a multi-year contract. This determination includes both annual and monthly contracts for recurring products. Some of our contracts are terminable prior to the expected term, which may impact future ARR. ARR excludes non-recurring fees, which are defined as revenue expected to be generated from services typically not offered as a subscription service or annual service offering such as our PDF remediation services business, one-time website and mobile application reports, and other miscellaneous services that are offered as non-subscription services or are expected to be one-time in nature. As of September 30, 2026, ARR was $43.3 million, which represents an increase of 12% year-over-year, driven by growth in both our Partner and Marketplace channel and our Enterprise channel.

Liquidity and Capital Resources

Working Capital

(in thousands)	September 30, 2026	December 31, 2025
Current assets	$15,977	$12,622
Current liabilities	(12,999)	(14,416)
Working capital (deficit)	$2,978	$(1,794)

As of September 30, 2026, we had $9.3 million in cash and cash equivalents and working capital of $3.0 million. The $4.8 million increase in working capital in the nine months ended September 30, 2026 was primarily due to our $3.6 million draw of the remaining subsequent term loan advances available to the Company.

In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027 (the “2025 Program”). In the nine months ended September 30, 2026, we used $475,000 of the 2025 Program to repurchase shares. As of September 30, 2026, we had $7.45 million remaining for the repurchase of shares under the 2025 Program. In October 2026, the Board of Directors adopted a new program to repurchase up to $15.0 million of our outstanding shares of common stock through October 18, 2027. This program replaced the 2025 Program, which the Board of Directors terminated in connection with the approval of the new program. The new program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. Shares repurchased under any repurchase program are subsequently retired and restored to the status of authorized but unissued shares of common stock.

As of September 30, 2026, we had $16.6 million in principal outstanding under the term loan, $15.7 million of which is classified as a noncurrent liability. The term loan matures on March 31, 2030, and requires quarterly principal payments which began on April 10, 2026. Refer to Note 3 – Debt to our consolidated financial statements for additional information regarding our credit facility. As of September 30, 2026, we were in compliance with all covenants under the credit facility. In October 2026, the Company entered into a Fifth Loan Modification Agreement with the Lender, which amended certain restrictions on permitted stock repurchases under the Credit Facility Agreement. See Part II, Item 5. “Other Information” for additional information regarding the Fifth Loan Modification Agreement.

As of October 26, 2026, we had no off-balance sheet arrangements, and we believe that the Company has sufficient liquidity to continue as a going concern through the next twelve months.

While the Company has been successful in raising capital, there is no assurance that it will be successful at raising additional capital in the future. Additionally, if the Company’s plans are not achieved and/or if significant unanticipated events occur, the Company may have to further modify its business plan, which may require us to raise additional capital or reduce expenses.

Cash Flows

	Nine months ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$4,035	$2,220
Net cash used in investing activities	(1,753)	(3,527)
Net cash provided by financing activities	1,757	206
Net increase (decrease) in cash and cash equivalents	$4,039	$(1,101)

For the nine months ended September 30, 2026, in relation to the prior year comparable period, cash provided by operating activities increased primarily due to an increase in customer collections and a decrease in personnel cost resulting from a reduction in headcount.

For the nine months ended September 30, 2026, in relation to the prior year comparable period, cash used in investing activities decreased primarily due to a reduction in the current year period in payments associated with acquisitions.

For the nine months ended September 30, 2026, in relation to the prior year comparable period, cash provided by financing activities increased primarily due to a reduction in repurchases of common stock and lower payments related to settlement of employee share-based awards, partially offset by lower net proceeds from credit facility activity. In the nine months ended September 30, 2026 and 2025, we received $3.6 million and $13.4 million, respectively, in proceeds from term loan borrowings under the credit facility with Western Alliance Bank. In the first quarter of 2025, we used a portion of the term loan borrowings to repay our previous $7.0 million term loan, as well as costs associated with the issuance and termination of our previous credit facility.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to our repurchases of common stock during the three months ended September 30, 2026:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
July 1 - July 31, 2026:
Employee transactions (1)	787	$6.92	—	$—
Share repurchase program (2)	—	—	—	7,450,000
August 1 - August 31, 2026:
Employee transactions (1)	1,373	6.97	—	—
Share repurchase program (2)	—	—	—	7,450,000
September 1 - September 30, 2026:
Employee transactions (1)	43,405	7.20	—	—
Share repurchase program (2)	—	—	—	7,450,000
Total:
Employee transactions (1)	45,565	$7.19	—	$—
Share repurchase program (2)	—	$—	—	$7,450,000
(1)	Consists of shares surrendered by employees to satisfy tax withholding obligations in connection with the settlement of restricted stock units and the issuance of common stock.

(2)	In January 2025, the Board of Directors adopted a share repurchase program authorizing the repurchase of up to $12.5 million of our common stock through January 24, 2027, which program was in effect at September 30, 2026 but was subsequently replaced with a $15.0 million program. Shares repurchased under the programs are subsequently retired.

Item 5. Other Information

Fifth Loan Modification Agreement

Because we are filing this Quarterly Report on Form 10-Q within four business days after the triggering event, we are making the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement and Item 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant:

On October 26, 2026, we entered into a Fifth Loan Modification Agreement (the “Fifth Amendment”) to the Loan and Security Agreement, dated as of March 31, 2025, by and between the Company and Western Alliance Bank (the “Bank”) (as amended by that certain Consent and First Loan Modification Agreement dated as of May 22, 2025, that certain Second Loan Modification Agreement dated as of August 13, 2025, that certain Consent and Third Loan Modification Agreement dated as of January 12, 2026, and that certain Fourth Loan Modification Agreement dated as of September 18, 2026, the “Loan Agreement”).

The Fifth Amendment eliminates the definition of “Permitted Stock Buyback Amount” from the Loan Agreement, which previously limited the Company’s repurchases of its stock to an amount not to exceed $7.0 million in the aggregate for fiscal years 2025, 2026, and 2027, and an amount not to exceed $2.0 million for fiscal year 2028 and each fiscal year thereafter.

The Fifth Amendment also amends and restates the definition of “Permitted Stock Buybacks” in the Loan Agreement to mean any repurchases of the Company’s stock, in management’s commercially reasonable discretion, provided that each of the following conditions is satisfied: (i) an event of default does not exist at the time of any repurchase, and would not exist after giving effect to the repurchase, (ii) the Company has delivered evidence, satisfactory to the Bank in its sole and absolute discretion, that the Company’s liquidity at the time of any repurchase, and after giving effect to the repurchase, is at least $5,000,000, and (iii) at least five business days prior to the opening of any Company trading window during which the Company intends to make any repurchases, the Company has delivered written notice to the Bank of its intent to make repurchases during the trading window.  The restrictions in the amended and restated definition of “Permitted Stock Buybacks” relating to the absence of events of default and minimum liquidity are consistent with restrictions in the Loan Agreement prior to the Fifth Amendment.

The foregoing description of the Fifth Amendment is a summary only and is qualified in its entirety by reference to such document, which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, no director or executive officer adopted, modified or terminated a “10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description	Form	Date of Filing	Exhibit No.	Filed Herewith
3.1	Restated Certificate of Incorporation of AudioEye, Inc., dated as of May 24, 2024	8-K	May 24, 2024	3.3

3.2	By-Laws of AudioEye, Inc. (as amended as of May 22, 2024)	10-Q	July 29, 2024	3.3

10.1	Fourth Loan Modification Agreement, dated as of September 18, 2026, by and among Western Alliance Bank and AudioEye, Inc.	8-K	September 18, 2026	10.1

10.2	Fifth Loan Modification Agreement, dated as of October 26, 2026, by and among Western Alliance Bank and AudioEye, Inc.				X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIOEYE, INC.

Date:	October 26, 2026	By:	/s/ Kelly Georgevich
Kelly Georgevich
Principal Executive Officer

Date:	October 26, 2026	By:	/s/ Matthew Domeyer
Matthew Domeyer
Principal Financial Officer